Form 10-Q
period 2021-09-30
BayFirst Financial Corp.
filed 2021-12-16
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-41068
BAYFIRST FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Florida	59-3665079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Central Avenue St. Petersburg, Florida	33701
(Address of Principal Executive Offices)	(Zip Code)
(727) 440-6848
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	BAFN	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 3,974,067 shares of common stock as of December 8, 2021.

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

AFS: Available for Sale	FHLB: Federal Home Loan Bank
ALCO: Asset-Liability Committee	FNBB: First National Bankers Bank
ALLL: Allowance for Loan Losses	FRB: Federal Reserve Bank
ASC: FASB Accounting Standards Codification	FVO: Fair Value Option
ASU: FASB Accounting Standards Update	GAAP: Generally Accepted Accounting Principles
CAA: Consolidated Appropriations Act	IRA: Individual Retirement Account
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	JOBS Act: Jumpstart Our Business Startups Act of 2012
CBLR: Community Bank Leverage Ratio	LHFS: Loans Held for Sale
CECL: Current Expected Credit Losses	MMDA: Money Market Deposit Account
C&I: Commercial and Industrial	NOW: Negotiable Order of Withdrawal
CIK: Central Index Key	NSPP: Non-Qualified Stock Purchase Plan
COVID-19: Coronavirus disease 2019	OREO: Other Real Estate Owned
DODD-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	PPP: Paycheck Protection Program
DRIP: Dividend Reinvestment Plan	PPPLF: Paycheck Protection Program Liquidity Facility
Equity Plan: The Amended and Restated 2017 Equity Inventive Plan	SBA: Small Business Administration
ESPP: Employee Stock Purchase Plan	SEC: U.S. Securities and Exchange Commission
ESOP: Employee Stock Ownership Plan	SOFR: Secured Overnight Financing Rate
Exchange Act: Securities Exchange Act of 1934	U.S.: United States
FASB: Financial Accounting Standards Board	TDR: Trouble Debt Restructure
FDIC: Federal Deposit Insurance Corporation	iXBRL: Inline eXtensible Business Reporting Language

BAYFIRST FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
Part I - Financial Information
Item 1. Financial Statements

ASSETS
	September 30, 2021	December 31, 2020
	(Unaudited)
Cash and due from banks	$2,715	$2,790
Interest-bearing deposits in banks	104,382	52,589
Cash and cash equivalents	107,097	55,379
Time deposits in banks	2,381	2,381
Investment securities available for sale	32,535	—
Investment securities held to maturity	3	41
Restricted equity securities, at cost	2,827	2,362
Residential loans held for sale	91,243	208,704
SBA loans held for investment, at fair value	9,805	9,264
Loans held for investment, at amortized cost net of allowance for loan losses of $16,616 and $21,162	629,873	1,197,896
Accrued interest receivable	4,292	7,300
Premises and equipment, net	24,622	18,115
Loan servicing rights	6,155	8,160
Right-of-use operating lease assets	4,345	3,737
Bank owned life insurance	12,434	12,183
Other assets	16,131	19,169
Total assets	$943,743	$1,544,691
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$87,625	$62,650
Interest-bearing transaction accounts	157,304	140,265
Savings and money market deposits	377,452	286,744
Time deposits	52,653	69,125
Total deposits	675,034	558,784
Subordinated debentures	5,983	5,948
Notes payable	3,413	3,754
PPP Liquidity Facility	144,601	881,262
Accrued interest payable	562	1,999
Operating lease liabilities	4,545	3,925
Accrued expenses and other liabilities	15,307	17,950
Total liabilities	849,445	1,473,622

Shareholders’ equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at September 30, 2021 and December 31, 2020; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 4,310 and 8,760 shares issued and outstanding at September 30, 2021 and December 31, 2020; aggregate liquidation preference of $4,310 and $8,760, respectively	4,193	8,516
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 3,919,977 and 3,485,018 shares issued and outstanding at September 30, 2021 and December 31, 2020	50,546	43,043
Accumulated other comprehensive income (loss), net	(201)	—
Unearned compensation	(23)	(41)
Retained earnings	33,622	13,390
Total shareholders’ equity	94,298	71,069
Total liabilities and shareholders’ equity	$943,743	$1,544,691
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$9,357	$12,550	$39,014	$29,247
Interest-bearing deposits in banks and other	188	72	420	571
Total interest income	9,545	12,622	39,434	29,818
Interest expense:
Deposits	1,152	1,540	3,666	6,111
Borrowings	377	998	2,218	1,827
Total interest expense	1,529	2,538	5,884	7,938
Net interest income	8,016	10,084	33,550	21,880
Provision for loan losses	(3,000)	7,000	(1,000)	11,900
Net interest income after provision for loan losses	11,016	3,084	34,550	9,980
Noninterest income:
Residential loan fee income	21,323	31,226	76,704	61,888
Loan servicing income, net	417	565	1,446	1,753
Gain (loss) on sale of SBA loans, net	(338)	—	13,460	1,732
Service charges and fees	261	205	730	664
SBA loan fair value gain	72	55	151	49
Other noninterest income	257	141	872	232
Total noninterest income	21,992	32,192	93,363	66,318
Noninterest expense:
Salaries and benefits	12,851	8,876	38,966	24,497
Bonus, commissions, and incentives	8,536	11,919	29,627	23,887
Mortgage banking	1,440	1,620	4,707	3,645
Occupancy and equipment	1,278	1,182	3,907	3,314
Data processing	1,347	1,163	5,209	3,086
Marketing and business development	1,924	717	5,444	2,250
Professional services	1,428	878	3,195	2,343
Loan origination and collection	683	908	2,284	1,771
Employee recruiting and development	809	245	2,431	1,135
Regulatory assessments	138	144	340	418
Other noninterest expense	795	556	2,508	1,649
Total noninterest expense	31,229	28,208	98,618	67,995
Income before income taxes	1,779	7,068	29,295	8,303
Income tax expense	499	1,815	7,488	1,206
Net income	1,280	5,253	21,807	7,097
Preferred stock dividends	230	202	797	557
Net income available to common shareholders	$1,050	$5,051	$21,010	$6,540
Basic earnings per common share	$0.27	$1.47	$5.60	$1.91
Diluted earnings per common share	$0.26	$1.37	$5.13	$1.78
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$1,280	$5,253	$21,807	$7,097
Net unrealized gains (losses) on investment securities available for sale	(108)	—	(274)	—
Deferred income tax benefit	29	—	73	—
Other comprehensive income (loss), net	(79)	—	(201)	—
Comprehensive income	$1,201	$5,253	$21,606	$7,097
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Shares, Series A	Preferred Shares, Series B	Common Shares(1)	Preferred Stock, Series A	Preferred Stock, Series B	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total
Three months ended September 30,:
Balance at July 1, 2020	7,895	—	3,435,516	$7,661	$—	$42,199	$—	$(53)	$3,500	$53,307
Net income	—	—	—	—	—	—	—	—	5,253	5,253
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	12,357	—	—	107	—	—	—	107
Dividend reinvestment plan	—	—	7,317	—	—	98	—	—	—	98
Issuance of preferred stock, net	—	3,820	—	—	3,723	—	—	—	—	3,723
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	—	—	—	—	6	—	6
Stock option expense	—	—	—	—	—	92	—	—	—	92
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(202)	(202)
Common stock ($0.067 per share)	—	—	—	—	—	—	—	—	(230)	(230)
Balance at September 30, 2020	7,895	3,820	3,455,190	$7,661	$3,723	$42,496	$—	$(47)	$8,321	$62,154

Balance at July 1, 2021	6,395	4,580	3,867,415	$6,161	$4,456	$49,501	$(122)	$(29)	$32,846	$92,813
Net income	—	—	—	—	—	—	—	—	1,280	1,280
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	8,247	—	—	218	—	—	—	218
Dividend reinvestment plan	—	—	4,337	—	—	105	—	—	—	105
Employee stock ownership plan	—	—	24,920	—	—	366	—	—	—	366
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	—	—	—	—	6	—	6
Stock option expense	—	—	—	—	—	93	—	—	—	93
Conversion of Series B preferred stock to common stock	—	(270)	15,058	—	(263)	263	—	—	—	—
Other comprehensive income (loss), net	—	—	—	—	—	—	(79)	—	—	(79)
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(230)	(230)
Common stock ($0.07 per share)	—	—	—	—	—	—	—	—	(274)	(274)
Balance at September 30, 2021	6,395	4,310	3,919,977	$6,161	$4,193	$50,546	$(201)	$(23)	$33,622	$94,298
(1) Common shares for all periods shown herein reflect the three-for-two stock split, effective on May 10, 2021.
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Shares, Series A	Preferred Shares, Series B	Common Shares(1)	Preferred Stock, Series A	Preferred Stock, Series B	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total
Nine months ended September 30,:
Balance at January 1, 2020	7,895	—	3,393,788	$7,661	$—	$41,362	$—	$(156)	$2,465	$51,332
Net income	—	—	—	—	—	—	—	—	7,097	7,097
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	24,762	—	—	303	—	—	—	303
Dividend reinvestment plan	—	—	28,141	—	—	405	—	—	—	405
Employee stock ownership plan	—	—	17,552	—	—	260	—	—	—	260
Issuance of preferred stock, net	—	3,820	—	—	3,723	—	—	—	—	3,723
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	(9,053)	—	—	(114)	—	109	—	(5)
Stock option expense	—	—	—	—	—	280	—	—	—	280
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(557)	(557)
Common stock ($0.201 per share)	—	—	—	—	—	—	—	—	(684)	(684)
Balance at September 30, 2020	7,895	3,820	3,455,190	$7,661	$3,723	$42,496	$—	$(47)	$8,321	$62,154

Balance at January 1, 2021	6,395	8,760	3,485,018	$6,161	$8,516	$43,043	$—	$(41)	$13,390	$71,069
Net income	—	—	—	—	—	—	—	—	21,807	21,807
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	35,433	—	—	662	—	—	—	662
Dividend reinvestment plan	—	—	17,971	—	—	389	—	—	—	389
Employee stock ownership plan	—	—	24,920	—	—	366	—	—	—	366
Issuance of preferred stock, net	—	740	—	—	727	—	—	—	—	727
Issuance of common stock, net	—	—	35,426	—	—	701	—	—	—	701
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	2,031	—	—	25	—	18	—	43
Stock option expense	—	—	—	—	—	310	—	—	—	310
Conversion of Series B preferred stock to common stock	—	(5,190)	319,178	—	(5,050)	5,050	—	—	—	—
Other comprehensive income (loss), net	—	—	—	—	—	—	(201)	—	—	(201)
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(797)	(797)
Common stock ($0.207 per share)	—	—	—	—	—	—	—	—	(778)	(778)
Balance at September 30, 2021	6,395	4,310	3,919,977	$6,161	$4,193	$50,546	$(201)	$(23)	$33,622	$94,298
(1) Common shares for all periods shown herein reflect the three-for-two stock split, effective on May 10, 2021.
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$21,807	$7,097
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,304	567
Provision for loan losses	(1,000)	11,900
Accretion of discount on unguaranteed loans	(1,523)	(1,705)
Origination of SBA loans held for sale	—	(23,877)
Proceeds from sales of SBA loans held for sale	—	25,228
Net gains on sales of PPP and SBA loans	(13,460)	(1,732)
Origination of residential loans held for sale	(1,744,630)	(1,278,784)
Proceeds from sales of residential loans held for sale	1,930,527	1,268,391
Net gains on sales of residential loans held for sale	(74,842)	(59,328)
Change in fair value of residential loans held for sale	6,168	(3,190)
Change in fair value of SBA loans held for investment, at fair value	(151)	(49)
Amortization of loan servicing rights	2,343	2,641
Non-qualified stock purchase plan expense	56	30
Stock based compensation expense	359	275
Income from bank owned life insurance	(251)	(99)
Changes in:
Accrued interest receivable	3,008	(3,139)
Other assets	2,430	(15,231)
Accrued interest payable	(1,437)	1,077
Other liabilities	(2,023)	7,761
Net cash from operating activities	128,685	(62,167)
Cash flows from investing activities:
Purchase of investment securities available for sale	(33,208)	—
Principal payments on investment securities available for sale	361	—
Principal payments on investment securities held to maturity	37	—
Purchase of restricted equity securities	(465)	(210)
Purchase of PPP loans	—	(22,404)
Proceeds from sales of PPP and SBA loans originally classified as held for investment	331,352	—
Loan (originations) and payments, net	252,220	(932,390)
Purchase of premises and equipment	(7,793)	(1,441)
Purchase of bank owned life insurance	—	(12,000)
Net cash from investing activities	542,504	(968,445)
Cash flows from financing activities:
Net change in deposits	116,250	61,547
Proceeds from issuance of subordinated debt	6,000	—
Payments on notes payable	(341)	(228)
Net proceeds (repayments) of PPP Liquidity Facility borrowings	(736,661)	889,770
Proceeds from issuance of preferred stock, net	727	3,723
Redemption of subordinated debt	(6,000)	—
Proceeds from sale of common stock, net	1,690	678
ESOP contribution	366	260
Dividends paid on common stock	(778)	(684)
Dividends paid on preferred stock	(797)	(557)
Net cash from financing activities	(619,544)	954,509
Net change in cash and cash equivalents	51,645	(76,103)
Cash and cash equivalents, beginning of period	55,379	110,580
Cash and cash equivalents, end of period	$107,024	$34,477
Supplemental cash flow information
Interest paid	$7,321	$6,861
Income taxes paid	$10,322	$932
Supplemental noncash disclosures
Recognition of right of use asset and operating lease liability	$136	$1,717
Conversion of Series B preferred stock to common stock	$5,050	$—
See accompanying notes.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include BayFirst Financial Corp. and its wholly owned subsidiary, First Home Bank, together referred to as “the Company”.
These unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles followed within the financial services industry for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information or notes required for complete financial statements.
The Company principally operates in two business segments, Banking and Residential Mortgage Lending.
In the opinion of management, all adjustments, consisting of normal and recurring items, considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to current year presentation. These reclassifications did not have a material effect on previously reported net income, shareholders’ equity or cash flows.
Operating results for the nine month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2020 in the Company’s Form S-1. There were no new accounting policies or changes to existing policies adopted during the first nine months of 2021 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Effective May 10, 2021, the Company effected a three-for-two stock split. All share amounts and per share financial data contained in these financial statements related to periods prior and subsequent to this stock split have been adjusted to reflect the split.
Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The most significant estimates relate to the allowance for loan losses, SBA loan servicing rights, and fair value of residential loans held for sale and residential mortgage derivatives.
Emerging Growth Company Status: The Company is an "emerging growth company," as defined in the JOBS Act, through December 31, 2026. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period when complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, which means these financial statements, as well as financial statements we file in the future for as long as we remain an emerging growth company, will be subject to all new or revised accounting standards generally applicable to private companies.

Contingencies: Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2021. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2021 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
New Accounting Standards Not Yet Adopted:

Allowance for credit losses:

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This new guidance was issued to replace the incurred loss model for loans and other financial assets with an expected loss model, which is referred to as the CECL model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and debt securities held to maturity. It also applies to off-balance sheet credit exposures not accounted for as insurance (i.e., loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor. In addition, the amendments in ASU 2016-13 require credit losses on securities available for sale to be presented as a valuation allowance rather than as a direct write-down thereon. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted; however, the Company has elected to adopt new or revised accounting standards using the delayed effective dates applicable to Emerging Growth Companies. Management is in the process of evaluating the impact of adoption of this ASU on its Consolidated Financial Statements, processes, and controls and is not currently able to reasonably estimate the impact of adoption on the Company’s consolidated financial position, results of operations, or cash flows; however, adoption is likely to lead to significant changes in accounting policies related to, and the methods employed in estimating, the allowance for credit losses. It is possible that the impact will be material to the Company’s consolidated financial position and results of operations. To date, the Company has established a CECL steering committee, has developed an implementation plan, and is implementing software to house and maintain the CECL model.
NOTE 2 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of shareholders’ equity, such items, along with net income, are components of comprehensive income.
The following table summarizes the change in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2021:

Unrealized Gains (Losses) on Investment Securities Available for Sale
Balance, January 1, 2021	$—
Unrealized gain (losses) on investment securities	(274)
Deferred tax benefit	73
Balance, September 30, 2021	$(201)

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 3 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale at September 30, 2021 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$7,630	$—	$(24)	$7,606
Mortgage-backed securities:
U.S. Government-sponsored enterprises	5,083	—	(44)	5,039
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	20,096	—	(206)	19,890
Total investment securities available for sale	$32,809	$—	$(274)	$32,535
The investment securities available for sale were purchased during the nine months ended September 30, 2021 and, therefore, had been in an unrealized loss position for less than 12 months at September 30, 2021.The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2021.
The Company held one security held to maturity at September 30, 2021 and December 31, 2020, which matures in August 2039. The security is a debt security to a government-sponsored enterprise and its amortized cost was $3 and $41, the unrecognized loss was $1 and $2, and the fair value was $2 and $39 at September 30, 2021 and December 31, 2020, respectively.
The security held to maturity had been in an unrealized loss position for over 12 months at September 30, 2021 and December 31, 2020. The unrealized loss has not been recognized into income because the issuer is of high credit quality as a government-sponsored enterprise, management does not intend to sell and it is likely that management will not be required to sell the security prior to its anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments and the fair value is expected to recover as the bond approaches maturity.
No securities were pledged as of September 30, 2021 or December 31, 2020, and there were no sales of investment securities during the nine months ended September 30, 2021 or 2020.
All securities have contractual remaining maturities of more than 10 years. The weighted average market yield of all securities was 1.31%.
NOTE 4 – LOANS
The Company added a new loan segment in 2020, Commercial and industrial – PPP which consists of all loans originated under the CARES Act’s economic relief program and carry a 100% government guarantee. During the nine months ended September 30, 2021, the Company originated $329,315 and sold $326,318 in PPP loans. During the nine months ended September 30, 2020, the Company originated $876,603 and purchased $22,404 in PPP loans.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Loans held for investment, at amortized cost, at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Real estate:
Residential	$79,889	$64,724
Commercial	151,122	114,884
Construction and land	17,848	15,113
Commercial and industrial	232,416	193,927
Commercial and industrial - PPP	156,783	838,847
Consumer and other	4,910	2,896
Loans held for investment, at amortized cost, gross	642,968	1,230,391
Deferred loan costs (fees), net	7,298	(5,819)
Discount on SBA 7(a) loans sold(1)	(3,753)	(5,417)
Discount on PPP loans purchased	(24)	(97)
Allowance for loan losses	(16,616)	(21,162)
Loans held for investment, at amortized cost	$629,873	$1,197,896
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.
NOTE 5 - ALLOWANCE FOR LOAN LOSSES
The following schedule presents the activity in the allowance for loan losses by loan segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$20,797	$12,880	$21,162	$10,742
Charge-offs:
Real estate - commercial	(173)	(7)	(173)	(7)
Commercial and industrial	(1,500)	(956)	(4,090)	(3,785)
Consumer and other	(20)	(17)	(48)	(79)
Total charge-offs	(1,693)	(980)	(4,311)	(3,871)
Recoveries:
Real estate - commercial	73	—	73	—
Commercial and industrial	439	12	688	131
Consumer and other	—	1	4	11
Total recoveries	512	13	765	142
Net (charge-offs) recoveries	(1,181)	(967)	(3,546)	(3,729)
Provision for loan losses	(3,000)	7,000	(1,000)	11,900
Balance, end of period	$16,616	$18,913	$16,616	$18,913
Net (charge-offs) recoveries to total average loans held for investment	(0.63)%	(0.35)%	(0.44)%	(0.62)%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by loan segment and based on impairment method at September 30, 2021. The government guaranteed loan balances are included in the collectively evaluated for impairment balances.

	Real Estate- Residential	Real Estate- Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$92	$—	$790	$—	$—	$—	$882
Collectively evaluated for impairment	2,556	3,090	339	9,381	—	312	56	15,734
Total	$2,556	$3,182	$339	$10,171	$—	$312	$56	$16,616
Loans:
Individually evaluated for impairment	$—	$2,925	$—	$790	$—	$—	$—	$3,715
Collectively evaluated for impairment	79,889	148,197	17,848	231,626	156,783	4,910	—	639,253
Total	$79,889	$151,122	$17,848	$232,416	$156,783	$4,910	$—	$642,968
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by loan segment and based on impairment method at December 31, 2020. The government guaranteed loan balances are included in the collectively evaluated for impairment balances.

	Real Estate- Residential	Real Estate- Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$162	$—	$948	$—	$—	$—	$1,110
Collectively evaluated for impairment	2,088	2,737	310	14,470	—	252	195	20,052
Total	$2,088	$2,899	$310	$15,418	$—	$252	$195	$21,162
Loans:
Individually evaluated for impairment	$—	$2,348	$—	$948	$—	$—	$—	$3,296
Collectively evaluated for impairment	64,724	112,536	15,113	192,979	838,847	2,896	—	1,227,095
Total	$64,724	$114,884	$15,113	$193,927	$838,847	$2,896	$—	$1,230,391

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table presents information related to impaired loans by loan segment at and for the nine months ended September 30, 2021:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate - residential	$—	$—	$—	$—	$—	$—
Real estate - commercial	2,786	2,786	—	2,216	6	6
Real estate - construction and land	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	2,786	2,786	—	2,216	6	6
With an allowance recorded:
Real estate - residential	—	—	—	—	—	—
Real estate - commercial	139	139	92	435	—	—
Real estate - construction and land	—	—	—	—	—	—
Commercial and industrial	790	790	790	864	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	929	929	882	1,299	—	—
Total	$3,715	$3,715	$882	$3,515	$6	$6
The following table presents information related to impaired loans by loan segment at and for the nine months ended September 30, 2020:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate - residential	$—	$—	$—	$15	$—	$—
Real estate - commercial	605	605	—	612	24	28
Real estate - construction and land	—	—	—	—	—	—
Commercial and industrial	65	65	—	102	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	670	670	—	729	24	28
With an allowance recorded:
Real estate - residential	—	—	—	—	—	—
Real estate - commercial	2,170	2,170	682	1,452	—	—
Real estate - construction and land	—	—	—	—	—	—
Commercial and industrial	1,447	1,447	1,382	2,190	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	3,617	3,617	2,064	3,642	—	—
Total	$4,287	$4,287	$2,064	$4,371	$24	$28
The unpaid principal balance represents the outstanding contractual balance. For purposes of the impaired loans by loan segment tables above, the unpaid principal balance and recorded investment do not include the government guaranteed balance. The government guaranteed balances of impaired loans at September 30, 2021 and December 31, 2020 were $6,867 and $6,259, respectively.
Nonaccrual loans and loans past due over 89 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans. Impaired loans include commercial loans

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
that are individually evaluated for impairment and deemed impaired as well as TDR for all loan portfolio segments. The sum of nonaccrual loans and loans past due over 89 days still on accrual will differ from the total impaired loan amount.
The following tables present the recorded investment in nonaccrual and loans past due over 89 days still on accrual by loan segment at September 30, 2021 and December 31, 2020. In the following table, the recorded investment does not include the government guaranteed balance.

	Nonaccrual		Loans Past Due Over 89 Days Still Accruing
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Real estate - residential	$—	$—	$127	$573
Real estate - commercial	2,839	1,806	—	—
Commercial and industrial	790	948	—	—
Total	$3,629	$2,754	$127	$573
The following table presents the aging of the recorded investment in past due loans at September 30, 2021 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$439	$127	$566	$79,323	$79,889
Real estate - commercial	—	1,813	1,813	149,309	151,122
Real estate - construction and land	—	—	—	17,848	17,848
Commercial and industrial	1,999	342	2,341	230,075	232,416
Commercial and industrial - PPP	—	—	—	156,783	156,783
Consumer and other	2	—	2	4,908	4,910
Total	$2,440	$2,282	$4,722	$638,246	$642,968

(1) There was $24,186 of government guaranteed loan balances 30-89 days past due and $1,285 of government guaranteed loan balances greater than 89 days past due reported as not past due.
The increase in the 30-89 days past due commercial and industrial - PPP loans was primarily due to delinquencies from borrowers with only a PPP loan and no other First Home Bank product. These borrowers were non-responsive to requests for forgiveness applications and payments, and applications were subsequently submitted to the SBA for their 100% guarantee purchase from the Bank.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table presents the aging of the recorded investment in past due loans at December 31, 2020 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$654	$573	$1,227	$63,497	$64,724
Real estate - commercial	954	1,743	2,697	112,187	114,884
Real estate - construction and land	—	—	—	15,113	15,113
Commercial and industrial	1,613	—	1,613	192,314	193,927
Commercial and industrial - PPP	—	—	—	838,847	838,847
Consumer and other	4	—	4	2,892	2,896
Total	$3,225	$2,316	$5,541	$1,224,850	$1,230,391

(1) There was $252 of government guaranteed loan balances 30-89 days past due and $5,023 of government guaranteed loan balances greater than 89 days past due reported as not past due.
Credit Quality Indicators
Internal risk-rating grades are assigned to loans by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other statistics and factors such as delinquency, to track the migration performance of the portfolio balances. This analysis is performed at least annually. The Bank uses the following definitions for its risk ratings:
Pass – Loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
Special Mention – These credits constitute an undue and unwarranted credit risk, but not to a point of justifying a classification of “Substandard”. They have weaknesses that, if not checked or corrected, weaken the asset or inadequately protect the Bank.
Substandard – These loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
Doubtful – These loans have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.
The table below sets forth credit exposure for the loan portfolio disaggregated by loan segment based on internally assigned risk ratings at September 30, 2021:

	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate - residential	$79,889	$—	$—	$—	$79,889
Real estate - commercial	148,110	226	2,786	—	151,122
Real estate - construction and land	17,848	—	—	—	17,848
Commercial and industrial	227,653	2,069	2,694	—	232,416
Commercial and industrial - PPP	156,783	—	—	—	156,783
Consumer and other	4,910	—	—	—	4,910
Loans held for investment, at amortized cost	$635,193	$2,295	$5,480	$—	$642,968

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The table below sets forth credit exposure for the loan portfolio disaggregated by loan segment based on internally assigned risk ratings at December 31, 2020:

	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate - residential	$64,593	$—	$131	$—	$64,724
Real estate - commercial	112,260	431	2,193	—	114,884
Real estate - construction and land	15,113	—	—	—	15,113
Commercial and industrial	186,781	5,177	1,896	73	193,927
Commercial and industrial - PPP	838,847	—	—	—	838,847
Consumer and other	2,896	—	—	—	2,896
Loans held for investment, at amortized cost	$1,220,490	$5,608	$4,220	$73	$1,230,391
Troubled Debt Restructurings
The following table presents loans classified as TDR at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Accruing	Nonaccruing	Accruing	Nonaccruing
Real estate - commercial	$86	$1,116	$542	$666
The Company had not committed to lend any additional amounts to the loans classified as TDR at September 30, 2021 and December 31, 2020. The Company estimated $39 and $0 of impaired loan loss reserves for these loans at September 30, 2021 and December 31, 2020, respectively. There were no loans which were modified in the previous twelve months that defaulted during the nine months ended September 30, 2021.
There were no new loans classified as TDR during the nine months ended September 30, 2021.
The CARES Act was signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDR and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The CAA was signed into law on December 27, 2020, extends the applicable period to include modifications to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the date of the termination of the COVID-19 national emergency. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDR. The Company is applying this guidance to qualifying loan modifications.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Loan modifications related to COVID-19 at September 30, 2021 and December 31, 2020 are presented in the table below:

	September 30, 2021		December 31, 2020
	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
Real estate - residential	1	$258	11	$7,106
Real estate - commercial	1	514	4	1,849
Real estate - construction and land	—	—	2	1,424
Commercial and industrial	40	3,174	220	9,624
Total loan modifications related to COVID-19	42	$3,946	237	$20,003
NOTE 6 – FAIR VALUE
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:
Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date.
Level 2 – Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.
Level 3 – Significant unobservable inputs that reflect a Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Investment Securities Available for Sale: The fair values of investment securities available for sale are determined by matrix pricing, which is a mathematical technique used to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). Management obtains the fair values of securities available for sale on a monthly basis from a third party pricing service.
Residential Loans Held for Sale: The Company has elected to account for residential loans held for sale at fair value. The fair value of loans held for sale is determined using either actual quoted prices for the assets (Level 1) whenever possible or quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2). The gain (loss) on loans held for sale is included in mortgage banking income in the Consolidated Statements of Income.
SBA Loans Held for Investment, at Fair Value: The Company has elected to account for certain SBA loans held for investment at fair value. Fair value is calculated based on the present value of estimated future payments (Level 3). The valuation model uses interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future payments. Whenever available, the present value is validated against available market data.
Mortgage Banking Derivatives: Mortgage banking derivatives used in the ordinary course of business primarily consist of mandatory forward sales contracts, best efforts forward sales contracts, and interest rate lock commitments. The fair value of mandatory forward sales contracts is measured using quoted market prices (Level 1), or in some cases when quoted market prices are not available, the pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company (Level 2). Interest rate lock commitments involve pricing derived from market observable inputs that are adjusted based on pull-through rates. Pull-through rates, which typically range between 80-85%, are an unobservable input which are the Company’s estimate of the percentage of interest rate lock

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
commitments expected to result in closed loans (Level 3). The fair value of best efforts forward sales contracts is measured using market observable inputs that are adjusted using unobservable inputs including duration, spread, and pull-through rates (Level 3).
Impaired Loans: A loan is considered to be impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. In most cases, the Bank measures fair value based on the value of the collateral securing the loan. Collateral may be in the form of real estate and/or business or personal assets, including but not limited to equipment, inventory, and accounts receivable. The fair value of real estate collateral is determined based on third party appraisals by qualified licensed appraisers as well as internal estimates. The fair value of other business or personal assets is generally based on amounts reported on the financial statements of the customer or customer’s business. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation and management’s knowledge of the customer and the customer’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified.
SBA Loan Servicing Rights: On a quarterly basis, SBA loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value. The fair value of SBA servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. There were no SBA loan servicing rights carried at fair value at September 30, 2021 and December 31, 2020.
Assets and liabilities measured at fair value on a recurring basis at September 30, 2021 are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$32,535	$—	$32,535
Residential loans held for sale	28,798	62,445	—	91,243
SBA loans held for investment, at fair value	—	—	9,805	9,805
Interest rate lock commitments	—	—	1,579	1,579
Mandatory forward sales contracts	1,004	—	—	1,004
Best efforts forward sales contracts	—	—	30	30
Financial liabilities
Interest rate lock commitments	$—	$—	$335	$335
Mandatory forward sales contracts	44	—	—	44

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Assets and liabilities measured at fair value on a recurring basis at December 31, 2020 are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Residential loans held for sale	$21,888	$186,816	$—	$208,704
SBA loans held for investment, at fair value	—	—	9,264	9,264
Interest rate lock commitments	—	—	7,565	7,565
Best efforts forward sales contracts	—	—	55	55
Financial liabilities
Interest rate lock commitments	$—	$—	$12	$12
Mandatory forward sales contracts	4,455	—	—	4,455
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the reported periods.
Financial Instruments Recorded Using Fair Value Option
The Company has elected the fair value option for residential loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual term of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual at September 30, 2021 and December 31, 2020.
The aggregate fair value, contractual balance, and gain at September 30, 2021 and December 31, 2020 for residential loans held for sale were as follows:

	September 30, 2021	December 31, 2020
Aggregate fair value	$91,243	$208,704
Contractual balance	88,682	199,975
Gain	$2,561	$8,729
The total amount of gains and losses from changes in fair value and interest income included in earnings for the nine months ended September 30, 2021 and 2020 for residential loans held for sale were as follows:

	Nine Months Ended September 30,
	2021	2020
Interest income	$2,770	$1,904
Change in fair value	(6,168)	3,190
Total gain (loss)	$(3,398)	$5,094
The Company also elected the fair value option for certain of its non-PPP SBA loans originated and fully funded during the year ended December 31, 2018 as the Company believed that fair value was the best indicator of the resolution of those loans at that time. Depending on market conditions and liquidity needs of the Company, management determines whether it is advantageous to hold or sell SBA loans on a loan-by-loan basis. The portion of these loans guaranteed by the SBA are generally readily marketable in the secondary market and the portion of the loans that are not guaranteed may be sold periodically to other third party financial institutions. Interest income on these loans is recorded based on the contractual term of the loan and in accordance with the Company’s policy on other loans held for investment.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The aggregate fair value, contractual balance, and gain (loss) at September 30, 2021 and December 31, 2020 for SBA loans held for investment, at fair value, were as follows:

	September 30, 2021	December 31, 2020
Aggregate fair value	$9,805	$9,264
Contractual balance	9,657	9,266
Gain (loss)	$148	$(2)
The total amount of gains and losses from changes in fair value and interest income included in earnings for the nine months ended September 30, 2021 and 2020 for SBA loans held for investment, at fair value, were as follows:

	Nine Months Ended September 30,
	2021	2020
Interest income	$462	$465
Change in fair value	151	49
Total gain	$613	$514
Changes in fair value for SBA loans held for investment, at fair value, were included in SBA fair value gain (loss) on the Consolidated Statements of Income.
The table below presents a reconciliation of SBA loans held for investment, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Balance of SBA loans held for investment at fair value, beginning of period	$9,264	$10,341
Principal payments	(1,003)	(771)
Charge-offs	(8)	(65)
Repurchase of guaranteed balances previously participated	1,401	—
Total gains during the period	151	49
Balance of SBA loans held for investment at fair value, end of period	$9,805	$9,554
The Company’s valuation of SBA loans held for investment, at fair value, was supported by an analysis prepared by an independent third party and approved by management. The approach to determine fair value involved several steps: 1) Identifying each loan’s unique characteristics, including balance, payment type, term, coupon, age, and principal and interest payment; 2) Projecting these loan level characteristics for the life of each loan; and 3) Performing discounted cash flow modeling.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of SBA loans held for investment, at fair value, falling within Level 3 of the fair value hierarchy at September 30, 2021 and December 31, 2020:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
September 30, 2021
SBA loans held for investment, at fair value	$9,805	Discounted cash flow	Discount Rate	3.14%-6.63% (4.13%)
			Conditional Prepayment Rate	10.56%-10.56% (10.56%)
December 31, 2020
SBA loans held for investment, at fair value	$9,264	Discounted cash flow	Discount Rate	3.24%-6.74% (4.37%)
			Conditional Prepayment Rate	10.53%-10.56% (10.55%)

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The significant unobservable inputs impacting the fair value measurement of SBA loans held for investment, at fair value, include discount rates and conditional prepayment rates. Increases in discount rates or prepayment rates would result in a lower fair value measurement. Although the prepayment rate and discount rate are not directly interrelated, they generally move in opposite directions. The discount rates and conditional prepayment rates were weighted by the relative principal balance outstanding of these loans.
Assets measured at fair value on a nonrecurring basis at September 30, 2021 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$1,396	Discount appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Assets measured at fair value on a nonrecurring basis at December 31, 2020 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$1,583	Discount appraisals, estimated net realizable value of collateral	Collateral discounts	20-75%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at September 30, 2021 and December 31, 2020 are as follows:

		September 30, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$107,097	$107,097	$55,379	$55,379
Time deposits in banks	2	2,381	2,492	2,381	2,521
Investment securities held to maturity	2	3	2	41	39
Restricted equity securities, at cost	2	2,827	2,827	2,362	2,362
Loans held for investment, at amortized cost	3	629,873	638,060	1,197,896	1,213,967
Accrued interest receivable	3	4,292	4,292	7,300	7,300
SBA loan servicing rights	3	5,933	7,615	8,160	9,709
Mortgage loan servicing rights	3	222	222	—	—
Liabilities:
Noninterest-bearing deposits	2	$87,625	$87,625	$62,650	$62,650
Interest-bearing transaction accounts	2	157,304	157,304	140,265	140,265
Savings and money market deposits	2	377,452	377,452	286,744	286,744
Time deposits	2	52,653	53,033	69,125	69,743
Subordinated debentures	2	5,983	6,623	5,948	6,516
Notes payable	2	3,413	3,413	3,754	3,754
PPP Liquidity Facility	3	144,601	144,601	881,262	881,262
Accrued interest payable	3	562	562	1,999	1,999
NOTE 7 – SBA LOAN SERVICING ACTIVITIES
At September 30, 2021 and December 31, 2020, the principal balance of SBA loans, excluding PPP loans, retained by the Company was $314,015 and $253,330, respectively, of which $184,119 and $110,196 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of SBA loans serviced for others requiring recognition of a servicing asset were $443,764 and $524,910 at September 30, 2021 and December 31, 2020, respectively.
Activity for SBA loan servicing rights for the three and nine months ended September 30, 2021 and 2020 follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Beginning of period	$6,614	$10,034	$8,160	$11,280
Additions	100	—	100	530
Amortization	(781)	(865)	(2,327)	(2,641)
End of period	$5,933	$9,169	$5,933	$9,169
The fair value of SBA loan servicing rights was $7,615 and $9,709 at September 30, 2021 and December 31, 2020, respectively. Fair value was determined using a weighted average discount rate of 12.12% and a weighted average

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
prepayment speed of 10.52% at September 30, 2021. Fair value was determined using a weighted average discount rate of 11.75% and a weighted average prepayment speed of 10.34% at December 31, 2020. The SBA loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain (loss) on sale of SBA loans, excluding sale of PPP loans, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Gain on sale of guaranteed SBA loans	$—	$—	$—	$2,087
Loss on sale of unguaranteed SBA loans	(406)	—	(406)	—
Costs recognized on sale of SBA loans	(51)	—	(51)	(885)
Fair value of servicing rights created	100	—	100	530
Gain on sale of SBA loans, net	$(357)	$—	$(357)	$1,732
The Company also sold PPP loans, servicing released, for a net gain of $19 and $13,817 for the three and nine months ended September 30, 2021.
NOTE 8 – LEASES
Lease Expense
For the three and nine months ended September 30, 2021 and 2020, the components of total lease cost and supplemental information related to operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$355	$307	$1,077	$890
Short-term lease cost	173	212	547	485
Total lease cost, net	$528	$519	$1,624	$1,375

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating cash flows related to operating leases	$357	$300	$1,066	$813
Right-of-use assets obtained in exchange for new operating lease liabilities	—	455	136	1,717
	$357	$755	$1,202	$2,530
At September 30, 2021, the weighted average discount rate of operating leases was 2.15% and the weighted average remaining life of operating leases was 4.76 years.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Lease Obligations
The future minimum lease payments for operating leases, subsequent to September 30, 2021, as recorded on the balance sheet, are summarized as follows:

2021	$304
2022	1,121
2023	1,044
2024	1,051
2025	679
Thereafter	895
Total undiscounted lease payments	$5,094
Less: imputed interest	(549)
Net lease liabilities	$4,545
NOTE 9 – OTHER BORROWINGS
In June 2021, the Company issued $6,000 of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial five years of term and carry interest at a floating rate for the final 5 years of term. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. These Debentures were issued to redeem a $6,000 Subordinated Debenture which was issued in December 2018 and which carried interest at a rate of 6.875% per annum.The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5,983 and $5,948 at September 30, 2021 and December 31, 2020, respectively.
In March 2020, the Company renegotiated the terms of their debt and combined the line of credit and term note into one amortizing note with quarterly principal and interest payments with interest at Prime (3.25% at September 30, 2021). The new note matures on March 10, 2029 and the balance of the note was $3,413 and $3,754 at September 30, 2021 and December 31, 2020, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note. As of September 30, 2021, the Company was in compliance with all debt covenants.
In April 2020, the Company entered into the Federal Reserve Bank’s PPPLF. Under the PPPLF, advances must be secured by pledges of loans to small businesses originated by the Company under the PPP. The PPPLF accrues interest at 0.35% per annum and matures at various dates equal to the maturity date of the PPPLF collateral pledged to secure the advance, ranging from April 15, 2022 to August 27, 2025, and will be accelerated on and to the extent of any PPP loan forgiveness reimbursement by the SBA for any PPPLF collateral or the date of purchase by the SBA from the borrower of any PPPLF collateral. On the maturity date of each advance, the Company shall repay the advance plus accrued interest. The balances outstanding on this facility were $144,601 and $881,262 at September 30, 2021 and December 31, 2020, respectively.
NOTE 10 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock and stock options. Total compensation cost that was charged against income related to the Equity Plan was $99 and $98 for the three months ended September 30, 2021 and 2020, respectively and $359 and $299 for the nine months ended September 30, 2021 and 2020, respectively.
Restricted Stock
During the fourth quarter of 2020 and the first quarter of 2021, the Company awarded a total of 22,716 shares of restricted stock to Executive Officers representing a portion of their bonuses which vested immediately. Of those shares awarded, 8,083 shares were forfeited and used to pay the taxes on the shares vested, thus a net of 14,633 shares were issued. Prior to 2019, the Company awarded shares of restricted common stock to certain officers for which compensation expense is recognized ratably over the five-year vesting period of the awards based on the fair value of the stock at issue date.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
A summary of changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2021 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2021	4,130	$14.63
Granted	4,008	13.33
Vested	(5,655)	13.61
Forfeited	—	—
Nonvested at September 30, 2021	2,483	$14.86
At September 30, 2021 there was $23 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 1.2 years. The total fair value of shares vested during the nine months ended September 30, 2021 and 2020 was $85 and $71, respectively.
Stock Options
The Equity Plan permits the grant of stock options to the Company’s employees and non-employee directors for up to 15% of the total number of shares of Company common stock issued and outstanding, up to 1,500,000 shares. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The market price of the Company’s common stock is the closing sales price of the Common Stock on such date on the securities exchange having the greatest volume of trading in the Common Stock during the 30-day period preceding the day the value is to be determined or, if there is no reported closing sales price on such date, the next preceding date on which there was a reported closing price. Those option awards generally have a vesting period of 5 years for employees and 3 years for non-employee directors and have 10-year contractual terms.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on an average of historical volatilities of peer financial institutions. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The fair value of options granted during the nine months ended September 30, 2021 were determined using the following weighted average assumptions as of grant date:

September 30, 2021
Risk-free interest rate (%)	0.82
Expected term (years)	7.50
Expected stock price volatility (%)	29.57
Dividend yield (%)	1.82

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
A summary of the activity in the Equity Plan for the nine months ended September 30, 2021 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	332,708	$16.01
Granted	127,275	14.67
Exercised	—	—
Forfeited	(540)	15.11
Expired	(4,665)	16.52
Outstanding at September 30, 2021	454,778	$15.63	7.96	$2,436
Vested and exercisable at September 30, 2021	180,318	$16.52	7.16	$842
The weighted average fair value of options granted during the nine months ended September 30, 2021 and 2020 was $3.70 and $3.51, respectively. Total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan was $813 at September 30, 2021. This cost is expected to be recognized over a weighted average period of 2.86 years.
NOTE 11 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and other stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. During the nine months ended September 30, 2021 and 2020, 17,971 and 28,141 shares were purchased at an average price of $21.68 and $14.38, respectively. During the year ended December 31, 2020, 34,737 shares were purchased at an average price of $14.67 per share.
The Company adopted an ESPP for all employees in 2015. During 2020, the ESPP was amended and restated in its entirety and was renamed the NSPP. All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the nine months ended September 30, 2021 and 2020 was $56 and $30, respectively.
The Company has a Salary Continuation Agreement, (the “Agreement”), with an executive officer. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. If early termination occurs before December 31, 2022, the executive will not receive any benefit under the Agreement. The liability recorded for the Agreement was $295 and $241 at September 30, 2021 and December 31, 2020, respectively, and the related expense for the nine months ended September 30, 2021 and 2020 was $53 and $45, respectively.
The Company has a 401(k) plan that covers substantially all employees subject to certain age and service requirements. The Company contributes 3% of each employee’s salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. Expense recognized in relation to the 401(k) plan was $1,932 and $1,412 for the nine months ended September 30, 2021 and 2020, respectively, and was $1,978 for the year ended December 31, 2020, respectively.
In December 2018, the Company approved an ESOP for eligible employees as of January 1, 2018. Each year, the Company’s Board of Directors may approve a discretionary percentage of employees’ salaries to be contributed to the ESOP for eligible employees. For 2021 and 2020, 2% of salaries for eligible employees was approved for contribution. Expense related to the ESOP was $938 and $275 for the nine months ended September 30, 2021 and 2020, respectively, and was $395 for the year ended December 31, 2020. During the year ended December 31, 2020, $260 was contributed to the ESOP. The Company has contributed 57,620 common shares to the ESOP since its approval in December 2018.
NOTE 12 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met all capital adequacy requirements to which it was subject at September 30, 2021 and December 31, 2020.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s classification.
Actual and required capital amounts and ratios for the Bank are presented below at September 30, 2021:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$102,678	22.50%	$36,514	8.00%	$45,643	10.00%
Tier I Capital
(to Risk Weighted Assets)	$96,808	21.21%	$27,386	6.00%	$36,514	8.00%
Common Equity Tier I Capital
(to Risk Weighted Assets)	$96,808	21.21%	$20,539	4.50%	$29,668	6.50%
Tier I Capital
(to Average Assets)	$96,808	12.64%	$30,643	4.00%	$38,304	5.00%
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2020:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$78,824	17.02%	$37,056	8.00%	$46,320	10.00%
Tier I Capital
(to Risk Weighted Assets)	$72,825	15.72%	$27,792	6.00%	$37,056	8.00%
Common Equity Tier I Capital
(to Risk Weighted Assets)	$72,825	15.72%	$20,844	4.50%	$30,108	6.50%
Tier I Capital
(to Average Assets)	$72,825	11.75%	$24,799	4.00%	$30,998	5.00%
Dividend Restrictions
Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits of the Bank for that year combined with the retained net profits for the preceding two years.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 13 – MORTGAGE BANKING ACTIVITIES
The following table presents the components of residential loan fee income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net gain realized on sale of residential loans held for sale	$22,761	$29,771	$74,604	$59,328
Net change in fair value recognized on residential loans held for sale	(1,381)	1,300	(6,168)	3,190
Net change in fair value recognized on interest rate lock commitments	(1,288)	1,149	(6,356)	4,788
Net change in fair value recognized on mandatory and best efforts forward sales contracts	(1,017)	(3,717)	6,847	(11,167)
Mortgage banking fees	2,248	2,723	7,777	5,749
Residential loan fee income	$21,323	$31,226	$76,704	$61,888
As part of its mortgage banking activities, the Company enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the clients have locked into that interest rate. The Company then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Interest rate lock commitments and mandatory commitments to deliver loans to investors are considered derivatives.
At September 30, 2021 and December 31, 2020, the Company had interest rate lock commitments of $178,202 and $398,722, mandatory forwards contracts of $204,500 and $514,000, and forward sales contracts of $17,447 and $19,803, respectively. The fair value of these mortgage banking derivatives was reflected by a total derivative asset of $2,613 and $7,620 and a total derivative liability of $379 and $4,467 at September 30, 2021 and December 31, 2020, respectively. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage banking derivatives are included in residential loan fee income in the Consolidated Statements of Income.
The net gains (losses) relating to free-standing derivative instruments used for risk management at September 30, 2021 and December 31, 2020 are summarized below:

	September 30, 2021	December 31, 2020
Mandatory forward sales contracts	$960	$(4,455)
Best efforts forward sales contracts	30	55
Interest rate lock commitments	1,244	7,553

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate lock commitments	$128,915	$1,579	$390,676	$7,565
Mandatory forward sales contracts	181,000	1,004	—	—
Best efforts forward sales contracts	17,447	30	19,803	55
Included in other liabilities:
Interest rate lock commitments	49,287	335	8,046	12
Mandatory forward sales contracts	23,500	44	514,000	4,455
NOTE 14 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies that are used for loans are used to make such commitments, including obtaining collateral at exercise of the commitment.
The contractual amounts of financial instruments with off-balance sheet risk at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Unfunded loan commitments	$57,592	$34,867
Unused lines of credit	43,263	34,063
Standby letters of credit	68	68
All unused lines of credit at September 30, 2021 and December 31, 2020 were variable rate lines of credit and the majority of unfunded loan commitments at September 30, 2021 and December 31, 2020 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 15 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic:
Net income	$1,280	$5,253	$21,807	$7,097
Less: Preferred stock dividends	230	202	797	557
Net income available to common shareholders	$1,050	$5,051	$21,010	$6,540
Weighted average common shares outstanding	3,913,523	3,443,999	3,749,692	3,419,617
Basic earnings per common share	$0.27	$1.47	$5.60	$1.91
Diluted:
Net income	$1,280	$5,253	$21,807	$7,097
Less: Preferred stock dividends	230	202	797	557
Add: Series B preferred stock dividends	86	24	365	24
Net income available to common shareholders	$1,136	$5,075	$21,375	$6,564
Weighted average common shares outstanding for basic earnings per common share	3,913,523	3,443,999	3,749,692	3,419,617
Add: Dilutive effects of conversion of Series B preferred stock to common stock	321,318	262,243	321,318	262,243
Add: Dilutive effects of assumed exercises of stock options/warrants	171,498	—	98,256	—
Average shares and dilutive potential common shares	4,406,339	3,706,242	4,169,266	3,681,860
Diluted earnings per common share	$0.26	$1.37	$5.13	$1.78
Common stock options of 0 and 355,434 shares were excluded in computing diluted earnings per common share for the three months ended September 30, 2021 and 2020, respectively, because they were anti-dilutive. Common stock options for 0 and 355,434 were excluded in computing diluted earnings per common share for the nine months ended September 30, 2021 and 2020, respectively, because they were anti-dilutive.
NOTE 16 – OPERATING SEGMENTS
The Company has two reportable segments: Banking and Residential Mortgage Lending. The Banking segment provides a variety of traditional community banking services through its full-service banking centers located in St. Petersburg, Seminole, Pinellas Park, Clearwater, Sarasota, and Tampa, Florida, as well as SBA lending services throughout the nation. The Residential Mortgage Lending segment originates residential mortgage loans primarily for sale in the secondary market with offices throughout the nation. Loans and deposits provide the revenues in the Banking segment and loan sales provide the revenues in the Residential Lending segment.
Segment profit and loss is measured by net income after income tax. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process. Due to the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Information about reportable segments and reconciliation of such information to the Consolidated Financial Statements follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Residential Mortgage	Banking	Consolidated	Residential Mortgage	Banking	Consolidated
Interest income	$741	$8,804	$9,545	$679	$11,943	$12,622
Interest expense	497	1,032	1,529	455	2,083	2,538
Net interest income	244	7,772	8,016	224	9,860	10,084
Provision for loan losses	—	(3,000)	(3,000)	—	7,000	7,000
Residential loan fee income	21,323	—	21,323	31,226	—	31,226
Internal transfer for portfolio loans originated	103	(103)	—	5	(5)	—
Other noninterest income	12	657	669	29	937	966
Total noninterest income	21,438	554	21,992	31,260	932	32,192
Total noninterest expense	19,069	12,160	31,229	20,080	8,128	28,208
Income before income tax expense	2,613	(834)	1,779	11,404	(4,336)	7,068
Income tax expense	732	(233)	499	3,193	(1,378)	1,815
Net income	$1,881	$(601)	$1,280	$8,211	$(2,958)	$5,253
Period end assets	$94,083	$849,660	$943,743	$155,806	$1,345,710	$1,501,516

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Residential Mortgage	Banking	Consolidated	Residential Mortgage	Banking	Consolidated
Interest income	$2,770	$36,664	$39,434	$1,904	$27,914	$29,818
Interest expense	1,840	4,044	5,884	1,410	6,528	7,938
Net interest income	930	32,620	33,550	494	21,386	21,880
Provision for loan losses	—	(1,000)	(1,000)	—	11,900	11,900
Residential loan fee income	76,704	—	76,704	61,888	—	61,888
Internal transfer for portfolio loans originated	269	(269)	—	35	(35)	—
Other noninterest income	39	16,620	16,659	42	4,388	4,430
Total noninterest income	77,012	16,351	93,363	61,965	4,353	66,318
Total noninterest expense	62,768	35,850	98,618	44,512	23,483	67,995
Income before income tax expense	15,174	14,121	29,295	17,947	(9,644)	8,303
Income tax expense	4,249	3,239	7,488	5,025	(3,819)	1,206
Net income	$10,925	$10,882	$21,807	$12,922	$(5,825)	$7,097
Period end assets	$94,083	$849,660	$943,743	$155,806	$1,345,710	$1,501,516

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion explains our financial condition and results of operations as of and for the three and nine months ended September 30, 2021. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Registration Statement on Form S-1 for the year ended December 31, 2020, filed with the SEC on November 3, 2021. Annualized results for these interim periods may not be indicative of results for the full year or future periods.

In addition to the historical information contained herein, this Form 10-Q includes "forward-looking statements" within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including its effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; the ability of the Company to implement its strategy and expand its lending operations; changes in interest rates and other general economic, business and political conditions, including changes in the financial markets; changes in business plans as circumstances warrant; risks related to mergers and acquisitions; changes in benchmark interest rates used to price loans and deposits, including the expected elimination of LIBOR and the development of a substitute; changes in tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "will," "propose," "may," "plan," "seek," "expect," "intend," "estimate," "anticipate," "believe," "continue," or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
Overview
The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level. The following discussion should be read in conjunction with our consolidated financial statements.
As a one-bank holding company, we generate most of our revenue from interest on loans and gain-on-sale income derived from the sale of loans into the secondary market. Our primary source of funding for our loans is deposits. Our largest expenses are interest on those deposits and salaries plus related employee benefits. We measure our performance through our net interest income after provision for loan losses, return on average assets, and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.
Application of Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in accordance with GAAP requires the Company to make estimates and judgments that affect reported amounts of assets, liabilities, income and expenses and related disclosure of contingent assets and liabilities. The Company bases those estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Estimates are evaluated on an ongoing basis. Actual results may differ from these estimates.
Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain.
•Determination of the allowance for loan losses;
•Valuation of SBA loan servicing rights; and

•Fair value of residential loans held for sale and residential mortgage derivatives.
Changes in these estimates that are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, could have a material impact on the Company’s financial position or results of operation.
Further, the Company is an emerging growth company. The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have not opted out of such extended transition period. This means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies do so. This may make the Company’s financial statements not comparable with those of public companies which are neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period because of the potential differences in accounting standards used.

Recent Developments

Third Quarter Common Stock Dividend. On October 29, 2021, BayFirst’s Board of Directors declared a third quarter 2021 cash dividend of $0.07 per common share. The dividend was paid on December 15, 2021, to shareholders of record at the close of business on November 15, 2021.

Stock Repurchase Plan. On November 30, 2021, BayFirst’s Board of Directors amended its stock repurchase program to allow the Company to repurchase up to $450,000 of the Company’s issued and outstanding common stock per quarter. The Board of Directors initially authorized the program on January 26, 2021 for the repurchase of up to $100,000 per quarter and amended the program on September 9, 2021 to increase the quarterly purchase limit to $400,000.

The changes to the program will be implemented immediately and will continue until the earlier of the date an aggregate of $1,000,000 of common stock has been repurchased, with no more than $450,000 being bought back in one quarter, or
October 1, 2022, or termination of the program by the Board of Directors.

Listing on Nasdaq Capital Market. On November 30, 2021, BayFirst began trading on the Nasdaq Capital Market under the symbol “BAFN”.

Selected Financial Data - Unaudited

	As of and for the Three Months Ended			As of and for the Nine Months Ended
(Dollars in thousands, except per share data)	9/30/2021	6/30/2021	9/30/2020	9/30/2021	9/30/2020
Income Statement Data:
Net interest income	8,016	12,904	10,084	33,550	21,880
Provision for loan losses	(3,000)	—	7,000	(1,000)	11,900
Noninterest income	21,992	38,212	32,192	93,363	66,318
Noninterest expense	31,229	33,668	28,208	98,618	67,995
Income tax expense	499	4,432	1,815	7,488	1,206
Net income	1,280	13,016	5,253	21,807	7,097
Preferred stock dividends	230	235	202	797	557
Net income available to common shareholders	$1,050	$12,781	$5,051	$21,010	$6,540

Balance Sheet Data:
Average loans held for investment, excluding PPP loans	467,283	481,424	353,620	457,111	352,428
Average total assets	1,086,377	1,541,287	1,457,997	1,419,264	1,092,295
Average common shareholders’ equity	81,989	68,525	44,025	69,574	40,757
Total loans held for investment	656,294	895,194	1,266,753	656,294	1,266,753
Total loans held for investment, excluding PPP loans	500,647	465,470	387,242	500,647	387,242
Total loans held for investment, excl gov’t gtd loan balances	306,723	304,364	275,786	306,723	275,786
Allowance for loan losses	16,616	20,797	18,913	16,616	18,913
Total assets	943,743	1,198,229	1,501,516	943,743	1,501,516
Common shareholders’ equity	83,593	81,838	50,439	83,593	50,439

Per Share Data: (2)
Basic earnings per common share	$0.27	$3.34	$1.47	$5.60	$1.91
Diluted earnings per common share	$0.26	$2.98	$1.37	$5.13	$1.78
Dividends per common share	$0.070	$0.070	$0.067	$0.207	$0.201
Book value per common share	$21.32	$21.16	$14.60	$21.32	$14.60
Tangible book value per common share (1)	$21.30	$21.14	$14.57	$21.30	$14.57

Performance Ratios:
Return on average assets	0.47%	3.38%	1.44%	2.05%	0.87%
Return on average common equity	5.12%	74.61%	45.89%	40.26%	21.40%
Net interest margin	3.04%	3.46%	2.84%	3.26%	2.76%
Dividend payout ratio	26.09%	2.10%	4.57%	3.69%	10.51%

Asset Quality Data:
Net charge-offs	$1,181	$1,221	$967	$3,546	$3,729
Net charge-offs/avg loans held for investment excl PPP	1.01%	1.01%	1.09%	1.03%	1.41%
Nonperforming loans	$10,495	$9,884	$13,837	$10,495	$13,836
Nonperforming loans (excluding gov't gtd balance)	$3,756	$3,576	$4,057	$3,756	$4,057
Nonperforming loans/total loans held for investment	1.60%	0.97%	1.09%	1.60%	1.09%
Nonperforming loans (excl gov’t gtd balance)/total loans held for investment	0.57%	0.35%	0.92%	0.57%	0.92%
ALLL/Total loans held for investment	2.53%	2.32%	1.49%	2.53%	1.49%
ALLL/Total loans held for investment, excl PPP loans	3.32%	4.47%	4.88%	3.32%	4.88%

Other Data:
Full-time equivalent employees	651	671	545	651	545
Banking center offices	6	6	6	6	6
Loan production offices	22	26	23	22	23

(1) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below for a reconciliation to most comparable GAAP equivalent.
(2) Adjusted for the three-for-two stock split, effective May 10, 2021.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
Some of the financial measures included in this report are not measures of financial condition or performance recognized by GAAP. These non-GAAP financial measures include tangible common shareholders' equity and tangible book value per common share. Our management uses these non-GAAP financial measures in its analysis of our performance, and we believe that providing this information to financial analysts and investors allows them to evaluate capital adequacy.
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share
	As of
(Dollars in thousands, except per share data)	September 30, 2021	June 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)
Total shareholders’ equity	$94,298	$92,813	$62,154
Less: Preferred stock liquidation preference	(10,705)	(10,975)	(11,715)
Total equity available to common shareholders	83,593	81,838	50,439
Less: Goodwill	(100)	(100)	(100)
Tangible common shareholders' equity	$83,493	$81,738	$50,339

Common shares outstanding	3,919,977	3,867,414	3,455,190
Tangible book value per common share	$21.30	$21.14	$14.57
Results of Operations
BayFirst’s operating results depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. Our interest rate spread is affected by regulatory, economic, and competitive factors which influence interest rates, loan demand, and deposit flows. In addition, our operating results can be affected by the level of nonperforming loans, as well as the level of our noninterest income, and our noninterest expenses, such as salaries and employee benefits, occupancy and equipment costs, and income taxes.

We are dependent on noninterest income, which is derived primarily from residential loan fee income and net gain on the sales of the guaranteed portion of government guaranteed loans. We operate residential mortgage loan production offices in a number of states. We sell a substantial portion of the mortgage loans that we originate on the secondary market which generates gains on the sale of these loans. Additionally, while we retained some of our government guaranteed loans on our balance sheet, we sell both the guaranteed balance of our government guaranteed loans, as well as a percentage of the unguaranteed portions of such loans. This activity generates gains on sales on the guaranteed portions of the loans.

Net Income
We had net income for the three months ended September 30, 2021 of $1.28 million, or $0.26 per diluted common share, compared to net income for the three months ended September 30, 2020 of $5.25 million, or $1.37 per diluted common share. The decrease of $3.97 million in net income was due to lower recognition of PPP loan origination fee income, lower residential loan fee income, and an increase in noninterest expenses, partially offset by a decrease in provision for loan loss expense.
We had net income for the nine months ended September 30, 2021 of $21.81 million, of $5.13 per diluted common share, compared to net income for the nine months ended September 30, 2020 of $7.10 million or $1.78 per diluted common share. The increase of $14.71 million in net income was due to a $13.80 million gain from the sale of PPP loans in the second quarter of 2021, an increase in residential loan fee income, an increase in PPP loan origination fees recognized, and a decrease in provision for loan loss expense, partially offset by an increase in noninterest expenses, particularly salaries and commission expenses.
Net Interest Income
Net interest income was $8.02 million for the three months ended September 30, 2021, a decrease of $2.07 million or 20.51% compared to net interest income for the nine months ended September 30, 2020 of $10.08 million. This decrease was primarily due to a decrease of $2.64 million in PPP origination fees recognized, partially offset by a decrease in interest expense on deposits and PPPLF borrowings. The net interest margin for the three months ended September 30, 2021 was 3.04% compared to 2.84% for the three months ended September 30, 2020.
Net interest income was $33.55 million for the nine months ended September 30, 2021, an increase of $11.67 million or 53.34% compared to net interest income for the nine months ended September 30, 2020 of $21.88 million. This increase was primarily due to an increase of $5.73 million in PPP origination fees recognized, partially due to the fact that PPP loan funding did not begin until the second quarter of 2020. Additional items that contributed to this increase in net interest income were an increase in PPP interest income, an increase in interest income on other loans, and a decrease in interest expense on deposits, partially offset by an increase in interest expense on PPPLF borrowings. The net interest margin for the nine months ended September 30, 2021 was 3.26% compared to 2.76% for the nine months ended September 30, 2020. This increase was due to the same factors noted above with respect to the increase in net interest income.

Average Balance Sheet and Analysis of Net Interest Income
The following tables set forth, for the periods indicated, information regarding: (i) the total dollar amount of interest and dividend income of BayFirst from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) ratio of average interest-earning assets to average interest-bearing liabilities (dollars in thousands). Loans in nonaccrual status, for the purposes of the following computations, are included in the average loan balances. FRB, FHLB, and FNBB restricted equity holdings are included in other interest-earning assets. The Company did not have a significant amount of tax-exempt assets.

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$23,055	$75	1.29%	$—	$—	0.00%
Loans, excluding PPP (1)	562,095	7,891	5.57%	457,949	6,678	5.80%
PPP loans	288,406	1,466	2.02%	859,786	5,872	2.72%
Other	171,208	113	0.26%	96,356	72	0.30%
Total interest-earning assets	1,044,764	9,545	3.62%	1,414,091	12,622	3.55%
Non interest-earning assets	41,613			43,906
Total assets	$1,086,377			$1,457,997
Interest-bearing liabilities:
NOW, MMDA and savings	$518,243	$974	0.75%	$347,039	$947	1.09%
Time deposits	52,729	178	1.34%	96,337	593	2.45%
PPPLF advances	315,875	278	0.35%	859,409	794	0.35%
Other borrowings	9,484	99	4.14%	20,908	204	3.88%
Total interest-bearing liabilities	896,331	1,529	0.68%	1,323,693	2,538	0.76%
Demand deposits	87,248			69,256
Non interest-bearing liabilities	9,969			11,972
Shareholders’ equity	92,829			53,076
Total liabilities and shareholders’ equity	$1,086,377			$1,457,997
Net interest income		$8,016			$10,084
Interest rate spread			2.95%			2.79%
Net interest margin (2)			3.04%			2.84%
Ratio of average interest-earning assets to average interest-bearing liabilities	116.56%			106.83%

(1) Includes nonaccrual loans.
(2) Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest earning-assets:
Investment Securities	$12,500	$123	1.32%	$43	$—	—%
Loans, excluding PPP (1)	582,352	21,243	4.88%	428,898	18,329	5.71
PPP loans	613,768	17,771	3.87%	452,481	10,918	3.22
Other	166,918	297	0.24%	176,201	571	0.43%
Total interest-earning assets	1,375,538	39,434	3.83%	1,057,623	29,818	3.77%
Non interest-earning assets	43,726			34,672
Total assets	$1,419,264			$1,092,295
Interest-bearing liabilities:
NOW, MMDA and savings	$484,985	$2,987	0.82%	$339,485	$3,307	1.30%
Time deposits	82,422	679	1.10%	171,516	2,804	2.18%
PPPLF advances	648,158	1,699	0.35%	432,367	1,185	0.35
Other borrowings	30,692	519	2.26%	20,494	642	4.18%
Total interest-bearing liabilities	1,246,257	5,884	0.63%	963,862	7,938	1.10%
Demand deposits	82,321			70,701
Non interest-bearing liabilities	8,441			5,260
Shareholders’ equity	82,245			52,472
Total liabilities and shareholders’ equity	$1,419,264			$1,092,295
Net interest income		$33,550			$21,880
Interest rate spread			3.20%			2.67%
Net interest margin (2)			3.26%			2.76%
Ratio of average interest-earning assets to average interest-bearing liabilities	110.37%			109.73%

(1) Includes nonaccrual loans.
(2) Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
The tables below present the effects of volume and rate changes on interest income and expense for the periods indicated. Changes in volume are changes in the average balance multiplied by the previous period’s average rate. Changes in rate are changes in the average rate multiplied by the average balance from the previous period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate (dollars in thousands). Loans in nonaccrual status, for the purposes of the following computations, are included in the average loan balances. FRB, FHLB, and FNBB restricted equity holdings are included in other interest-earning assets. The Company did not have a significant amount of tax-exempt assets.

	Rate	Volume	Total
Three Months Ended September 30, 2021 vs. September 30, 2020:
Interest-earning assets:
Investment securities	$—	$75	$75
Loans, excluding PPP	(274)	1,487	1,213
PPP loans	(1,231)	(3,175)	(4,406)
Other interest-earning assets	(9)	50	41
Total interest-earning assets	260	(3,337)	(3,077)
Interest-bearing liabilities:
NOW, MMDA and savings	(353)	380	27
Time deposits	(208)	(207)	(415)
PPPLF	—	(516)	(516)
Other borrowings	13	(118)	(105)
Total interest-bearing liabilities	(261)	(748)	(1,009)
Net change in net interest income	$521	$(2,589)	$(2,068)
Nine Months Ended September 30, 2021 vs. September 30, 2020:
Interest-earning assets:
Investment securities	$123	$—	$123
Loans, excluding PPP	(2,948)	5,862	2,914
PPP loans	2,471	4,382	6,853
Other interest-earning assets	(245)	(29)	(274)
Total interest-earning assets	(599)	10,215	9,616
Interest-bearing liabilities:
NOW, MMDA, and savings	(1,454)	1,134	(320)
Time deposits	(1,038)	(1,087)	(2,125)
PPPLF advances	—	514	514
Other borrowings	(366)	243	(123)
Total interest-bearing liabilities	(3,971)	1,917	(2,054)
Net change in net interest income	$3,373	$8,297	$11,670
Provision for Loan Losses
The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending we conduct, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market area, and other factors which may affect our ability to collect on the loans in our portfolio.
We recorded a negative provision for loan losses for the three months ended September 30, 2021 of $3.00 million compared to a $7.00 million provision for the three months ended September 30, 2020. During 2020 and the first quarter of 2021, we increased the qualitative factors in the allowance for loan losses calculation for the decline in economic indicators caused by the COVID-19 pandemic resulting in significant provision expense in those periods. As asset quality remained stable during the second and third quarters of 2021 and as many of the Company’s SBA loans were bolstered by additional government support, additional provision for loan losses was not deemed necessary. During the three months ended September 30, 2021, we charged off $1.18 million in loans compared to $0.97 million during the three months ended September 30, 2020. Our ALLL was $16.62 million at September 30, 2021 and $18.91 million at September 30, 2020.
We recorded a negative provision for loan losses for the nine months ended September 30, 2021 of $1.00 million compared to an $11.90 million provision for the nine months ended September 30, 2020. The decrease of $12.90 million in the provision for loan losses was primarily due to the same factors mentioned in the quarterly analysis above. During the nine months ended September 30, 2021, we charged off $3.55 million in loans compared to $3.73 million during the nine months ended September 30, 2020.
Since the majority of the Company’s loan portfolio consisted of SBA loans, most of which received from the SBA principal and interest payments under Section 1112 of the CARES Act during 2020 and 2021, our asset quality trends may appear more favorable than they otherwise would without the CARES Act support. Although the Company’s asset quality trends indicate minimal stress on the portfolio, management believed it was prudent to be proactive in increasing the allowance for loan losses using qualitative measures throughout 2020 and 2021.
Noninterest Income
The following table presents noninterest income for the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Noninterest income:
Residential loan fee income	$21,323	$31,226	$76,704	$61,888
Loan servicing income, net	417	565	1,446	1,753
Gain (loss) on sale of SBA and PPP loans, net	(338)	—	13,460	1,732
Service charges and fees	261	205	730	664
SBA loan fair value gain	72	55	151	49
Other noninterest income	257	141	872	232
Total noninterest income	$21,992	$32,192	$93,363	$66,318

Noninterest income was $21.99 million during the three months ended September 30, 2021, a decrease of $10.20 million or 31.68% from $32.19 million during the three months ended September 30, 2020. The decrease was primarily due to the decrease in residential loan fee income of $9.90 million or 31.71% as a result of a decrease in residential mortgage volume of $91.71 million and a decrease in gain on sale margin due to a tighter spread between primary and secondary mortgage rates.
Noninterest income was $93.36 million during the nine months ended September 30, 2021, an increase of $27.05 million or 40.78% from $66.32 million during the nine months ended September 30, 2020. The increase was primarily due to the $13.80 gain from the sale of PPP loans and an increase in residential loan fee income of $14.82 million or 23.94% primarily due to $646.62 million more loans sold during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Noninterest Expense
The following table presents noninterest expense for the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Noninterest expense:
Salaries and benefits	$12,851	$8,876	$38,966	$24,497
Bonus, commissions, and incentives	8,536	11,919	29,627	23,887
Mortgage banking	1,440	1,620	4,707	3,645
Occupancy and equipment	1,278	1,182	3,907	3,314
Data processing	1,347	1,163	5,209	3,086
Marketing and business development	1,924	717	5,444	2,250
Professional services	1,428	878	3,195	2,343
Loan origination and collection	683	908	2,284	1,771
Employee recruiting and development	809	245	2,431	1,135
Regulatory assessments	138	144	340	418
Other noninterest expense	795	556	2,508	1,649
Total noninterest expense	$31,229	$28,208	$98,618	$67,995
Noninterest expense was $31.23 million during the three months ended September 30, 2021, an increase of $3.02 million or 10.71% from $28.21 million during the three months ended September 30, 2020. The increase was primarily due to increases in salaries and benefits and marketing and business development expense as the Company built infrastructure in various functions to support the Company’s strategic initiatives and planned growth strategy.
Noninterest expense was $98.62 million during the nine months ended September 30, 2021, an increase of $30.62 million or 45.04% from $68.00 million during the nine months ended September 30, 2020. The increase was primarily due to increases in salaries and benefits and commissions, marketing and business development expense and data processing expense with the majority of the increase related to the above-mentioned strategic initiatives and planned growth strategy.
Income Taxes
Income tax expense was $0.50 million for the three months ended September 30, 2021, a decrease of $1.32 million from income tax expense of $1.82 million for the three months ended September 30, 2020.
Income tax expense was $7.49 million for the nine months ended September 30, 2021, an increase of $6.28 million over income tax expense of $1.21 million for the nine months ended September 30, 2020. The increase was primarily due to the increase in pre-tax earnings, partially offset by a one-time tax benefit of $969 thousand in the first quarter of 2020 as a result of the CARES Act signed into law in March of 2020. The effective income tax rate was 25.56% for the nine months ended September 30, 2021 and 14.52% for the nine months ended September 30, 2020.

Financial Condition
Investment Securities
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at September 30, 2021 are summarized as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities:
Asset-backed securities	$7,630	$—	$(24)	$7,606
Mortgaged-backed securities:
U.S. Government-sponsored enterprises	5,083	—	(44)	$5,039
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	20,096	—	(206)	$19,890
Total investment securities available for sale	$32,809	$—	$(274)	$32,535
The investment securities available for sale were purchased during the nine months ended September 30, 2021 and, therefore, had been in an unrealized loss position for less than 12 months at September 30, 2021.
The Company held one security held to maturity at September 30, 2021 and December 31, 2020 which matures in August 2039. The security is a debt security to a government-sponsored enterprise and its amortized cost was $3 and $41, the unrecognized loss was $1 and $2, and the fair value was $2 and $39 at September 30, 2021 and December 31, 2020, respectively.
The security held to maturity had been in an unrealized loss position for longer than 12 months at September 30, 2021 and December 31, 2020. The unrealized loss has not been recognized into income because the issuer is of high credit quality as a government-sponsored enterprise, management does not intend to sell, and it is likely that management will not be required to sell the security prior to its anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments and the fair value is expected to recover as the bond approaches maturity.
No securities were pledged as of September 30, 2021 or December 31, 2020, and there were no sales of securities during the nine months ended September 30, 2021 or the year ended December 31, 2020.
All securities have contractual remaining maturities of more than 10 years. The weighted average market yield of all securities was 1.31%.

Loan Portfolio Composition
Through the efforts of our management and loan officers, we have been able to achieve loan growth by taking advantage of the economic recovery and consolidation in our markets. Senior management and loan officers have continued to develop new sources of loan referrals, particularly among centers of local influence and real estate professionals, and have also enjoyed repeat business from loyal customers in the markets the Bank serves. We have no concentration of credit in any industry that represents 10% or more of our loan portfolio. The following table sets forth the composition of our loan portfolio, including LHFS as of the dates indicated (dollars in thousands).

	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Residential loans held for sale	$91,243		$208,704
Government guaranteed loans, held for sale	—		—
SBA loans held for investment, at fair value	9,805		9,264
Loans held for investment, at amortized cost:
Residential real estate	79,889	12.4%	64,724	5.3%
Commercial real estate	151,122	23.5%	114,884	9.3%
Construction and land	17,848	2.8%	15,113	1.2%
Commercial and industrial	232,416	36.1%	193,927	15.8%
Commercial and industrial – PPP	156,783	24.4%	838,847	68.2%
Consumer and other	4,910	0.8%	2,896	0.2%
Loans held for investment, at amortized cost, gross	642,968	100.0%	1,230,391	100.0%
Discount on SBA 7(a) loans sold	(3,753)		(5,417)
Discount on PPP loans purchased	(24)		(97)
Deferred loan costs (fees), net	7,298		(5,819)
Allowance for loan losses	(16,616)		(21,162)
Loans held for investment, at amortized cost, net	$629,873		$1,197,896
In general, construction loans are originated as construction-to-permanent loans. Third party take-out financing, where applicable, is typically in the form of permanent first mortgage conforming loans. The increase in residential lending is primarily due to enhancements in the Bank’s personnel.
During the nine months ended September 30, 2021, we originated approximately $70.65 million in loans through conventional lending channels, $110.19 million in loans through CreditBench (our SBA lending function), exclusive of PPP loans, $329.32 million of PPP loans, and $1.74 billion through the Residential Mortgage Lending Division. During the nine months ended September 30, 2020, we originated approximately $52.14 million in loans through conventional lending channels, $84.42 million through CreditBench, exclusive of PPP loans, $876.60 million of PPP loans, and $1.28 billion through the Residential Mortgage Lending Division.

The decrease in the PPP balances was due to forgiveness of loans by the SBA and the second quarter of 2021 sale of 3,833 PPP loans for consideration equal to the total unpaid principal balance of $326.32 million.
By comparison in 2020, we originated approximately $79.50 million in new loans through conventional lending channels, $101.08 million in loans through CreditBench, exclusive of PPP loans, $876.96 million of PPP loans, and $1.92 billion through the Residential Mortgage Lending Division.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at September 30, 2021 (dollars in thousands). Loan balances in this table include loans held for investment at fair value, loans held for investment at amortized cost, discount on retained balances of loans sold, discount on PPP loans purchased, and deferred loan costs, net.

	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$3,619	$1,002	$5,092	$70,222	$79,935
Commercial	4,153	2,272	20,644	127,760	154,829
Construction and land	2,722	889	1,620	12,618	17,849
Commercial and industrial	7,051	6,219	217,122	12,729	243,121
Commercial and industrial - PPP	96,064	59,581	—	—	155,645
Consumer and other	2,498	1,139	1,278	—	4,915
Total loans	$116,107	$71,102	$245,756	$223,329	$656,294
The following table shows our loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at September 30, 2021 (dollars in thousands).

	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$21,636	$54,680
Commercial	1,202	149,474
Construction and land	5,720	9,407
Commercial and industrial	2,073	233,997
Commercial and industrial - PPP	59,581	—
Consumer and other	2,246	171
Total loans	$92,458	$447,729
Credit Risk
The Bank’s primary business is making commercial, consumer, and real estate loans. This activity inevitably has risks for potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers, which are beyond our control. We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem loans. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not prove accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the ALLL, or that additional increases in the ALLL will not be required.
Allowance for Loan Losses. The Bank must maintain an adequate ALLL based on a comprehensive methodology that assesses the probable losses inherent in our loan portfolio. We maintain an ALLL based on a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, asset classifications, loan grades, change in volume and mix of loans, collateral value, historical loss experience, size and complexity of individual credits and economic conditions. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are determined by a portfolio segmentation based on collateral type with a further evaluation of various quantitative and qualitative factors noted above.
We periodically review the assumptions and formulate methodologies by which additions are made to the specific and general valuation allowances for loan losses in an effort to refine such allowances in light of the current status of the factors described above. The methodology is presented to and approved by the Bank’s Board of Directors. Future additional provisions to the loan loss reserve may be made as appropriate as new loans are originated or as existing loans may deteriorate.
All adversely classified loans are evaluated for impairment. If a loan is deemed impaired, it is evaluated for potential loss exposure. The evaluation occurs at the time the loan is classified and on a regular basis thereafter (at least quarterly). This evaluation is documented in a status report relating to a specific loan or relationship. Specific allocation of reserves on impaired loans considers the value of the collateral, the financial condition of the borrower, and industry and current economic trends. We review the collateral value, cash flow, and tertiary support on each impaired credit. Any deficiency outlined by a real estate collateral evaluation analysis, or cash flow shortfall, is accounted for through a specific allocation for the loan.
For performing loans which are evaluated collectively, we perform a portfolio segmentation based on collateral type and additionally, for SBA loans, by loan origination year.The government guaranteed loan balances are included in the collectively evaluated for impairment balances. The loss factors for each segment are calculated using actual loan loss history for each segment of loans over the most recent one to three years, depending on the segment and vintage year of the loans in the segment of SBA loans. The Bank’s actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.
These economic factors include consideration of the following: levels of, and trends in delinquencies and impaired loans; levels of, and trends in charge-offs and recoveries; migration of loans to the classification of special mention, substandard, or doubtful; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentration.
While management believes our ALLL is adequate as of September 30, 2021, future adjustments to our allowance may be necessary if economic conditions differ substantially from the assumptions used in making the determination.
Nonperforming Assets. At September 30, 2021, we had $3.76 million in nonperforming assets, excluding government guaranteed loan balances, and our ALLL represented 2.53% of total loans. At September 30, 2020, we had $4.06 million in nonperforming assets, excluding government guaranteed loan balances, and our ALLL represented 1.49% of total loans. Total loans at September 30, 2021 and 2020, include government guaranteed loans, as well as PPP loans which have no reserves allocated to them. ALLL as a percentage of loans, not including residential loans held for sale and government guaranteed loan balances, was 5.25% at September 30, 2021, compared to 6.63% at September 30, 2020.
At December 31, 2020, we had $3.33 million in nonperforming assets, excluding government guaranteed loan balances, and our ALLL represented 1.72% of total loans, including PPP loans. Total loans at December 31, 2020 include government guaranteed loans which have no reserves allocated to them. ALLL as a percentage of loans, not including residential loans held for sale and government guaranteed loan balances, was 7.24% at December 31, 2020.

The following table sets forth certain information on nonaccrual loans and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information (dollars in thousands).

	September 30, 2021	September 30, 2020	December 31, 2020
Nonperforming loans (government guaranteed balances)	$6,739	$9,780	$6,259
Nonperforming loans (unguaranteed balances)	3,756	4,057	3,327
Total nonperforming loans	10,495	13,837	9,586
OREO	3	—	—
Total nonperforming assets	$10,498	$13,837	$9,586
Nonperforming loans as a percentage of total loans held for investment	1.60%	1.09%	0.78%
Nonperforming loans (excluding government guaranteed balances) to total loans held for investment	0.57%	0.32%	0.27%
Nonperforming assets as a percentage of total assets	1.11%	0.92%	0.62%
Nonperforming assets (excluding government guaranteed balances) to total assets	0.40%	0.27%	0.22%
ALLL to nonperforming loans	158.32%	136.68%	220.76%
ALLL to nonperforming loans (excluding government guaranteed balances)	442.39%	466.18%	636.07%

The following table sets forth information with respect to activity in the ALLL for the periods shown (dollars in thousands):

	At and for the Three Months Ended September 30,		At and for the Nine Months Ended September 30,
	2021	2020	2021	2020
Allowance at beginning of period	$20,797	$12,880	$21,162	$10,742
Charge-offs:
Residential real estate	—	—	—	—
Commercial real estate	(173)	(7)	(173)	(7)
Commercial and industrial	(1,500)	(956)	(4,090)	(3,785)
Consumer and other	(20)	(17)	(48)	(79)
Total charge-offs	(1,693)	(980)	(4,311)	(3,871)
Recoveries:
Residential real estate	73	—	73	—
Commercial and industrial	439	12	688	131
Consumer and other	—	1	4	11
Total recoveries	512	13	765	142
Net charge-offs	(1,181)	(967)	(3,546)	(3,729)
Provision for loan losses	(3,000)	7,000	(1,000)	11,900
Allowance at end of period	$16,616	$18,913	$16,616	$18,913
Net charge-offs to average loans held for investment	0.63%	0.32%	0.44%	0.62%
Allowance as a percent of total loans held for investment	2.53%	1.49%	2.53%	1.49%
Allowance as a percent of loans held for investment, not including government guaranteed loans	5.25%	6.63%	5.25%	6.63%
Allowance as a percent of nonperforming loans	158.32%	136.68%	158.32%	136.68%
Total loans held for investment	$656,294	$1,266,753	$656,294	$1,266,753
Average loans held for investment	$755,689	$1,213,406	$1,070,879	$804,909
Nonperforming loans (including government guaranteed balances)	$10,495	$13,837	$10,495	$13,837
Nonperforming loans (excluding government guaranteed balances)	$3,756	$4,057	$3,756	$4,057
Guaranteed balance of all government guaranteed loans	$339,766	$981,414	$339,766	$981,414
Loans held for sale, residential	$91,243	$149,407	$91,243	$149,407
We recorded a negative provision of $3.00 million during the three months ended September 30, 2021, compared to a provision of $7.00 million for the same period in 2020. We recorded a negative provision for loan losses of $1.00 million during the nine months ended September 30, 2021, compared to a provision of $11.90 million for the same period in 2020. For the year ended 2020, the provision for loan losses was $16.90 million. During 2020 and the first quarter of 2021, we increased the qualitative factors in the allowance for loan losses calculation for the decline in economic indicators caused by the COVID-19 pandemic resulting in significant provision expense in those periods. As asset quality remained stable during the second and third quarters of 2021 and as many of the Company’s SBA loans were bolstered by additional government support, additional provision for loan losses was not deemed necessary. Since 2016, the Company’s loan losses have been incurred primarily in its SBA unguaranteed loan portfolio, particularly loans originated under the SBA 7(a) Small Loan Program. The Small Loan Program represents loans of $350,000 or less and such loans carry an SBA guarantee of 75% to 90% of the loan, depending on the original principal balance. The default rate on loans originated in the SBA 7(a) Small Loan Program is significantly higher than the Bank’s other SBA 7(a) loans, conventional commercial loans, or residential mortgage loans.
Nonperforming assets to total assets, excluding government guaranteed loan balances, were 0.40%, as of September 30, 2021, as compared to 0.27% as of September 30, 2020. This percentage was 0.22% as of December 31, 2020. Since the majority of the Company’s loan portfolio consisted of SBA loans, most of which received from the SBA principal and interest payments under Section 1112 of the CARES Act during 2020 and 2021, asset quality trends may appear more favorable than they otherwise would without the SBA’s support under the CARES Act.
As of September 30, 2021, a total of 42 loans with principal balances of $3.95 million were under payment deferrals. Of those, 41 were government guaranteed loans with $1.99 million in outstanding unguaranteed balances. As expected, the level of SBA loans on deferral increased with the expiration of the Section 1112 payment support afforded under the CARES Act at which point certain borrowers requested payment deferrals. With the Economic Aid Act signed into law on December 27, 2020, Section 1112 CARES Act payments were extended, with some stipulations, which assisted the majority of our SBA borrowers for three months and, depending on the type of business, up to eight months of additional principal and interest payments with a cap of $9,000 per month per borrower, beginning in February 2021. Although the Company’s asset quality trends indicate minimal stress on the portfolio, management incorporated a qualitative measure in the allowance for loan losses calculation.
SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding our SBA and other government guaranteed lending activity, excluding PPP loans (dollars in thousands).

	At and for the Nine Months Ended September 30,		At and for the Year Ended December 31,
Government Guaranteed, Excluding PPP	2021	2020	2020
Number of loans originated	272	264	320
Amount of loans originated	$110,185	$84,420	$101,076
Average loan size originated	$405	$320	$316
Government guaranteed loan balances sold	$—	$23,669	$23,713
Government unguaranteed loan balances sold	$5,034	$393	393
Total government guaranteed loans	$314,015	$248,567	$253,330
Government guaranteed loan balances	$184,119	$101,903	$110,196
Government unguaranteed loan balances	$129,896	$147,258	$143,134
Government guaranteed loans serviced for others	$443,764	$560,154	$524,910
We make government guaranteed loans throughout the United States. The following table sets forth, at the dates indicated, information regarding the geographic disbursement of our SBA loan portfolio (dollars in thousands). The “All Other” category includes states with less than 5% in any period presented.

	September 30,				December 31,
	2021		2020		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Florida	$87,563	28%	$58,854	24%	$60,861	24%
California	40,795	13%	34,654	14%	32,891	13%
Texas	21,290	7%	18,290	7%	17,689	7%
Georgia	14,875	5%	13,566	5%	13,936	6%
All Other	149,492	47%	123,203	50%	127,953	50%
Total government guaranteed loans, excluding PPP	$314,015	100%	$248,567	100%	$253,330	100%
As part of the Bank’s strategic decision to be an active local and national PPP lender, the Bank developed and used local marketing efforts and a nationwide, online application platform. As a result of these efforts, the Bank originated $329.32 million in PPP loans during the nine months ended September 30, 2021 and $876.96 million in 2020. The Bank used the

Federal Reserve’s PPPLF to match fund the vast majority of those amounts. The following table reflects the Bank’s PPP lending activity for the periods indicated (dollars in thousands).

	At and for the Three Months ended September 30,		At and for the Nine Months Ended September 30,		At and for the year ended December 31,
	2021	2020	2021	2020	2020
Number of loans originated	2	2,558	3,858	8,930	8,948
Amount of loans originated	$276	$64,888	$329,315	$876,603	$876,960
Average loan size originated	$138	$25	$85	$98	$98
Amount of loans sold	$—	$—	$326,318	$—	$—
Amount of loans purchased	$—	$7,362	$—	$22,404	$22,404
Loan balance, net of deferred loan costs (fees) and discount on purchased loans	$155,647	$879,511	$155,647	$879,511	$825,802
Loan origination fees, net recognized	$1,662	$4,302	$13,909	$8,175	$13,419
Deferred loan origination fees, net, at period end	$1,112	$19,531	$1,112	$19,531	$12,948
Residential Mortgage Loans
The following table sets forth, for the periods indicated, information regarding our residential mortgage lending activity (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Year Ended December 31,
	2021	2020	2021	2020	2020
Number of loans originated	1,620	2,119	5,745	4,546	6,727
Amount of loans originated	$506,673	$598,385	$1,744,630	$1,278,784	$1,919,862
Average loan size originated	$313	$282	$304	$281	$285
Loan balances sold	$540,684	$544,857	$1,855,685	$1,209,063	$1,787,574
Deposits
General. In addition to deposits, sources of funds available for lending and for other purposes include loan repayments and proceeds from the sales of loans. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and market conditions. Borrowings, as well as available lines of credit, may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels.
Deposits. Deposits are attracted principally from within our primary service area of Pinellas, Hillsborough, Manatee, Pasco, and Sarasota Counties, Florida. We offer a wide selection of deposit instruments including demand deposit accounts, NOW accounts, money-market accounts, regular savings accounts, certificate of deposit accounts; and retirement savings plans (such as IRA accounts).
Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. We emphasize commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits. Deposit interest rates are set weekly by management, based on a review of loan demand, deposit flows for the previous week and a survey of rates among competitors and other financial institutions in Florida.

The amounts of each of the following categories of deposits, at the dates indicated, are as follows (dollars in thousands):

Deposit Types	September 30, 2021		September 30, 2020		December 31, 2020
Noninterest-bearing deposits	$87,625	13.0%	$70,115	13.7%	$62,650	11.2%
Interest-bearing transaction accounts	157,304	23.3%	112,902	22.1%	140,265	25.1%
Money market accounts	362,476	53.7%	235,385	46.1%	274,421	49.1%
Savings	14,976	2.2%	12,323	2.4%	12,323	2.2%
Subtotal	622,381	92.2%	430,725	84.3%	489,659	87.6%
Total time deposits	52,653	7.8%	79,417	15.6%	69,125	12.4%
Total deposits	$675,034	100.0%	$510,142	100.0%	$558,784	100.0%
The following table sets forth the remaining maturities of our time deposits of $100 thousand or greater by category as of September 30, 2021 (dollars in thousands).

Three months or less	$3,100
Over three months through six months	18,118
Over six months through 12 months	10,267
Over 12 months	6,760
Total	$38,245
Other Borrowings
In June 2021, the Company issued $6.00 million of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after five years. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial five years of their term and carry interest at a floating rate for the final five years of their term. Under the terms of the Debentures, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The Debentures were issued to redeem a $6.00 million Subordinated Debenture which was issued in December 2018 and which carried interest at a fixed rate of 6.875% per annum.
The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5.98 million and $5.95 million at September 30, 2021 and December 31, 2020, respectively.
In March 2020, the Company renegotiated the terms of the debt and combined the line of credit and term note into one amortizing note with quarterly principal and interest payments with interest at prime (3.25% at September 30, 2021). The new note matures on March 10, 2029 and the balance of the note was $3.41 million and $3.75 million at September 30, 2021 and December 31, 2020, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note.
In April 2020, the Company entered into the PPPLF. Under the PPPLF, advances must be secured by pledges of loans to small businesses originated by the Company under the PPP. The PPPLF accrues interest at 0.35% per annum and matures at various dates equal to the maturity date of the PPPLF collateral pledged to secure the advance, ranging from April 15, 2022 to August 27, 2025, and will be accelerated on and to the extent of any PPP loan forgiveness reimbursement by the SBA for any PPPLF collateral or the date of purchase by the SBA from the borrower of any PPPLF collateral. On the maturity date of each advance, the Company shall repay the advance plus accrued interest. The balances outstanding on this facility were $144.60 million and $881.26 million at September 30, 2021 and December 31, 2020, respectively.
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity increased $23.23 million to $94.30 million at September 30, 2021 as compared to $71.07 million at December 31, 2020. The increase in shareholders' equity was primarily impacted by $21.81 million of net income generated during the nine months ended September 30, 2021 and the issuance of common stock. The common stock was issued under the non-qualified stock purchase plan of $662 thousand, the dividend reinvestment plan of $389 thousand, and employee stock ownership plan of $366 thousand. Additionally, the bank issued preferred stock with net proceeds of $727 thousand and common stock with net proceeds of $701 thousand. These increases were partially offset by decreases of $201 thousand of accumulated other comprehensive income due to increases in net unrealized losses on available-for-sale securities, $797 thousand of dividends declared on our preferred stock, and $778 thousand of dividends declared on our common stock during the nine months ended September 30, 2021.
The following table summarizes the changes in our shareholders' equity for the periods indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$92,813	$53,307	$71,069	$51,332
Net income	1,280	5,253	21,807	7,097
Issuance of common stock under:
Non-qualified stock purchase plan	218	107	662	303
Dividend reinvestment plan	105	98	389	405
Employee stock ownership plan	366	—	366	260
Issuance of preferred stock, net	—	3,723	727	3,723
Issuance of common stock, net	—	—	701	—
Stock-based compensation expense	6	6	43	(5)
Exercise of stock options	93	92	310	280
Other comprehensive income (loss)	(79)	—	(201)	—
Dividends declared on preferred stock	(230)	(202)	(797)	(557)
Dividends declared on common stock	(274)	(230)	(778)	(684)
Balance at end of period	$94,298	$62,154	$94,298	$62,154
The Bank is subject to regulatory capital requirements imposed by various regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by banking regulators that, if undertaken, could have a direct material effect on BayFirst’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.
In 2020, the Federal banking regulatory agencies adopted a rule to simplify the methodology for measuring capital adequacy for smaller, uncomplicated banks. This CBLR is calculated as the ratio of tangible equity capital divided by average total consolidated assets. CBLR tangible equity is defined as total equity capital, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carryforwards, goodwill, and other intangible assets (other than mortgage servicing assets). Under the proposal, a qualifying organization may elect to use the CBLR framework if its CBLR is greater than 9%. The Bank has elected not to use the CBLR framework.
At September 30, 2021 and December 31, 2020, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.

As of the dates indicated, the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are as shown in the table below (dollars in thousands):

	Actual		Minimum(1)		Well Capitalized(2)
	Amount	Percent	Amount	Percent	Amount	Percent
As of September 30, 2021
Total Capital (to risk-weighted assets)	$102,678	22.50%	$36,514	8.00%	$45,643	10.00%
Tier 1 Capital (to risk-weighted assets)	96,808	21.21%	27,386	6.00%	36,514	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	96,808	21.21%	20,539	4.50%	29,668	6.50%
Tier 1 Capital (to total assets)	96,808	12.64%	30,643	4.00%	38,304	5.00%
As of December 31, 2020
Total Capital (to risk-weighted assets)	78,824	17.02%	37,056	8.00%	46,320	10.00%
Tier 1 Capital (to risk-weighted assets)	72,825	15.72%	27,792	6.00%	37,056	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	72,825	15.72%	20,844	4.50%	30,108	6.50%
Tier 1 Capital (to total assets)	72,825	11.75%	24,799	4.00%	30,998	5.00%
____________
(1) To be considered “adequately capitalized” under the FDIC’s Prompt Corrective Action regulations.
(2) To be considered “well capitalized” under the FDIC’s Prompt Corrective Action regulations.
Contractual Obligations
In the ordinary course of our operations, we enter into certain contractual obligations. Total contractual obligations at September 30, 2021 were $211.20 million, a decrease of $752.82 million from $964.01 million at December 31, 2020. The decrease was primarily due to a decrease of $736.66 million in PPP Liquidity Facility as a result of PPP loan forgiveness.
The following tables present our contractual obligations as of September 30, 2021 and December 31, 2020 (dollars in thousands).

	Contractual Obligations as of September 30, 2021
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,098	$1,930	$1,167	$350	$4,545
Long-term borrowings	—	—	—	3,413	3,413
PPP Liquidity Facility	105,941	—	38,660	—	144,601
Subordinated notes	—	—	—	5,983	5,983
Time deposits	43,778	8,054	821	—	52,653
Total	$150,817	$9,984	$40,648	$9,746	$211,195

	Contractual Obligations as of December 31, 2020
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,134	$1,209	$945	$637	$3,925
Long-term borrowings	—	—	—	3,754	3,754
PPP Liquidity Facility	—	791,778	89,484	—	881,262
Subordinated notes	—	—	—	5,948	5,948
Time deposits	27,909	39,817	1,399	—	69,125
Total	$29,043	$832,804	$91,828	$10,339	$964,014

Off-Balance Sheet Arrangements
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments primarily include unfunded loan commitments, undisbursed loans in process, unfunded lines of credit, and standby letters of credit. The Bank uses these financial instruments to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not present unusual risks and management does not anticipate any accounting losses that would have a material effect on the Bank.
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, is as follows (dollars in thousands):

	September 30, 2021	September 30, 2020	December 31, 2020
Unfunded loan commitments	$57,592	$27,555	$34,867
Unused lines of credit	43,263	32,223	34,063
Standby letters of credit	68	68	68
Total	$100,923	$59,846	$68,998
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the counterparty.
Standby letters-of-credit are conditional lending commitments that we issue to guarantee the performance of a customer to a third party and to support private borrowing arrangements. Essentially, letters of credit issued have expiration dates within one year of the issue date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit. The Bank may hold collateral supporting those commitments. Newly issued or modified guarantees that are not derivative contracts have been recorded on the Bank’s balance sheet at their fair value at inception.
In general, loan commitments and letters of credit are made on the same terms, including with respect to collateral, as outstanding loans. Each customer’s creditworthiness and the collateral required are evaluated on a case-by-case basis.
Liquidity
Liquidity management is the process by which we manage the flow of funds necessary to meet our financial commitments on a timely basis and at a reasonable cost and to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of our operations, and capital expenditures. The Bank generally maintains a liquidity ratio of liquid assets to total assets, excluding PPP loans pledged to the PPPLF, of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available-for-sale. Our on-balance sheet liquidity ratio at September 30, 2021 was 17.66%, as compared to 8.37% at December 31, 2020.
During the nine months ended September 30, 2021, the Bank purchased investment securities, all of which were classified as investment securities available for sale. The fair value of all of our investment securities available for sale totaled $32.54 million at September 30, 2021.
During each of the three quarters of 2021, the Bank paid a dividend of $250 thousand to BayFirst. Prior to that, the Bank retained its earnings to support its growth. Therefore, BayFirst’s liquidity has been dependent on funds received from the issuance and sale of debt and equity securities. BayFirst’s liquidity needs are to make interest payments on its debt obligations, dividends on shares of its Series A Preferred Stock, Series B Convertible Preferred Stock, and common stock, and payment of certain operating expenses. As of September 30, 2021, BayFirst held $107.10 million in cash and cash equivalents.
A description of BayFirst’s and the Bank’s debt obligations is set forth below under the heading “Other Borrowings.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Interest Rate Sensitivity

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest-rate risk inherent in loan and deposit taking activities. To that end, we actively monitor and manage our interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, should also be considered.

Our objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on our asset-liability structure to control interest rate risk. However, a sudden or substantial increase in interest rates may adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same rate, to the same extent, or on the same basis.

We established a comprehensive interest rate risk management policy which is administered by management’s Asset/Liability Committee (“ALCO”). The policy establishes risk limits, which are quantitative measures of the percentage change in net interest income (net interest income at risk) and the fair value of equity capital (economic value of equity at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years. We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity with computer-generated simulation analysis. The simulation model is designed to capture call features and interest rate caps and floors embedded in investment and loan contracts. As with any method of analyzing interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology we use. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from the assumptions that we use in our modeling. The methodology does not measure the impact that higher rates may have on variable and adjustable-rate loan borrowers’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

To minimize the potential for adverse effects of increases in interest rates on the results of our operations, we monitor assets and liabilities to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. To do this, we (i) emphasize the origination of adjustable-rate and variable-rate loans to be held for investment; (ii) maintaining a stable core deposit base; and (iii) maintaining a significant portion of liquid assets (cash, interest-bearing deposits with other banks, and available-for-sale investment securities).
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2021, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2021, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not currently involved in any litigation that we believe may result in a material loss. From time-to-time, we are involved in litigation arising in the ordinary course of our business.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the "Risk Factors" section included in our Registration Statement on Form S-1/A filed on November 3, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) During the three-month period ended September 30, 2021, we sold the following shares of common stock:

Date of Sales	Number of Shares	Proceeds	Class of Purchaser	Exemption Claimed
July 1-31, 2021	15,058.56	$—	Accredited investors and QIBs Converting Outstanding Securities	Rule 506(b) and Section 4(a)(2)
July 1-31, 2021	4,336.21	105	DRIP Participants	Section 3(a)(11)
July 1-31, 2021	8,247.00	183	NSPP Participants	Rule 701
July 1-31, 2021	24,919.57	384	ESOP Participants	Rule 701
September 1-30, 2021	7,933.66	223	DRIP Participants	Section 3(a)(11)

b) The Company received no proceeds from the offering described in the Company’s registration statement on Form S-1, as amended, declared effective on November 12, 2021.

c) The Company repurchased no equity securities during the three-month period ended September 30, 2021.

On January 26, 2021, the Company’s Board of Directors adopted a stock repurchase program, and subsequently amended it on September 9, 2021, and November 30, 2021. The program permits the Company to repurchase up to $450,000 of the Company’s issued and outstanding common stock per quarter, with an annual aggregate limit of $1 million. The program will expire on October 1, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS
(a)Exhibits.

Exhibit Number	Exhibit Name

3.1	Amended and Restated Articles of Incorporation

3.2	Bylaws

3.3	Amendment to Bylaws, dated August 22, 2019

4.1	Form of common stock certificate

4.2	Form of Series A Preferred Stock certificate

4.3	Form of warrant certificate

4.4	Warrant Agreement with Continental Stock Transfer & Trust Company, dated November 14, 2019

4.5	Form of Series B Convertible Preferred Stock certificate

4.6	Amendment to Warrant Agreement, dated as of July 6, 2021

31.1	Principal Executive Officer’s Certification required by Rule 13(a)-14(a) - filed herewith

31.2	Principal Financial Officer’s Certification required by Rule 13(a)-14(a) - filed herewith

32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith

32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith

101	Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 2021, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYFIRST FINANCIAL CORP.

Date:	December 16, 2021

By:	/s/ Anthony N. Leo
Anthony N. Leo
Chief Executive Officer (principal executive officer)

Date:	December 16, 2021

By:	/s/ Robin L. Oliver
Robin L. Oliver
Executive Vice President and Chief Financial Officer (principal financial officer)