Form 10-K
period 2021-12-31
BayFirst Financial Corp.
filed 2022-03-31
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting f rm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the $23.42 per share selling price of the common stock on June 30, 2021 was $74,537,483.
The registrant had outstanding 4,013,173 shares of common stock as of March 23, 2022.

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Report on Form 10-K or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

AFS: Available for Sale	FDIC: Federal Deposit Insurance Corporation
ALCO: Asset-Liability Committee	FHLB: Federal Home Loan Bank
ALLL: Allowance for Loan Losses	FNBB: First National Bankers Bank
AOCI: Accumulated Other Comprehensive Income	FRB: Federal Reserve Bank
ASC: FASB Accounting Standards Codification	FVO: Fair Value Option
ASU: FASB Accounting Standards Update	GAAP: Generally Accepted Accounting Principles
BHCA: Bank Holding Company Act of 1956, as amended	IRA: Individual Retirement Account
BOLI: Bank Owned Life Insurance	JOBS Act: Jumpstart Our Business Startups Act of 2012
BSA: Bank Secrecy Act of 1970	LHFS: Loans Held for Sale
CAA: Consolidated Appropriations Act	MMDA: Money Market Deposit Account
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	NOW: Negotiable Order of Withdrawal
CBLR: Community Bank Leverage Ratio	NSPP: Non-Qualified Stock Purchase Plan
CECL: Current Expected Credit Losses	OFR: Florida Office of Financial Regulation
CET1: Common Equity Tier 1 Capital	OLC: Officer Loan Commitee
C&I: Commercial and Industrial	OREO: Other Real Estate Owned
CIK: Central Index Key	OTTI: Other-Than-Temporary Impairment
COVID-19: Coronavirus Disease 2019	PCAOB: Public Company Accounting Oversight Board
DCLC: Directors’ Credit and Loan Committee	PPP: Paycheck Protection Program
DODD-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	PPPLF: Paycheck Protection Program Liquidity Facility
DRIP: Dividend Reinvestment Plan	QIB: Qualified Institutional Buyer
EGC: Emerging Growth Company	SBA: Small Business Administration
Equity Plan: The Amended and Restated 2017 Equity Inventive Plan	SEC: U.S. Securities and Exchange Commission
ESG: Environmental, Social, and Governance	SOFR: Secured Overnight Financing Rate
ESOP: Employee Stock Ownership Plan	U.S.: United States
ESPP: Employee Stock Purchase Plan	USDA: United States Department of Agriculture
Exchange Act: Securities Exchange Act of 1934	USDA B&I: United States Department of Agriculture Buiness and Industry
FASB: Financial Accounting Standards Board	TDR: Troubled Debt Restructure
FBCA: Florida Business Corporation Act	iXBRL: Inline eXtensible Business Reporting Language
FDIA: Federal Deposit Insurance Act

Part I - Financial Information

Item 1. Business
BayFirst Financial Corp.
BayFirst Financial Corp. (“BayFirst” or the “Company”) is a bank holding company that operates through its wholly owned subsidiary, First Home Bank (the “Bank”). BayFirst commenced its bank holding company operations on September 1, 2000, by acquiring all shares of the Bank. BayFirst’s primary source of income is from the Bank, which serves a broad spectrum of individuals, families, and small businesses in Tampa Bay, supported by national business lines in residential and SBA lending and technology platform. As of December 31, 2021, BayFirst had consolidated total assets of $917.10 million, total loans of $583.95 million, total deposits of $721.69 million, and total shareholders’ equity of $96.29 million. BayFirst’s corporate offices are located at the First Home Executive Center, 700 Central Avenue, St. Petersburg, Florida 33701.
First Home Bank
The Bank commenced operations on February 12, 1999, as a Florida state-chartered commercial bank. On January 3, 2022, the Bank filed an application with the Office of the Comptroller of the Currency to convert its charter to that of a national bank. The Bank currently operates out of its main office and six additional banking centers located in the Tampa Bay area, and 23 residential mortgage loan production offices throughout the United States. The Bank’s main office is located at the First Home Executive Center. The Bank does not engage in any foreign business activities. The Bank offers its products and services through its Community Banking Division and its Residential Mortgage Division. The Bank, through its separately branded loan origination platform, CreditBench, is a prolific government guaranteed lender with specific expertise in originating Small Business Administration (“SBA”) 7(a) loans throughout the nation. The Bank has recently developed an advanced technology platform that has positioned it to be able to utilize, partner, and support technology-enabled banking products and services as well as various financial technology applications.
Community Banking
The Bank has structured its community banking services and charges for such services in a manner designed to attract consumers, small and medium sized businesses, and professionals located primarily in Pinellas, Hillsborough, Sarasota, Manatee, and Pasco Counties. The Bank focuses on customers that are seeking the flexibility and personalized relationships that a community bank can provide. The Bank offers specialized business and personal checking accounts, internet banking and online bill payment, remote capture and deposit, cash management, wire transfers, safety deposit boxes, courier services, retail investment services, and ACH originations, among other services.
The Bank also offers customary community bank deposit products, including interest-bearing and noninterest-bearing checking accounts, MMDAs, savings accounts, time deposits and IRAs. The consumer product offering also includes unique programs, including, among others: 1) the NuStart checking that assists customers in rebuilding their access to the banking system, 2) the TrendSetters Club which offers special benefits for those customers age 50+ years, and 3) the Cash Kids’ Club savings account that offers those age 12 and under special rates while teaching children basic financial skills through interactive and mobile application tools. The Bank’s business deposit products and related services include free and interest-bearing checking accounts, savings accounts, money market accounts, and access to business mobile and online banking, treasury management, cash management, merchant processing services, remote deposit capture, and nightdepository.
A wide range of loans are also offered, including commercial, consumer, and real estate loans. Our commercial lending efforts are directed principally toward businesses and professionals who otherwise do business with us, and include commercial real estate mortgages, construction and development loans, working capital loans, and business expansion loans. We offer personal lines of credit, auto, boat, and recreational vehicle loans, residential mortgages, and home equity lines of credit. We have been particularly successful in penetrating the small business community. We participate in interbank credit arrangements to permit us to take part in corporate or other business entity loans for amounts which are greater than our lending limits.
The Community Banking Division operates from our seven banking offices in the Tampa Bay area: five in Pinellas County, one in Hillsborough County, and one in Sarasota County. Additionally, we have purchased properties in Sarasota County, Manatee County, and Hillsborough County where we intend to open additional full-service banking centers.
The Bank’s staff maintains personalized customer contacts and relationships, which enable us to provide excellent customer service. While we offer banking services that we believe to be profitable, we offer competitive rates for such services, thereby, we believe, motivating the businesses in our service area to avail themselves of our credit and non-credit services. On limited occasions, we may offer services that may not be profitable, but only if the account relationship provides earnings or other benefits sufficient to offset the cost of the services provided.
CreditBench
The Bank, through its separately branded loan origination platform CreditBench, originates government guaranteed loans on a nationwide basis, with a particular emphasis on SBA 7(a) loans. CreditBench originates loans through two distinct channels. One is its team of SBA lenders, known as the Core SBA Team. The other is through financial technology platforms, collectively known and branded as FlashCap. CreditBench’s Core SBA Team makes government guaranteed loans throughout the U.S., with a particular emphasis on business acquisition financing. The Core SBA Team is concentrated in the Tampa Bay area with an expanding national sales team. FlashCap employs an internal sales team and uses referral partners and financial technology companies to originate SBA loans nationwide. CreditBench also originates a significant volume of loans in the SBA 7(a) Small Loan Program. Underwriting, quality control, and technology are centralized and scalable for potential increases in loan volume.
CreditBench’s loan origination efforts are targeted to a broad range of industries and geographies, with a focus on building relationships with borrowers. This diversification is intended to mitigate the Bank’s credit risk. Borrowers are also targeted for establishing deposit relationships.
Government guaranteed loans are designed to assist small businesses in obtaining financing. Such loans finance working capital for the borrowers. CreditBench also originates USDA B&I loans for businesses located in qualifying areas. The federal government guarantees 75% to 90% of SBA loan balances and up to 80% of USDA B&I loan balances as an incentive for financial institutions to make loans to small businesses. Eligible uses of SBA and USDA B&I loans are for working capital, equipment financing, debt refinancing, purchase of inventory, new construction, building acquisitions, business acquisitions, and startup expenses. The program maximum limit for SBA loans is $5.0 million, and the program limit for USDA loans is $25.0 million. Both can be priced competitively relative to conventional financing.
In March of 2020, the Bank made the strategic decision to become an active PPP lender, using local marketing efforts and a nationwide, on-line application platform. The Bank used the Federal Reserve’s PPPLF to fund a significant portion of these loans.
The Bank manages its government guaranteed lending program through a staff experienced in business development, loan documentation and monitoring, and accounting. Emphasis is placed on proper loan documentation to ensure full guarantee performance in the event of payment defaults.
The revenues generated from CreditBench’s loan originations are primarily derived from three sources: interest income, loan servicing, and premiums from the sale of loans. The Bank may elect to hold the government guaranteed portion of a loan on its balance sheet to increase interest income. Alternatively, the Bank may sell that portion to realize a premium on the sale.
When the Bank sells the guaranteed portion of a government guaranteed loan, the premium is typically greater than 10% of the principal. In addition, the Bank may also sell the unguaranteed portion of certain government guaranteed loans, depending on a loan’s terms, the offer price, the Bank’s liquidity and capital positions, and the perceived credit risk.
Residential Mortgage Division
Our Residential Mortgage Division operates from our seven banking centers in the Tampa Bay area and 23 loan production offices nationwide. It offers fixed and variable rate home mortgages for the purchase and refinance of residential properties. Since the inception of the Residential Mortgage Division in January 2017, the Bank has made significant investments in infrastructure and technology, resulting in the efficient and profitable platform currently in place. We expect to continue to expand the geographic scope of the Bank’s residential loan origination efforts when we identify attractive opportunities.
We originate loans primarily for sale into the secondary market. From time to time, we also originate residential mortgage loans for the Bank’s loan portfolio. These are generally high quality, adjustable rate, non-conforming mortgages located in our primary service area where there is a greater opportunity to cross-sell other Bank products and services. The ability to fund such non-conforming loans provides the Bank a competitive advantage compared to non-bank mortgage lenders.
Our residential mortgages are originated, processed, underwritten, and closed to secondary market standards or Bank policy by the staff of the Residential Mortgage Division. The Bank does not currently fund loans originated by outside brokers, but may do so in the future. In connection with the origination of mortgage loans intended for sale, the Bank enters into loan commitments for fixed rate mortgage loans, generally lasting 30 to 45 days and at market rates when initiated. A commitment to fund a mortgage loan (i.e., an interest rate lock) to be sold into the secondary market or for the future delivery of a mortgage loan is accounted for as a free-standing derivative. The fair value of an interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. To deliver loans to the secondary market and to moderate the Bank’s interest rate risk prior to sale, the Bank typically enters into non-exchange traded mandatory delivery forward sales contracts and best efforts forward sales contracts, which are also considered derivative instruments. These contracts are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives and loans held for sale, and both are carried at their fair value with changes included in earnings. The Bank considers the best efforts forward sales contracts that meet the net settlement requirement to be derivatives, as there are penalties to the Bank if it does not deliver the loan to the investor once the loan closes with the borrower.
The Bank engages a sub-servicer for residential mortgage loans that is currently servicing certain portfolio residential mortgage loans. The sub-servicer relationship also allows the Bank to retain servicing for loans to be sold in bulk, if we chose to do so.
Competition
All phases of our operations are highly competitive. Many of our commercial bank and thrift competitors have assets, capital, lending limits, and name recognition that are materially larger than ours. We compete with other financial service providers for loans and deposits. These competitors include:
•large national and super-regional financial institutions that have well-established branches and significant market share in the communities we serve;
•non-bank SBA lenders;
•finance companies, investment banking and brokerage firms, and insurance companies that offer bank-like products;
•credit unions, which can offer highly competitive rates on loans and deposits because they receive tax advantages not available to commercial banks;
•other community banks that compete with us for clients desiring a high level of service;
•technology-based financial institutions, including large national and super-regional banks offering on-line deposit, bill payment and mortgage loan application services; and
•both local and out-of-state trust companies and trust service offices.
Some of the non-traditional financial institution competitors are not subject to the same degree of regulatory oversight to which the Bank is subject.
Among the advantages that our larger competitors have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to products with the highest yields and demands. Several of our competitors offer certain services, such as trust departments, that we do not offer. By virtue of their greater total capital, these financial service providers have substantially higher loan-to-one borrower limits than us (loans-to-one borrower limits apply to an individual customer’s total extension of credit as a percentage of a bank’s total capital accounts). These competitors may intensify their advertising and marketing activities to counter any efforts by us to attract new business.
To compete with the financial institutions in our primary service area, we capitalize upon the flexibility that our independent status allows, including making decisions locally. This includes solicitation of business, professional, and personal accounts through the personal efforts of our directors and officers. We believe that a locally-based bank is often perceived by the local business community as possessing a clearer understanding of local commerce and the needs of the community. Consequently, our customers expect that we will be able to make prudent lending decisions quicker and with a better understanding of the market than larger competitors. We focus on the smaller commercial customer because this segment offers the greatest concentration of potential business and historically has tended to demonstrate a higher degree of loyalty in their banking relationships. We can respond quickly to changes in the interest rates paid on time and savings deposits and charged on loans, and to charges imposed on depository accounts, so as to remain competitive in the marketplace. If there are customers whose loan demands exceed our loan limits, we can arrange for such loans on a participation basis with other financial institutions.
Various legislative actions in recent years have led to increased competition among financial institutions. With the enactment of various laws and regulations affecting interstate banking expansion, it is easier for financial institutions located outside of Florida to enter the Florida market, including our target markets. In addition, recent legislative and regulatory changes and technological advances have enabled customers to conduct banking activities without regard to geographic barriers, through internet and telephone-based banking and similar services. There can be no assurance that the United States Congress, the Florida Legislature, or the applicable bank regulatory agencies will not enact legislation or promulgate laws and regulations that may further increase competitive pressures on the Bank.
Lending Philosophy and Credit Risk Management
Historically, we believe we have made sound, high-quality loans while recognizing that lending involves a degree of risk. Our centralized credit approval process and loan policies are designed to assist us in managing this risk. Our policies provide a general framework for loan origination, monitoring, and funding. The Bank’s loan approval process is characterized by centralized authority supported by a risk control environment that provides for prompt and thorough underwriting of loans. Our loan approval process begins with obtaining detailed financial and other information from our borrowers. We also rely on our loan and executive officers’ in-depth knowledge of our markets and borrowers.
Regardless of the loan type or amount, no single individual has sole loan approval authority. The objective of our loan approval process is to provide a disciplined, consistent, predictable, and collaborative approach to larger credits, while maintaining responsiveness to client needs. Commercial loan decisions are documented as to the borrower’s business, loan purpose, our evaluation of the repayment source and associated risks, our evaluation of collateral, loan covenants, loan monitoring requirements, and the risk rating rationale. Our strategy for approving loans is to follow conservative loan policies and consistent underwriting practices which include:
•    Granting credit on a sound basis with full knowledge of the purpose and source of repayment for such credit;
•    Ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan;
•    Requiring documentation, including appraisals or valuations, sufficient to enable informed underwriting;
•    Developing and adhering to desired levels of diversification for our loan portfolio as a whole and for loans within each category; and
•    Ensuring that each loan is properly documented and that any insurance coverage requirements are satisfied.
Our loan policies generally include other underwriting guidelines for loans collateralized by real estate. These underwriting standards are designed to determine the maximum loan amount that a borrower has the capacity to repay based, in part, upon the borrower’s cash flow and income. The loan policies include maximum amortization schedules and loan terms for each category of loans. In addition, our loan policies provide guidelines for personal guarantees, appraisals and valuations, loan-to-value ratios, environmental review, loans to employees, executive officers and directors, problem loan identification, maintenance of an adequate ALLL, and other matters relating to lending practices.
The Community Banking Division originates both consumer and commercial loans. Consumer loans include loans to individuals for automobiles, boats, and other major consumer personal, family, or household purposes. They are underwritten on the credit quality of the individual borrower and may be secured or unsecured. Commercial lending products include a wide variety of credit facilities, such as owner occupied and non-owner occupied commercial real estate, multifamily real estate, construction, land acquisition, and commercial and industrial loans. In general, the Bank’s commercial lending strategy focuses on the financial strength and successful track record of commercial loan applicants more than the project or type of property that would serve as collateral for a loan. These loans are underwritten by an independent in-house Credit Underwriting Department in accordance with our credit policy
CreditBench primarily originates loans through the SBA 7(a) program, and, to a lesser extent, through the USDA’s B&I program. Occasionally, CreditBench originates loans through the SBA’s 504 loan program, the International Trade Loan program, and the SBA Express Loan program. CreditBench originates two distinct types of loans: complex loans and non-complex loans. The non-complex loans are originated pursuant to the SBA 7(a) Small Loan Program up to $350,000 and are underwritten through a streamlined underwriting and packaging process. Although the SBA 7(a) Small Loan Program permits broader underwriting and loan purpose parameters, non-complex CreditBench loans are limited to those underwritten via historical cash flow and exclude start-up and business acquisition financing.
Complex CreditBench loans require projection-based underwriting or have other complex characteristics, such as business acquisition financing, are underwritten subject to SBA or USDA B&I guidelines and contain a thorough underwriting analysis based on the credit quality of any guarantor as well as the historical and projected debt service coverage.

The Residential Mortgage Division underwrites its loans to meet secondary market standards so that it can sell such loans into the secondary market. In some cases, such loans are held for the Bank’s portfolio. Portfolio loans are primarily underwritten on the borrowers’ financial strength and cash flow, with conservative loan-to-value requirements.
Risk Management
We believe that effective risk management and control processes are critical to our safety and soundness, our ability to predict and manage the challenges that we face, and, ultimately, our long-term corporate success. Risk management refers to the activities by which we identify, measure, monitor, evaluate, and manage the risks we face in the course of our banking activities. These include liquidity, interest rate, credit, operational, compliance, regulatory, strategic, financial, and reputational risk exposures. Our boards of directors, both directly and through their committees, are responsible for overseeing our risk management processes, including quarterly enterprise risk management assessments and annual assessments in the following areas: (i) cyber; (ii) BSA/anti-money laundering; and (iii) third-party risk, with each of the committees of our board of directors assuming a different and important role in overseeing the management of the risks we face.
The Audit and Risk Management Committees of our board of directors is responsible for overseeing risks associated with financial matters (particularly financial reporting, accounting practices and policies, disclosure controls and procedures, and internal control over financial reporting) as well as other enterprise risk. The Compensation Committee of our board of directors has primary responsibility for risks and exposures associated with our compensation policies, plans, and practices regarding both executive compensation, board compensation, and our compensation structure generally. Our Compensation Committee, in conjunction with our Chief Executive Officer and other members of our management, as appropriate, reviews our incentive compensation arrangements to ensure these programs are consistent with applicable laws and regulations, including safety and soundness requirements, and do not encourage imprudent or excessive risk-taking by our employees. The Nominating Committee of our board of directors oversees risks associated with the independence of our board of directors and potential conflicts of interest.
Our senior management is responsible for implementing our risk management processes by assessing and managing the risks we face, including strategic, operational, regulatory, investment, and execution risks, on a day-to-day basis, and reporting to our board of directors regarding our risk management processes. Our senior management is also responsible for creating and recommending to our board of directors for approval of appropriate risk appetite metrics reflecting the aggregate levels and types of risk we are willing to accept in connection with the operation of our business and pursuit of our business objectives.
The role of our boards of directors in our risk oversight is consistent with our leadership structure, with our Chief Executive Officer and the other members of senior management having responsibility for assessing and managing our risk exposure, and our boards of directors and their committees providing oversight in connection with those efforts. We believe this division of risk management responsibilities presents a consistent, systemic, and effective approach for identifying, managing, and mitigating risks throughout our operations.
Information Technology Systems
We have made, and continue to make, significant investments in our information technology systems and staff for our banking and lending operations and treasury management activities. We believe this investment will support our continued growth and enable us to enhance our capabilities to offer new products, improve overall customer experience, improve profitability through efficiencies, maintain and improve cybersecurity, and provide scalability for future growth. We utilize nationally recognized software vendors and their cloud/hosted models, which allow us to outsource the processing of our data. Our internal network and e-mail systems are administered by a managed service provider specializing in financial institutions, and we maintain our production infrastructure in a data center facility near Tampa, Florida. This site provides for power and connectivity redundancy, and we maintain a disaster recovery program, including a cloud-based recovery environment.
The majority of our other systems, including our electronic funds transfer, transaction processing, and our online banking services are hosted by third-party service providers. The scalability of this infrastructure will support our growth strategy. In addition, the tested capability of these vendors to automatically switch over to standby systems should allow us to recover our systems and provide business continuity quickly in case of a disaster.
Privacy, Data Protection and Cybersecurity
The regulatory framework for data privacy and cybersecurity is rapidly evolving. Current federal law requires financial institutions to periodically disclose their privacy policies and practices related to sharing client information. Such laws allow consumer clients to opt out of having their information shared with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact clients with marketing offers. Current federal law also requires financial institutions to implement a comprehensive information security program. Such programs must include administrative, procedural, and physical safeguards to ensure the security and confidentiality of client records and personal information. These security and privacy policies and procedures are in effect across the Bank.
Federal banking agencies pay close attention to the cybersecurity practices of banks. Such agencies include a review of an institution’s information technology program and its ability to prevent cyberattacks in their examinations. The FFIEC released its Architecture, Infrastructure, and Operations (AIO) Booklet in June 2021. The AIO booklet calls for a layered security approach that incorporates administrative, procedural, and physical controls to include employee, vendor, and client awareness training. The Bank’s cybersecurity and information security practices incorporate preventative, detective, corrective, compensatory, and deterrent controls. Failing to have adequate cybersecurity safeguards in place, in accordance with AIO and other applicable regulations and laws, can result in supervisory criticism, monetary penalties and reputational harm.
In November 2021, the Federal Reserve, OCC, and FDIC adopted a new regulation. Among other things, this regulation requires a bank to notify its primary federal regulator within 36 hours after identifying a "computer-security incident" that the bank believes in good faith could: (i) materially disrupt or degrade its business or operations in a manner that would threaten the viability of its operations and result in clients being unable to access their deposit and other accounts; (ii) result in a material loss of revenue, earnings or franchise value; or (iii) pose a threat to the financial stability of the United States.
Data privacy and data protection are also areas of increasing regulatory and legislative focus. The Bank is subject to rules and regulations issued by the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including those related to data privacy and cybersecurity. Like other lenders, the Bank uses credit bureaus in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act, which also regulates identity theft prevention programs, reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Federal law further requires financial institutions to explain their information-sharing practices to their clients and to protect sensitive client information.
Human Capital
Since opening in 1999, First Home Bank has grown without losing sight of our commitment to making an impact in the communities we serve and being Here for What’s Next® in the lives of our customers, communities, employees, and investors. First Home Bank recognizes that our 656 employees (617 full-time and 39 part-time) are indeed our greatest asset. Providing a work environment that is inclusive, transparent, and comfortable for all is foundational to our core beliefs. We are an organization that values open communication and collaboration in a professional and challenging, yet informal, atmosphere.
Total Rewards
Our competitive compensation and benefits package helps attract and retain top talent throughout the US and demonstrates our belief that engaged and satisfied employees directly correlate to engaged and satisfied customers, generating long-term value for our shareholders and other stakeholders.
Our goal is to provide the most competitive compensation and benefit plans possible. In 2021, the Bank established a living minimum wage of $18 per hour. We have what we believe is a generous and competitive 401(k) plan, plus a discretionary profit-sharing contribution to the Employee Stock Ownership Plan. All employees are shareholders through their participation in the ESOP. Additionally, employees have the opportunity to grow their ownership through a discounted Employee Stock Purchase Plan.
First Home Bank offers a wide range of Health and Welfare plans designed to fit our diverse populations. We provide 100% employer-paid medical, dental, vision, disability, and life insurance for employee coverage. We offer an employee wellness program designed to support the whole employee which encompasses physical, mental, social, and financial wellness.
First Home Bank provides both paid maternity and paternity leave through our Parental Leave program. Our no-cost, short-term disability policy is administered and funded in-house and provides up to 12 weeks of medical leave at 100% pay. We recognize the burdensome expense of dependent care and provide a company match to employees’ dependent care FSA accounts. We provide paid volunteer time off to all employees building engagement and pride in our organization while encouraging teams to give back to their communities.

Training and Development
As part of our commitment to being a top employer in our industry, First Home Bank offers a growing internal Learning and Development Center where employees not only learn compliance and regulation, but also have the opportunity to strengthen core competencies for career growth and personal development.
We offer both a Tuition Reimbursement and Student Loan Assistance program to all eligible employees. We offer these programs to nurture the professional development of our colleagues and ease the financial burden associated with continuing education.
Social Governance: Diversity, Equity, and Inclusion
Our cultural foundation of being current and comfortable for all drives our Diversity, Equity, and Inclusion efforts throughout the entire organization. Our diversity enhances our workforce, expands our markets and fosters a culture of belonging for our employees, customers and communities in which we serve.
As of December 31, 2021, our employee base is comprised of individuals from all walks of life, genders, ethnicities, races, ages and differing economic and social backgrounds. Females represent 53% of the Company’s employee base while minorities represent 24% of our population. Our officer base is 45% female and 21% minority.
In 2021, First Home Bank established a Diversity, Equity, and Inclusion Council with a purpose of ensuring First Home Bank reflects the values, respects the viewpoints, and acknowledges the differences of not only the community members it serves, but also the people it employs. Through its focus on these three core components, the Council seeks to build an environment where everyone belongs, everyone is heard, everyone is aware of what’s next, and everyone is given the opportunity to succeed. The Council actively advocates for the ongoing implementation and evaluation of internal and external programs, initiatives, and procedures to ensure the bank remains forward-thinking and aligned with the ever-evolving societal landscape. Through its focus on diversity, equity, and inclusion, the Council will fulfill its obligation to be the voice for all associated with First Home Bank, guiding it in its effort to become a true community bank.
Employee Engagement
At First Home Bank, employee engagement is truly an important part of how we try to distinguish ourselves from our competition. We recruit and retain highly qualified talent across the US. Highly talented, skilled and driven individuals join our organization and bring with them a diversity of quality ideas, strategies, procedures and thoughts.
We understand that harnessing this level of engagement is critical to our success and have developed several channels to do so. Our Bright Ideas Submission Portal allows any employee to submit their ideas for improvement or change of policies, procedures, benefits or any other item they believe will improve our organization. To ensure employees understand the commitment of listening to feedback, each Bright Idea Submission is sent to and reviewed by the CEO.
Our CEO also hosts a quarterly CEO’s Council where individuals from across the organization spend the day with the CEO and executive team, providing feedback and input on improvement opportunities. We also complete periodic Officer’s Surveys where each officer is asked to provide feedback on specific areas of the organization and our strategy.
One of our greatest engagement and communication tools is a the “What’s Next” call where employees are invited to a weekly video conference where ideas are exchanged, updates are provided, and business and individual recognitions are communicated.
Our efforts were recognized by our employees at the end of 2021 when they completed an anonymous employee survey which ranked the Bank in the top 15 of the Best Places to Work in Tampa Bay.
Environmental, Social, and Governance Policy
In 2021, BayFirst advanced its ESG initiatives by forming a board of directors’ level committee and developing a policy and policy statement. As a progressive institution, BayFirst is committed to the highest standards in all aspects of its operations. As both a Tampa Bay community bank and a nationwide lender, we believe it is our responsibility to take an important role in advancing the values we hold, including being an exemplary corporate citizen, providing fair and equitable access to the banking system, engaging with our communities, addressing climate change, providing full disclosure and transparency, providing a safe and secure banking experience, and offering our team the best possible workplace and opportunity for advancement. The main pillars of BayFirst’s ESG policy include 1) Fair and Equitable Access to Banking Services, 2) Environmental Sustainability, 3) Community Engagement, 4) Employee/Workforce Management and Well Being, and 5) Governance, Data Security, and Business Ethics.
Supervision and Regulation

General
As a bank holding company, we are subject to an extensive body of state and federal banking laws and regulations that impose specific requirements and restrictions on virtually all aspects of our operations. We are affected by government monetary policy and by regulatory measures affecting the banking industry in general.
The following is a summary of some of the statutes, rules, and regulations that affect our operations. This summary is qualified in its entirety by reference to the particular statutory and regulatory provision referred to below, and is not intended to be an exhaustive description of the statutes or regulations applicable to our proposed business. Any change in applicable laws or regulations may have a material adverse effect on our business.
BayFirst Financial Corp.
BayFirst is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (“BHCA”). As such, we are required to file annual reports and other information with the Federal Reserve regarding our business operations and those of our subsidiary. We are also subject to the supervision of, and to periodic inspections by, the Federal Reserve.
The BHCA generally requires every bank holding company to obtain the prior approval of the Federal Reserve before:
•acquiring all or substantially all of the assets of a bank;
•acquiring direct or indirect ownership or control of 5% or more of the voting shares of any bank or bank holding company; or
•merging or consolidating with another bank holding company.
The BHCA and the Change in Bank Control Act, together with regulations promulgated by the Federal Reserve, require that, depending on the particular circumstances, either the Federal Reserve’s approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company, not a bank holding company, acquiring control of a bank holding company, subject to certain exemptions. Control is conclusively presumed to exist when an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities immediately after the transaction.
Additionally, the BHCA provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below. As a result of the USA PATRIOT Act, which is discussed below, the Federal Reserve is also required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions.
Except as authorized by the BHCA and Federal Reserve regulations or order, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of 5% or more of the voting shares of any company engaged in any business other than the business of banking or managing and controlling banks. The primary exception allows the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks that ownership of shares of that company is appropriate. Activities the Federal Reserve has determined by regulation to be proper incidents to the business of banking, and thus permissible for bank holding companies, include:
•making or servicing loans and certain types of leases;
•engaging in certain insurance and discount brokerage activities;
•performing certain data processing services;
•acting in certain circumstances as a fiduciary or investment or financial advisor;
•providing management consulting services;
•owning savings associations; and
•making investments in corporations or projects designed primarily to promote community welfare.

In accordance with Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve’s policy, we may be required to provide financial support to our bank at a time when, absent such Federal Reserve policy, it might not be deemed advisable to provide such assistance. Under the BHCA, the Federal Reserve may also require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. A bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.
The Federal Reserve also has authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices, or which constitute violations of laws or regulations. The Federal Reserve may impose civil money penalties for activities conducted by a bank holding company, its nonbanking subsidiaries, and officials of either on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues.
Florida-State Chartered Banks
Florida state-chartered banks are subject to the supervision and regulation of the OFR and, as a member of the Federal Reserve System, the Federal Reserve. Deposits are insured by the FDIC for a maximum of $250,000 per account ownership. For this protection, banks must pay a quarterly statutory assessment and comply with the rules and regulations of the FDIC. The assessment levied on a bank for deposit insurance varies, depending on the capital position of each bank, and other supervisory factors.
The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of a bank, the claims of depositors of the bank, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the bank. If a bank fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors.
Areas regulated and monitored by the bank regulatory authorities include:
•security devices and procedures;
•adequacy of capitalization and loss reserves;
•loans;
•investments;
•borrowings;
•deposits;
•mergers;
•issuances of securities;
•payment of dividends;
•establishment of branches;
•corporate reorganizations;
•transactions with affiliates;
•maintenance of books and records; and
•adequacy of staff training to carry out safe lending and deposit gathering practices.
Restrictions on Transactions with Affiliates and Loans to Insiders
Sections 23A and 23B of the Federal Reserve Act restrict transactions by banks with their affiliates. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. Generally, Sections 23A and 23B: (1) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of that bank’s capital stock and surplus (i.e., tangible capital); and (2) require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.
Section 23A also covers investment funds managed by an institution as an affiliate, as well as other procedural and substantive matters. In addition, Sections 23A and 23B include coverage of transactions with insiders relative to credit exposure arising from derivative transactions. An insured depository institution is also prohibited from purchasing or selling an asset to an executive officer, director, or principal shareholder (or any related interest of such a person) unless the transaction is on market terms, and, if the transaction exceeds 10% of the institution’s capital, it is approved in advance by a majority of the disinterested directors.
A bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities controlled by such persons, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve. Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated individuals, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.
Anti-tying Restrictions
Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.
Capital Adequacy Requirements
Banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. Until a bank holding company’s assets reach $3 billion, the risk-based capital and leverage guidelines issued by the Federal Reserve are applied to bank holding companies on a nonconsolidated basis, unless the bank holding company is engaged in nonbank activities involving significant leverage, or it has a significant amount of outstanding debt held by the general public. Instead, a bank holding company with less than $3 billion generally applies the risk-based capital and leverage capital guidelines on a bank only basis and must only meet a debt-to-equity ratio at the holding company level. The Federal Reserve risk-based capital guidelines apply directly to insured state banks, regardless of whether they are subsidiaries of a bank holding company. Both agencies’ requirements, which are substantially similar, establish minimum capital ratios in relation to assets, both on an aggregate basis as adjusted for credit risks and off-balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, risk weights from 0% to 250% are applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Capital is then classified into three categories, Common Equity Tier 1, Additional Tier 1, and Tier 2. Common Equity Tier 1 Capital (“CET1”) is the sum of common stock instruments and related surplus net of treasury stock, retained earnings, Accumulated Other Comprehensive Income (“AOCI”), and qualifying minority interests, less applicable regulatory adjustments and deductions that include AOCI (if an irrevocable option to neutralize AOCI is exercised). Mortgage-servicing assets, deferred tax assets, and investments in financial institutions are limited to an aggregate of 15% of CET1 and 10% of CET1 individually. Additional Tier 1 Capital includes noncumulative perpetual preferred stock, Tier 1 minority interests, grandfathered trust preferred securities, and Troubled Asset Relief Program instruments, less applicable regulatory adjustments and deductions. Tier 2 Capital includes subordinated debt and preferred stock not included in Additional Tier 1 Capital, total capital minority interests not included in Tier 1, ALLL not exceeding 1.25% percent of risk-weighted assets, less applicable regulatory adjustments and deductions.
Smaller banks are subject to the following capital level threshold requirements: BCG formatting suggestion: show all capital ratios below with one decimal place.

Capital Category	Threshold Ratios
	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	CET1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10.00%	8%	6.5%	5%
Adequately Capitalized	8%	6%	4.5%	4%
Undercapitalized	< 8%	< 6%	< 4.5%	< 4%
Significantly Undercapitalized	< 6%	< 4%	< 3%	< 3%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%
Community banks are subject to the following minimum capital requirements.

Minimum CET1 ratio	4.5%
Capital conversion buffer	2.50%
Minimum tier 1 capital	6.0%
Minimum total capital	8.0%
Federal banking regulators have adopted regulations revising the risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank’s financial condition and is inherent to the business of banking. Under the regulations, when evaluating a bank’s capital adequacy, the revised capital standards now explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank’s economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts.
Federal bank regulatory agencies possess broad powers to take prompt corrective action as deemed appropriate for an insured depository institution and its holding company, based on the institution’s capital levels. The extent of these powers depends upon whether the institution in question is considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly under-capitalized,” or “critically undercapitalized.” Generally, as an institution is deemed to be less well-capitalized, the scope and severity of the agencies’ powers increase, ultimately permitting the agency to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well-capitalized” depository institution may accept brokered deposits without prior regulatory approval and can engage in various expansion activities with prior notice, rather than prior regulatory approval. However, rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change the capital position of the bank in a relatively short period of time. Failure to meet these capital requirements could subject the bank to prompt corrective action provisions of the FDIA, which may include filing with the appropriate bank regulatory authorities a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, we would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless we could demonstrate a reasonable plan to meet the capital requirement within an acceptable period of time.
In 2019, the Federal banking regulatory agencies adopted a rule to simplify the methodology for measuring capital adequacy for smaller, uncomplicated banks. The CBLR is calculated as the ratio of tangible equity capital divided by average total consolidated assets. CBLR tangible equity is defined as total equity capital, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carryforwards, goodwill, and other intangible assets (other than mortgage servicing assets. Under the proposal, a qualifying organization may elect to use the CBLR framework if its CBLR is greater than 9%.
Branching
National banks and state banks can establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. Florida law permits a state bank to establish a branch of the bank anywhere in the state. Accordingly, a bank with its headquarters outside the State of Florida may establish branches anywhere within Florida.

Deposit Insurance Assessments
The deposits of a bank are insured by the FDIC up to the limits under applicable law, which currently is set at $250,000 for accounts under the same ownership. Banks are subject to deposit insurance premium assessments. The FDIC imposes a risk-based deposit premium assessment system. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. The FDIC has published guidelines on the adjustment of assessment rates for certain institutions. The assessment base on which a bank’s deposit insurance premiums is paid to the FDIC is now calculated based on its average consolidated total assets less its average equity.
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. Deposits and certain claims for administrative expenses and employee compensation against insured depository institutions are afforded a priority over other general unsecured claims against the institution, including federal funds and letters of credit, in the liquidation or other resolution of that institution by any receiver appointed by federal authorities. These priority creditors include the FDIC.
Dividends
BayFirst’s ability to pay cash dividends may depend almost entirely upon the aggregate amount of dividends that the Bank is able to pay and that the Bank is permitted to pay, by statutes or regulations, to us. Additionally, the FBCA provides that we may only pay dividends if the dividend payment would not render BayFirst insolvent, or unable to meet our obligations as they come due. These provisions could have the effect of limiting our ability to pay dividends.
A Florida state-chartered bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from the Bank’s capital under certain circumstances without the prior approval of the OFR and the Federal Reserve. Except with the prior approval of the OFR, dividends of any Florida bank may only be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, a Florida state-chartered bank is required to transfer at least 20% of its net income to surplus until their surplus equals the amount of paid-in capital.
Banks are also required to hold a capital conservation buffer of CET1 in excess of their minimum risk-based capital ratios to avoid limits on dividend payments and certain other bonus payments. Those requirements are reflected in the following table.

Capital Conservation Buffer (as a percentage of risk weighted assets)	Maximum Payout Ratio (as a % of the Previous Four Quarters of Net Income)
Greater than 2.5%	No payout limitation
Less than or equal to 2.5% and greater than 1.875%	60%
Less than or equal to 1.875% and greater than 1.25%	40%
Less than or equal to 1.25% and greater than 0.625%	20%
Less than or equal to 0.625%	0%

Less than or equal to 0.625%	0%
The Federal Reserve expects bank holding companies to serve as a source of strength to their subsidiary bank(s), which may require them to retain capital for investment in their subsidiary bank(s), rather than pay dividends to shareholders. As stated previously, the Bank may not pay dividends to BayFirst, if, after paying those dividends, the bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Payment of dividends by the Bank may be restricted at any time at the discretion of its applicable regulatory authorities if they deem such dividends to constitute an unsafe and/or unsound banking practice.

Fiscal and Monetary Policies
The business and earnings of a bank may be significantly affected by the fiscal and monetary policies of the federal government and its agencies. Banks are particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are: (i) conducting open market operations in United States government securities; (ii) changing the discount rates of borrowings of depository institutions; (iii) imposing or changing reserve requirements against depository institutions’ deposits; and (iv) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve have a material effect on the earnings of banks.
Other Laws
State usury and credit laws limit the amount of interest and other charges collected or contracted by a bank on loans. Bank loans are subject to federal laws applicable to credit transactions, such as the:
•Federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;
•Community Reinvestment Act, which requires financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low and moderate-income borrowers;
•Home Mortgage Disclosure Act requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;
•Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibitive factors in extending credit;
•Real Estate Settlement Procedures Act, which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;
•Fair Credit Reporting Act governing the collection of consumer debts by collection agencies; and
•The rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws.
Bank operations are also subject to the:
•Gramm-Leach-Bliley Act of 1999, which contains privacy provisions that requires us to maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to our customers, and allow customers to “opt out” of having their financial service providers disclose their confidential financial information to nonaffiliated third parties, subject to certain exceptions;
•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of debit cards, automated teller machines, and other electronic banking services.
Anti-Money Laundering
Banks are subject to significant regulation and supervision relative to anti-money laundering:
•such regulation is broad and includes the extraterritorial jurisdiction of the United States;
•compliance and due diligence obligations are significant and may be costly;
•banks may be compelled to produce documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States; and
•banks enjoy a safe harbor from civil liability to customers for banks’ activities under anti-money laundering laws and regulation.
Treasury, in cooperation with the federal banking agencies, the SEC, the Commodity Futures Trading Commission, and the Department of Justice:
•requires customer identification and verification;

•imposes the money-laundering program requirement to the major financial services sectors, including insurance and unregistered investment companies, such as hedge funds; and
•facilitates and permits the sharing of information between law enforcement and financial institutions, as well as among financial institutions themselves.
Enforcement of the anti-money laundering laws and regulations is significant, on the part of both state and federal regulators.
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act has had a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the OCC, and the FDIC. The following items provide a brief description of certain key provisions of the Dodd-Frank Act that affect banks:
•Limitation on debit card transaction fees. The amount a provider can charge for debit card transaction fees, commonly referred to as interchange fees, is now limited to $0.21 plus 0.05% of the price of the transaction (plus $0.01, if the provider has certain fraud prevention standards in place).
•Mortgage loan origination and risk retention. Additional regulatory requirements have been put in place that may affect our operations and result in increased compliance costs. For example, new standards have been created for mortgage loan originations on all lenders, including banks and thrifts, in an effort to require steps to verify a borrower’s ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. These applicable rules generally require a sponsor of this type of transaction to retain an economic interest equal to at least 5% percent of the aggregate credit risk of the assets collateralizing an issuance.
•Expanded FDIC resolution authority. While insured depository institutions have long been subject to the FDIC’s resolution process, the Dodd-Frank Act created a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank and thrift holding companies and systemically significant nonbank financial companies.
•Consumer Financial Protection Bureau. A new independent CFPB was created within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers.
•Transactions with affiliates and insiders. The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions.”
•Enhanced lending limits. The Dodd-Frank Act strengthened the limits on a depository institution’s credit exposure to one borrower.
COVID-19 Pandemic
The federal bank regulatory agencies, along with their state counterparts, have issued a steady stream of guidance responding to the COVID-19 pandemic and have taken several unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the way they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews. Moreover, the Federal Reserve issued guidance encouraging banking institutions to utilize its Discount Window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC also has acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.
Reference is made to “Item 1A. Risk Factors — COVID-19 Risks” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Impact of COVID-19 Pandemic” for information on the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), PPP program and the Federal Reserve’s lending facilities and for discussions of the economic impact of the COVID-19 pandemic. In addition, information as to selected topics, such as the impact on capital requirements, dividend payments, reserves and CRA, is contained in the relevant sections of this Supervision and Regulation discussion provided below.
Future Legislation
Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. The latest example was the passing of the Dodd-Frank Act. Future legislation regarding financial institutions may change banking statutes and the operating environment of the Company in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company. The nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time
Available Information
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.firsthomebank.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.These documents are also available on the SEC’s website at www.sec.gov.
Item 1A. Risk Factors
Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control. The material risks and uncertainties that management believes affect the Company are described below. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment. Some statements in the following risk factors constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements” in Item 7 of this report.
Risk Factor Summary
Our business is subject to uncertainties and risks and our risk factors can be broadly summarized by the following:
•Our ability to grow the size and geographic scope of our loan generation, loan sale, and deposit gathering business, and the infrastructure needed to support it;
•Possible loan defaults, devaluation of collateral, adverse economic events, and competition;
•Interest rates and available sources of liquidity;
•Our ability to raise capital and the effects of doing so on our shareholders;
•The potential that we are subject to fraud, incorrect judgments, or other bad acts of third parties;
•Laws, regulations, rules, and standards to which we are subject and the government agencies with which we interact;
•Retention and development of our key executives and other employees;
•Dividend and other restrictions placed on us by our outstanding preferred stock, restrictions that may be imposed by future issuances of preferred stock, and our pledging of the stock in the Bank to secure a loan;
•Rapidly developing technology;
•Estimates used in certain valuations, including our ALLL; and

•Features of our stock, such as liquidity, dilution, the lack of preemptive rights, and the concentration of ownership among our insiders.
Risk Factors Related to Our Business
We may be unable to continue to produce the volume of loans necessary to support our SBA and other government guaranteed lending business.
Our business strategy places a significant emphasis on SBA and other government guaranteed lending. In order to successfully implement this strategy, we must originate and fund a substantial dollar amount of loans. To do so, we must identify qualified and interested borrowers and have sufficient capital and liquidity to support and fund such loans. If we are not successful in implementing this strategy, our income and results of operations may be adversely affected.
The Bank’s PPP loans carry litigation risk, possible undesirable interest rate impact, and possible credit risk.
Through our online banking platform, we received a significant amount of PPP loan applications. For reasons such as our inability to determine an applicant’s eligibility, our suspicion of fraud, or other negative application characteristics, we declined to make certain PPP loans. Some of those applicants may pursue claims against the Bank based on fair lending, unfair and deceptive trade practices, or other grounds. If the SBA declines forgiveness requests or dishonors its guarantees of our PPP loans for any reason, we may suffer loan losses. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.
In addition, PPP loans are fixed, low interest rate loans. If PPP borrowers fail to apply or qualify for loan forgiveness, the Bank faces a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. While the PPP loans are guaranteed by the SBA, various regulatory requirements will apply to the Bank’s ability to seek recourse under the guarantees, and related procedures are currently subject to uncertainty.
The Bank also has credit risk on PPP loans if a loan is not forgiven and the SBA determines that the Bank did not originate, close, or service a loan in accordance with legal standards. In the event the SBA dishonors its guarantee for one of those reasons, the Bank may be forced to hold the loan and may incur a loss if the borrower does not perform as agreed.
We depend on the sale of both the guaranteed and unguaranteed portions of our government guaranteed loans, but also face risks relating to the retained portions of unguaranteed loans.
Our strategy historically has been, and may continue to be, to sell both the guaranteed balances of SBA and other government guaranteed loans, as well as a percentage of the unguaranteed portions of such loans, within legally allowable limits. A material portion of our net income and profitability depended, and may continue to depend, on gains on sales of the guaranteed portions of the government guaranteed loans that we originate. We also from time to time pursue the sales of unguaranteed portions of such loans, which provide us with additional liquidity and capital capacity to permit us to make additional loans when needed. Our ability to sell both the guaranteed and unguaranteed portions of these loans is dependent upon our ability to identify purchasers with the demand and capacity to buy them, the attractiveness of the loans, our underwriting quality, and other factors. Our ability to continue to make new loans and hold them in our loan portfolio will be limited by our current capital and liquidity positions. To the extent we retain the unguaranteed portion of these loans in our portfolio, we may be required to make significant provisions to our ALLL.
Our loan origination processes present heightened opportunities for borrower or referral fraud.
The loans we originate through our technology partners and referral sources are obtained primarily through an online application process. We do not generally meet with the borrowers in person. Our referral sources also are involved in assisting the borrowers’ with completing their loan applications. Therefore, it is difficult for us to definitively ascertain or confirm a borrower’s identity, structure, creditworthiness, or veracity in completing the loan application process. If a borrower or a referral source intentionally, or unintentionally, provides us with incorrect information that we rely on in underwriting a loan, we could be subject to increased credit risk for that loan. Such increased risk could result in increased loan losses or heightened provisions to our ALLL, either of which would adversely affect our credit quality and net income. We may also become subject to heightened regulatory scrutiny for making loans to such borrowers and may be required to dedicate time and other resources to addressing regulatory concerns.
Our loan referral sources operate independently from us and may take actions for which we may be held responsible.
Our referral sources for SBA and other government guaranteed loans operate independently from us and have the initial interactions with many loan applicants and borrowers. As part of those interactions, our referral sources may take actions which violate laws, regulations, or our policies. These may include, among other things, charging impermissible fees, failing to provide or properly complete required documentation or disclosures, making false or misleading statements, or encouraging an applicant to make misrepresentations. In certain instances, the Bank may be held responsible by an applicant or a government agency for such actions. If that were to happen, the Bank may be required to pay restitution or fines, be subject to regulatory enforcement actions, or lose certain statuses with the SBA or other government agencies.
We heavily rely on technology partners and other referral sources in our SBA loan origination process.
As part of our SBA lending strategy, we use the services of technology partners and other referral sources. These arrangements allow us to originate loans throughout the U.S. via the internet. We do not have an exclusivity arrangement with any referral source. Therefore, we cannot be assured that we will be able to originate and close or maintain any specific level of SBA loans through such sources in the future. In addition, our technology partners are subject to online commerce risks generally, including hacking and use of the site by persons using fraudulent credentials. Should we not continue to generate a substantial volume of loan business through our use of referral sources, or if they experience operational interruptions, or direct loans to other lenders, our SBA lending may be materially reduced, which could reduce our net income and our asset growth.
Our operations are growing at a rapid pace and our training programs and operational protocols may lag behind our growth.
Our branch network and mortgage and SBA lending operations are expanding at a rapid pace. As a result, we may not be able to provide comprehensive or timely training to new staff or employees who are promoted.
We may also not develop appropriate operational protocols as quickly as we expand our products and services. If we fail to do so, our employees may not have a set of standards and expectations pursuant to which they perform their assigned duties. If we are not able to fully and promptly provide training to our employees, or develop appropriate protocols, our employees may be susceptible to mistakes, fail to recognize fraud or other weaknesses in our operations, or fail to recognize or mitigate other risks.
The COVID-19 pandemic may adversely impact our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets, and created labor shortages. In addition, the pandemic has resulted in closures of many businesses and the institution of social distancing requirements in many states and communities. As a result, the demand for our products and services may be significantly impacted, which could adversely affect the implementation of our growth strategy. Furthermore, the pandemic could cause the recognition of loan losses or other impairments in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more clients draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the investment securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
The effects of future widespread public health emergencies may negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.
Widespread health emergencies, such as the global COVID-19 pandemic, can disrupt our operations through their impact on our employees, clients and their businesses, and the communities in which we operate. Disruptions to our clients could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in a decline in local loan demand, loan originations and deposit availability and negatively impact the implementation of our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

Changes in economic and political conditions could adversely affect our earnings through declines in deposits, loan demand, the ability of our customers to repay loans and the value of the collateral securing our loans.
Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans. Recent political developments in Russia and Ukraine are likely to result in substantial changes in economic and political conditions for the U.S. and the remainder of the world. Disruptions in U.S. and global financial markets, and changes in oil production and supply in the Middle East and Russia, also affect the economy and stock prices in the U.S., which can affect our earnings capital, as well as the ability of our customers to repay loans.
A shutdown of the Federal government would likely result in us being temporarily unable to make SBA and other government guaranteed loans.
If the Federal government experiences a shutdown, it is likely that the SBA, and other agencies which guaranty the types of loans we make, will be unable to process those loans. As a result, our ability to make those loans would be delayed. During such a delay, it is possible that prospective borrowers could obtain financing from other sources or elect not to borrow. Any delay in closing these types of loans, or losing the opportunity to make them, could result in decreased fee and interest income and adversely affect our financial performance.
The continued development of our mortgage lending business will depend on our ability to attract and retain effective loan origination officers and other sources of mortgage loan referrals.
The mortgage lending business is highly dependent on being able to successfully originate a consistent volume of loans. The primary ways we do this is through the personal sales efforts of our mortgage lending officers and our development of loan referral sources, such as real estate brokers. If we are unable to attract and retain a productive team of such officers or develop an effective network of referral sources, we will likely be unable to generate a volume of mortgage loans to produce sufficient revenue for this line of business to be profitable. If we cannot operate this line of business in a profitable manner, we will likely incur significant losses due to expenses associated with establishing the line of business.
Changes in the laws or regulations governing our SBA and other government guaranteed lending activities and our mortgage lending business may adversely affect our ability to operate them profitably.
Our SBA and other government lending programs and our mortgage lending activities are subject to laws and regulations administered by government agencies such as the SBA, the United States Department of Housing and Urban Development, and the United States Department of Agriculture. If any of these laws or regulations change, or the policies and practices of these agencies change, such changes may impact our ability to offer such products in a profitable manner, or at all. If we are unable to profitably offer these products, our net income will likely decrease and our financial condition and performance will likely deteriorate.
We may not be able to retain or grow our core deposit base, which could adversely impact our funding costs.
We rely on client deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to retain and grow our core deposit base. Our retention and acquisition of customer deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, client perceptions of our financial health and general reputation, or a loss of confidence by clients in us or the banking sector generally. Such factors could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current client deposits or attract additional deposits. Additionally, any such loss of funds could result in lower loan originations, which could have a material adverse effect on our business, financial condition and results of operations.
We have expanded into new markets with which we have less familiarity with than our historic markets.
We currently operate residential mortgage loan production offices in a number of states. We intend to continue to expand the geographic scope of our loan origination efforts when we identify attractive opportunities. Our senior management and Board of Directors have less familiarity with these markets than they do with our Florida markets. We are dependent on the expertise and actions of the bankers we have hired in those markets for us to be successful there. We are also subject to risks associated with home values and the economic conditions in those markets. If our bankers are not effective at implementing our business strategy, leave the Bank, or are otherwise not successful, or if economic conditions and home values deteriorate, we will likely incur losses as a result of expansion into their markets.
We are dependent on our management team and any of their departure, or subsequent employment with a competitor could adversely affect our operations.
Our growth and development are particularly dependent upon the personal efforts and abilities of our executive officers and other qualified personnel. The loss or unavailability of such officers or employees could have a material adverse effect on our operations and prospects. Such adverse effect may be magnified if any such officer or employee were to become employed with a competitor of ours.
We have pledged the outstanding shares of the Bank to secure a loan, and if we cannot repay the loan when due, the lender may foreclose on the loan and take ownership of the Bank.
We have pledged 100% of the outstanding shares of the Bank’s capital stock to secure a term loan with another financial institution with a balance of $3.30 million as of December 31, 2021. If we do not have cash available at BayFirst or we are unable to fund dividends from the Bank to BayFirst, we may not be able to make principal or interest payments due on the loan. If we cannot repay or refinance the loan on or prior to maturity, the lender may foreclose on the pledged stock and take ownership of the Bank. In which case, we may not have any source of revenue and it would be unlikely that we would continue to operate. The loan currently matures on March 10, 2029.
We engage in transactions with our directors and their related interests, which creates the potential for conflicts of interest.
We lease the office and branch space at our headquarters from a corporation of which our director George Apostolou is an officer and director. In addition, directors Mark S. Berset and Derek S. Berset are owners of an insurance agency from which the Bank purchases insurance. From time to time the Bank makes loans to, and accepts deposits from, officers and directors and their affiliates. Further, from time to time, in the ordinary course of business, the Company has entered into transactions with certain members of its Board of Directors for various professional services.
Such insider transactions present reputational and corporate governance risks to BayFirst and the Bank. Insider transactions often draw the scrutiny of regulators and shareholders. If they were to identify terms of the transactions, or aspects of the process through which we entered into them, that they deemed to be inappropriately unfavorable to BayFirst or the Bank, such regulators or shareholders might take enforcement or legal action against us. Similarly, insider transactions may present an opportunity for taking advantage of BayFirst or the Bank. If any such events were to occur, BayFirst and the Bank may incur expenses or become engaged in time consuming enforcement or legal processes that could negatively affect our performance.
We may not be able to collect on the guarantees of our SBA or other government guaranteed loans if borrowers default.
In order to collect on their guarantees, we must strictly comply with the standards set by the SBA or other government agencies. If our government guaranteed loans or our servicing and administration of them do not comply with such standards, we may not be able to collect on their guarantees in the event of default. In such case, our asset quality, earnings, and growth prospects could be adversely affected.
Our Internet-based systems and online commerce activities are subject to security threats that could adversely affect our business.
Third party, or internal, systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. Our operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access, and other unforeseen events. Undiscovered data corruption could render our customer information inaccurate. These events may obstruct our ability to provide services, underwrite loans, and process transactions. Any such incident could put confidential customer information at risk, which may result in significant liability to us, subject us to additional regulatory scrutiny, damage our reputation, result in a loss of customers, cause us to incur significant expense to remediate any damage and inhibit current and potential customers from using our online banking services, any or all of which could have a material adverse effect on our results of operations and financial condition.
A failure or breach, including cyberattacks, of our computer systems or other technologies could disrupt our business, result in the disclosure of confidential information, and create significant financial and legal exposure.

There is no assurance that our computer systems and other technologies will provide absolute security. In the case of a failure or breach of such systems, their functionality may be disabled. In addition, the confidentiality and integrity of our and our client’s information may be compromised. Further, to access our products and services, our clients may use computers and mobile devices that are beyond our security systems. Breaches in the security of their or our websites or other systems may be subject to attacks intended to obtain unauthorized access to confidential information, destroy data, or disable or sabotage services, often through the introduction of computer viruses or malware, cyberattacks, and other means.
Furthermore, the methods of cyberattacks change frequently and may not be recognized until or after launch. Therefore, we may not be able to anticipate or implement effective preventive measures against all possible security breaches. Any successful cyberattack or other security breach may result in the misappropriation, loss, or other unauthorized disclosure of confidential customer information. Such an event may also compromise our ability to function and could severely damage our reputation, erode confidence in the security of our systems, products, and services, expose us to the risk of litigation and liability, and disrupt our operations. Any successful cyberattack may subject us to regulatory investigations, litigation or enforcement, or require the payment of regulatory penalties or require us to undertake costly remediation efforts. All or any of these could adversely affect our business, financial condition, or results of operations and damage our reputation.
The valuation of our SBA and USDA related servicing rights is based on estimates and subject to fluctuation based on market conditions and other factors that are beyond our control.
The fair value of our SBA and USDA servicing rights is estimated by a third party based upon projections of expected future cash flows generated by the loans we service, historical prepayment rates, future prepayment estimates, portfolio characteristics, interest rates based on interest rate yield curves, volatility, market demand for servicing rights, and other factors. While this evaluation process uses historical and other objective information, the valuation of our servicing rights is ultimately an estimate based on our experience, judgment, and expectations regarding our servicing portfolio and the broader market. This is an inherently uncertain process and the value of our servicing rights may be adversely impacted by factors that are beyond our control, which may in turn cause us to record valuation allowances which could have a material adverse effect on our business, results of operations, and financial condition.
Changes in business and economic conditions, in particular those of the Florida markets in which we operate, could lead to lower asset quality and decreased earnings.
Unlike larger national or regional banks that are more geographically diversified, our business and earnings are closely tied to general business and economic conditions in our market area. The local economy is heavily influenced by tourism, real estate, and other service-based industries. Factors that could affect the local economy include declines in tourism, higher energy costs, reduced consumer or corporate spending, natural disasters or adverse weather and a significant decline in real estate values. A sustained economic downturn could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenue and lower earnings.
Our credit quality may be less favorable than reported because of loan payment deferrals and certain loan payments made by the SBA.
The majority of our loan portfolio consists of SBA loans, most of which received from the SBA principal and interest payments under the CARES Act during 2020 and have received from the SBA at least three months of payments in 2021. In addition, we have granted many borrowers payment deferrals and may continue to do so. Because of these actions, our asset quality trends may appear more favorable than they otherwise would without such payments or deferrals. If our borrowers are unable to make their loan payments after the expiration of the SBA’s payment support or our deferrals, we may experience loan defaults or other deterioration in our credit quality. This may result in higher provisions to our loan loss reserve or loan defaults. Such events could lead to lower earnings or losses.
Most expansion activities require approval of our regulators, which we may not be able to obtain, or that may impose conditions that we find to be unacceptable.
Branch openings, and other expansion activities, generally require the approval of our regulators. We may not be able to obtain such approvals if our regulators do not believe we are financially or managerially strong enough to integrate or manage such activities. In addition, our regulators consider our capital, liquidity, profitability, regulatory compliance, including with the Community Reinvestment Act and the Bank Secrecy Act, and levels of goodwill and intangibles when considering acquisition and expansion proposals. Our regulators may also impose conditions in approvals that we find to be unacceptable, prohibitive, or otherwise undesirable. In any of those instances, we may be unable or unwilling to consummate a transaction or undertake an expansionary activity.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties and have negative effects on our business.
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose obligations and nondiscriminatory lending requirements on financial institutions. The banking regulators and the U.S. Department of Justice are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on branch expansion, merger and acquisition activity, and restrictions on entering new business lines. Private parties may also have the ability to challenge our performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
We may be required to make increases in our ALLL and to charge off loans in the future, which could adversely affect our results of operations.
The determination of the appropriate level of the ALLL involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks, which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors within and outside of our control, may require an increase in the ALLL. In addition, our regulators periodically review our ALLL and may request an increase in the provision for loan losses or the recognition of loan charge-offs, based on judgments different than those of management. Furthermore, the Financial Accounting Standards Board has issued a current expected credit loss rule, which will change our accounting for losses by requiring us to record, at the time of origination, credit losses expected throughout the life of loans, held-to-maturity investment securities, and certain other assets and off-balance sheet credit exposures as opposed to the current practice of recording losses when it is probable that a loss event has occurred. We expect this new standard to be implemented on January 1, 2023, when we will recognize a one-time adjustment to the allowance. We have not yet determined the magnitude of such adjustment or the overall impact on financial results. Also, if charge-offs in future periods exceed the allowance, we will need additional provisions to increase the allowance, which would result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.
If real estate values in our markets decline, we could experience losses upon foreclosure of the loan or sale of the real estate.
A material portion of our loan portfolio consists of mortgages secured by real estate located in Pinellas, Hillsborough, Manatee, and Sarasota Counties, Florida. Real estate values in our market may decline due to changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. If real estate values decline in our market, the value of the real estate collateral securing our loans will likely be reduced. Any reduction in the value of the collateral securing our loans could reduce the amount of money we could realize on the sale of any collateral and thereby adversely affect our financial performance.
Hurricanes or other adverse weather events, as well as climate change, could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business and results of operations.
Our market areas in Florida are susceptible to hurricanes, tropical storms, and related flooding and wind damage. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where we operate. Such weather events could result in a decline in loan originations, a decline in the value, or destruction of properties securing our loans and an increase in delinquencies, foreclosures, or loan losses. Our business and results of operations may be adversely affected by these and other negative effects of future hurricanes, tropical storms, related flooding and wind damage and other similar weather events. Climate change may be increasing the severity and frequency of adverse weather conditions, making the impact from these types of natural disasters on us or customers worse.
Further, concerns over the long-term impacts of climate change have led and may continue to lead to governmental efforts around the world to mitigate those impacts. Investors, consumers, and businesses also may change their behavior on their own as a result of these concerns. The State of Florida could be disproportionately impacted by long-term climate changes. We and our customers may face cost increases, asset value reductions, and changes in demand for products and services resulting from new laws, regulations, and changing consumer and investor preferences regarding responses to climate change.

Our loan portfolio includes a material amount of commercial real estate and commercial and industrial loans.
The credit risk associated with commercial real estate loans and C&I loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on the demand for C&I products and services and income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Repayment of commercial real estate and C&I loans in some cases is dependent upon the successful operation of the related business or the development or sale of the related real estate. If the actual or potential cash flow from a business or property is reduced, the borrower’s ability to repay the loan may be impaired. As a result, repayment of these loans may, to a greater extent than other types of loans, be subject to adverse conditions in the real estate market or economy. In addition, if the Bank forecloses on the collateral securing C&I loans, the potential market for selling such collateral may be limited to persons already engaged in a similar business. That may result in the Bank recovering an amount for such collateral less than the amount of the loan or taking an extended time to liquidate such collateral.
Our use of appraisals in deciding whether to make a loan secured by real property or how to value the loan in the future may not accurately describe the net value of the collateral that we can realize.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may fluctuate over relatively short periods of time, especially in times of heightened economic uncertainty, this estimate might not accurately describe the net value of the collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, we rely on appraisals and other valuations to establish the value of foreclosed real estate and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our foreclosed upon real estate, and our ALLL may not accurately reflect loan impairments. Inaccurate valuations of properties could materially adversely affect our business, results of operations and financial condition.
We operate in a highly competitive industry and market area.
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than we do. Such competitors primarily include Internet banks and national, regional and community banks within the various markets we serve. We also face competition from many other types of financial institutions, including, without limitation, savings and loan institutions, credit unions, mortgage companies, other finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, as well as continued consolidation. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Our success depends on our ability to compete successfully in our market area, and there is no guarantee that we will be able to do so.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. Actions by the Federal Home Loan Bank of Atlanta or the Board of Governors of the Federal Reserve System may reduce our borrowing capacity. Additionally, we may not be able to attract deposits at competitive rates. Our inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of investment securities or loans, and other sources could negatively affect our liquidity or result in increased funding costs. Liquidity may also be adversely impacted by bank supervisory and regulatory authorities mandating changes in the composition of our balance sheet to asset classes that are less liquid.
Changes in interest rates affect our profitability and assets.
Our profitability depends to a large extent on the Bank’s net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and expenses on interest-bearing liabilities, such as deposits and borrowings. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control including inflation, economic recession, unemployment, money supply, domestic and international events, and changes in the United States and other financial markets.
At December 31, 2021, our one-year interest rate sensitivity position was asset sensitive, such that a gradual increase in interest rates during the next twelve months would have a positive impact on our net interest income. Our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and changes in the relationships between long-term and short-term market interest rates. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining; or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising. In addition, the mix of assets and liabilities could change as varying levels of market interest rates might present our customer base with more attractive options.
We face additional risks due to our increased mortgage banking activities that could negatively impact our net income and profitability.
We sell a substantial portion of the mortgage loans that we originate. The sale of these loans generates noninterest income and can be a source of liquidity for the Bank. Disruption in the secondary market for residential mortgage loans could result in our inability to sell mortgage loans, which could negatively impact our liquidity position and earnings. In addition, declines in real estate values or increases in interest rates could reduce the potential for robust mortgage originations, which also could negatively impact our earnings. As we do sell mortgage loans, we also face the risk that such loans may have been made in breach of our representations and warranties to the buyers, and we could be forced to repurchase such loans or pay other damages.
We may face risks with respect to future expansion.
We may consider and enter into new lines of business or offer new products or services. We may acquire all or parts of other institutions and we may engage in additional de novo branch expansion. Expansion involves a number of risks, including the costs associated with identifying and evaluating potential acquisitions and merger partners, inaccurate estimates and judgments regarding credit, operations, management and market risks of the target institution, our ability to finance expansion and possible dilution to our existing shareholders, the diversion of our management’s attention to the negotiation of a transaction, the integration of the operations and personnel of combining businesses, and the possibility of unknown or contingent liabilities.
We may need additional capital in the future, but such capital may not be available when needed.
We may need to obtain additional debt or equity financing to fund future growth and meet our capital needs. We cannot guarantee that such financing will be available to us on acceptable terms or at all. If our financial performance is unsatisfactory or if negative economic events or disruptions in the capital markets occur, it may not be possible for us to find sources of sufficient capital for our business operations. If we are unable to obtain future financing, we may not have the resources available to fund our planned growth.
We are subject to government regulation and monetary policy that could constrain our growth and profitability.
We are subject to extensive federal government supervision and regulations that impose substantial limitations with respect to lending activities, purchases of investment securities, the payment of dividends, and many other aspects of our business. Many of these regulations are intended to protect depositors, the public, and the FDIC, but not our shareholders. The banking industry is heavily regulated. We are subject to examinations, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities. Banking regulations are primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies. Federal economic and monetary policy may also affect our ability to attract deposits, make loans, and achieve our planned operating results.
Legislation and regulatory proposals enacted in response to market and economic conditions may materially adversely affect our business and results of operations.
Changes in the laws, regulations, and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for our competitors. For example, the Dodd-Frank Act in particular represented a significant overhaul of many aspects of the regulation of the financial services industry, some of which have yet to be implemented. In addition, because regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal or state regulation of financial institutions may change in the future and impact our operations. Recent and forthcoming changes to banking regulations may impact the profitability of our business activities, require changes to some of our business practices, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. It may also require us to hold higher levels of regulatory capital and/or liquidity and it may cause us to adjust our business strategy and limit our future business opportunities. We cannot predict the effects of future legislation and new or revised regulations on us, our competitors, or on the financial markets and economy, although they may significantly increase costs and impede the efficiency of our internal business processes.
Technological changes, including online and mobile banking, have the potential of disrupting our business model, and we may have fewer resources than many competitors to invest in technological improvements.
The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services, including mobile and online banking services. Changes in customer behaviors have increased the need to offer these options to our customers. In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to invest in and use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services in a timely manner in response to changes in customer behaviors, thus adversely impacting our operations. Many of our competitors have substantially greater resources to invest in technological improvements and banking regulators may permit emerging technology companies to engage in activities previously reserved to traditional commercial banks. Such competition could adversely affect our performance and results of operations.
Changes in accounting standards may affect our performance.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and statements of operations. Future changes in financial accounting and reporting standards could require us to apply a new or revised standard retroactively, which could result in a material adverse effect on our financial condition or could even require us to restate prior period financial statements.
We face risks related to our operational, technological, and organizational infrastructure.
Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while we expand. Similar to other financial institutions, our operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons, and exposure to external events. We are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems, which we use both to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems.
Risks Related to Our Securities
A vibrant public trading market for our common stock has not and may not develop, which may hinder your ability to sell the common stock and may lower the market price of the stock.
Our common stock is quoted and traded on Nasdaq under the symbol “BAFN.” However, we do not expect a substantially liquid market for our common stock to develop for an uncertain period of time, if at all. Accordingly, investors should consider the potential illiquid and long-term nature of an investment in our common stock. You may, therefore, be required to bear the risks of this investment for an indefinite period of time.
Shareholders may face dilution resulting from the issuance of common stock in the future.
We may issue common stock without shareholder approval, up to the number of authorized shares set forth in our Articles of Incorporation. Our Board may determine, from time to time, a need to obtain additional capital through the issuance of additional shares of common stock or other securities. There can be no assurance that such shares will be issued at prices or on terms better than or equal to historical prices or terms. The issuance of any additional shares of common stock by us in the future may result in a reduction of the book value or market price, if any, of the then-outstanding common stock.

Issuance of additional shares of common stock will reduce the proportionate ownership and voting power of our existing shareholders.
The price of our common stock could be volatile.
The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things: variations in our quarterly results of operations; recommendations by securities analysts; performance of other companies that investors deem comparable to us; economic factors unrelated to our performance; general market conditions; and changes in government regulations. In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition, or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.
An investment in our common stock is not an insured deposit.
An investment in our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC. Investment in our common stock is inherently risky for the reasons described herein, and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.
Owning our stock will not give you the right to participate in any future offerings of our capital stock and your ownership could be diluted.
As a shareholder, you are not automatically entitled to purchase additional shares of common stock in future issuances of our common stock; therefore, you may not be able to maintain your current percentage of ownership in BayFirst. If we decide to issue additional shares of common stock or conduct an additional offering of stock, your ownership in BayFirst could be diluted and your potential share of future profits may be reduced.
Management has broad discretion concerning the use of our capital.
We use our capital to maintain liquidity and to continue to support the growth of the Bank. This growth may include the opening of branch offices, increasing the size and volume of loans, or other such activities that may require additional capital. Capital may also be used to service our outstanding debt. Our management may determine that it is in the best interest of the Company or the Bank to apply our capital in a manner that is inconsistent with a shareholder’s wishes. Failure to use such funds effectively might harm your investment.
If equity research analysts do not publish research or reports about our business, or if they do publish such reports but issue unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline.
The trading market for our common stock could be affected by whether and to what extent equity research analysts publish research or reports about us and our business. We cannot predict at this time whether any research analysts will cover us and our common stock or whether they will publish research and reports on us. The price of our stock could decline if one or more securities analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us. If any of the analysts who elect to cover us downgrade their recommendation with respect to our common stock, our stock price could decline rapidly. If any of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our common stock price or trading volume to decline and our common stock to be less liquid.
Our Board of Directors owns a significant percentage of our shares and will be able to make decisions to which you may be opposed.
As of December 31, 2021, BayFirst’s directors and named executive officers as a group owned approximately 17.41% of our outstanding common stock. In addition, the directors and named executive officers have stock options and warrants to acquire shares of common stock, which, if fully exercised within sixty days of December 31, 2021, would have resulted in them owning approximately 21.35% of our outstanding common stock. Our directors and executive officers are expected to exert a significant influence on the election of Board members and on the direction of the Company. This influence could negatively affect the price of our shares or be inconsistent with other shareholders’ desires.
We have outstanding preferred stock and our Board may authorize the issuance of additional series of preferred stock.
We have 1,000,000 shares of authorized preferred stock, no par value. Of those, 10,000 shares have been designated as Series A Preferred Stock, of which 6,395 shares were outstanding as of December 31, 2021, with a $1,000 liquidation preference and a 9% (subject to increase to 11% if we have not redeemed the shares by the tenth anniversary of their issuance) per annum quarterly dividend. We also have 20,000 authorized shares of Series B Convertible Preferred Stock, of which 3,210 shares were outstanding as of December 31, 2021, with a $1,000 liquidation preference and an 8% per annum dividend (subject to increase to 9% if we have not redeemed the shares by the tenth anniversary of their issuance), which is otherwise on a parity with our Series A Preferred Stock as to priority of dividends and liquidation preference. Additionally, our Articles of Incorporation provide that our Board of Directors may authorize additional series of preferred stock without shareholder approval. Accordingly, the issuance of new shares of preferred stock may adversely affect the rights of the holders of shares of our common stock.
BayFirst has outstanding debt and either BayFirst or the Bank may incur additional debt.
BayFirst has outstanding debt and either BayFirst or the Bank may incur additional debt. At December 31, 2021, BayFirst had a $3.30 million term loan and $5.99 million in subordinated debt. BayFirst’s obligation to make payments on its debt will reduce the amount of cash available to BayFirst to pay dividends on its common stock. Either or both of BayFirst or the Bank may issue additional debt. Payments due on such debt will further reduce the amount of money available to BayFirst to pay dividends on its common stock.
We are restricted by law and government policy in our ability to pay dividends to our shareholders.
Holders of shares of our capital stock are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have recently declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Furthermore, the terms of our subordinated debt and the preferred stock will prohibit us from declaring or paying any dividends on any junior series of our capital stock, including our common stock, or from repurchasing, redeeming or acquiring such junior stock, unless we have declared and paid full dividends on our outstanding preferred stock for the most recently completed dividend period. The holders of our outstanding Series A Preferred Stock are entitled to receive quarterly cash dividends at 9% per annum (subject to increase to 11% if we have not redeemed the shares by the tenth anniversary of their issuance) and the holders of our Series B Convertible Preferred Stock are entitled to receive quarterly cash dividends at 8% per annum (subject to increase to 9% if we have not redeemed the shares by the tenth anniversary of their issuance). Additionally, our Articles of Incorporation provide that our Board of Directors may authorize and issue additional series of preferred stock without shareholder approval. Any preferred shares issued in the future may further restrict our ability to declare or pay dividends on any junior stock, including the common stock.
We are also subject to state and federal statutory and regulatory limitations on our ability to pay dividends on our capital stock. For example, it is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition. Moreover, the Federal Reserve will closely scrutinize any dividend payout ratio exceeding 30% of after-tax net income. You should not purchase common stock if you will need or expect an investment that pays dividends.
We are an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. These include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an emerging growth company, which could be as long as five full fiscal years following the initial listing of our common stock on Nasdaq. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have not opted out of such extended transition period. This means that when a standard is issued or revised and it has different application dates for public business entities or non-public business entities we, as an emerging growth company, can adopt the new or revised standard at the time non-public entities do so. This may make our financial statements not comparable with those of public companies which are neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period because of the potential differences in accounting standards used.
We are a smaller reporting company and are exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.
We are a smaller reporting company, as defined under the Exchange Act, and may continue to be so after we no longer qualify as an emerging growth company. As a smaller reporting company, we will: (i) not be required and may not include a Compensation Discussion and Analysis section in our proxy statements, (ii) provide only two years of financial statements; and (iii) not need to provide a table of selected financial data. We also will have other scaled disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
Certain provisions of Florida and federal law may discourage or prevent a takeover of BayFirst and result in a lower market price for our common stock.
Florida and federal law contain anti-takeover provisions that apply to us. These provisions could discourage potential buyers from seeking to acquire us in the future, even if the proposed transaction would allow shareholders to realize a premium for their shares and even if a majority of our shareholders wish to participate in such a transaction. As a result, these provisions could also adversely affect the market price of our common stock.
Our fractional shares may be difficult to sell and you may be required to indefinitely hold a fractional share.
We have issued, and may continue to issue, fractional shares of our common stock. Although the owner of a fractional share will have all the rights of a shareholder, it may be difficult to sell a fractional share of BayFirst common stock. Established trading markets and exchanges, such as Nasdaq, do not permit the trading of fractional shares. Certain brokers do facilitate the trading of fractional shares, but we can offer no assurances as to whether any specific broker does. If you want to sell a fractional share and cannot identify a broker to facilitate such a trade, you will have to hold that fractional share until you identify a private buyer for it. If you cannot locate a private buyer, you will have to hold that fractional share indefinitely.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table contains information concerning the current and intended locations of our full-service banking centers. We also operate 23 residential mortgage loan production offices.

Location	Use	Own or Lease	Year First Operated
700 Central Avenue St. Petersburg, FL 33701	Corporate and Bank Headquarters	Lease	2017
9190 Seminole Boulevard Seminole, FL 33772	Banking Center	Own	1999
5250 Park Boulevard Pinellas Park, FL 33781	Banking Center	Own	2006
2520 Countryside Boulevard Clearwater, FL 33763	Banking Center	Own	2018
2033 Main Street, Suite 101 Sarasota, FL 34237	Banking Center	Lease	2018
3015 West Columbus Drive Tampa, FL 33607	Banking Center	Own	2020
401 N. Indian Rocks Road Belleair Bluffs, FL 33770	Banking Center	Own	2021
In addition, we have acquired, the following properties to be used as full-service banking centers.

Location	Ownership Status	Year Acquired
2075 S. Tamiami Trail Sarasota, FL 34239	Own	2019
2102 59th Street West Bradenton, FL 34209	Own	2021
16002 N. Dale Mabry Highway Tampa, FL 33618	Own	2021
5600 Bee Ridge Road Sarasota, FL 34233	Own	2021
8704 SR 70 East Bradenton, FL 34202	Own	2021
Item 3. Legal Proceedings
In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits, none of which we expect to have a material effect on the Company. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security, anti-money laundering and anti-terrorism), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or to which our property is the subject.
Item 4. Mine Safety Disclosures
Not applicable.

Part II - Other Information
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on the Nasdaq under the symbol “BAFN” on November 30, 2021. Prior to that, our common stock was traded on the OTC Markets Group Inc. (OTCQX) under the symbol “FHBI”.
Shareholders
As of March 2, 2022, the Company had 801 common stock shareholders of record and approximately 309 beneficial holders.
Unregistered Sales of Equity Securities
Since January 1, 2019, we sold the following unregistered securities:
Common Stock

Date	Number of Shares		Proceeds	Sales Agent	Commissions	Class of Purchaser	Exemption Claimed
2019	293,446	(1)	$4,533,428	Skyway Capital Markets, LLC	$133,482	Accredited investors and QIBs	Rule 506(b) and Section 4(a)(2)
2021	35,426		700,783	-	—	Accredited investors and QIBs	Rule 506(b) and Section 4(a)(2)
2019- 2021	45,085		728,900	None	—	DRIP Participants	Section 3(a)(11)
2019- 2021	43,299		748,253	None	—	NSPP Participants	Rule 701
2019- 2021	6,339		106,698	None	—	ESOP Participants	Rule 701
2021	52,034		—	None	—	Accredited investors and QIBs converting outstanding preferred securities	Rule 506(b) and Section 4(a)(2)
(1) Warrants to purchase 43,044 shares of common stock were issued with certain shares for no additional consideration.
Series A Preferred Stock

Date	Number of Shares	Proceeds	Sales Agent	Commissions	Class of Purchaser	Exemption Claimed
2019	4,760	$4,760,000	Skyway Capital Markets, LLC	$167,750	Accredited Investors and QIBs	Rule 506(b) and Section 4(a)2
Series B Convertible Preferred Stock

Date	Number of Shares	Proceeds	Sales Agent	Commissions	Class of Purchaser	Exemption Claimed
2020	6,760	$6,760,000	Skyway Capital Markets, LLC	$130,350	Accredited Investors and QIBs	Rule 506(b) and Section 4(a)2
2021	740	$740,000	Skyway Capital Markets, LLC	$12,000	Accredited Investors and QIBs	Rule 506(b) and Section 4(a)2
Issuer Purchases of Equity Securities
Share Buyback Program. On January 26, 2021, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to $100,000 per calendar quarter of the company’s issued and outstanding common stock.
On November 30, 2021, the Company announced that its Board of Directors amended its stock repurchase program to allow the Company to repurchase up to $450,000 of the Company’s issued and outstanding common stock per quarter. The Board of Directors initially authorized the program on January 26, 2021 for the repurchase of up to $100,000 per quarter and amended the program on September 9, 2021 to increase the quarterly purchase limit to $400,000. The changes to the program were implemented immediately and will continue until the earlier of the date an aggregate of $1,000,000 of common stock has been repurchased, with no more than $450,000 being bought back in one quarter, or October 1, 2022, or termination of the program by the Board of Directors. All common shares repurchased in the program will be retired and held as unissued shares available for use and reissuance for purposes as and when determined by the Board.
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended December 31, 2021.

Period	Number of Shares (1)	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
October 1-31, 2021	—	$—	—	$1,000,000
November 1-30, 2021	—	—	—	1,000,000
December 1-31, 2021	1,694	23.18	1,694	960,733
Total	1,694	$23.18	1,694
(1) Reflects the repurchase of shares on Nasdaq, and their subsequent retirement, pursuant to the repurchase program.
Item 6. {Reserved}

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the fiscal years ended December 31, 2021 and 2020, and financial condition as of December 31, 2021 and 2020. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes.
In addition to the historical information contained herein, this Form 10-K includes "forward-looking statements" within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including its effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; the ability of the Company to implement its strategy and expand its lending operations; changes in interest rates and other general economic, business and political conditions, including changes in the financial markets; changes in business plans as circumstances warrant; risks related to mergers and acquisitions; changes in benchmark interest rates used to price loans and deposits, including changes in tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "will," "propose," "may," "plan," "seek," "expect," "intend," "estimate," "anticipate," "believe," "continue," or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.

	As of and for the Year Ended
(Dollars in thousands, except per share data)	12/31/2021	12/31/2020	12/31/2019
Income Statement Data:
Net interest income	$40,243	$33,452	$17,434
Provision for loan losses	(3,500)	16,900	8,869
Noninterest income	117,577	97,695	53,124
Noninterest expense	128,842	98,469	55,392
Income tax expense	7,860	3,075	1,813
Net income	24,618	12,703	4,484
Preferred stock dividends	1,005	863	463
Net income available to common shareholders	$23,613	$11,840	$4,021
Balance Sheet Data:
Average loans held for investment, excluding PPP loans	421,936	364,159	325,491
Average total assets	1,294,287	1,198,023	451,509
Average common shareholders’ equity	72,955	46,421	34,766
Total loans held for investment	583,948	1,228,322	313,934
Total loans held for investment, excluding PPP loans	504,525	402,520	313,934
Total loans held for investment, excl gov’t gtd loan balances	323,363	283,060	245,145
Allowance for loan losses	13,452	21,162	10,742
Total assets	917,095	1,544,691	531,240
Common shareholders’ equity	86,685	55,914	43,437
Per Share Data: (1)
Basic earnings per common share	$6.21	$3.45	$1.27
Diluted earnings per common share	$5.74	$3.01	$1.27
Dividends per common share	$0.277	$0.268	$0.268
Book value per common share	$21.77	$16.04	$12.80
Tangible book value per common share (2)	$21.75	$16.02	$12.77
Performance Ratios:
Return on average assets	1.90%	1.06%	0.99%
Return on average common equity	32.37%	25.51%	10.55%
Net interest margin	3.23%	2.88%	4.08%
Dividend payout ratio	4.46%	7.20%	21.05%
Asset Quality Data:
Net charge-offs	$4,210	$6,480	$4,687
Net charge-offs/avg loans held for investment excl PPP	1.00%	1.78%	1.44%
Nonperforming loans	$11,909	$9,586	$8,424
Nonperforming loans (excluding gov't gtd balance)	$3,967	$3,327	$4,437
Nonperforming loans/total loans held for investment	2.04%	0.78%	2.68%
Nonperforming loans (excl gov’t gtd balance)/total loans held for investment	0.68%	0.27%	1.41%
ALLL/Total loans held for investment	2.30%	1.72%	3.42%
ALLL/Total loans held for investment, excl PPP loans	2.67%	5.26%	3.42%
Other Data:
Full-time equivalent employees	637	596	423
Banking center offices	7	6	5
Loan production offices	23	29	21
(1) Adjusted for the three-for-two stock split, effective May 10, 2021.
(2) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below for a reconciliation to most comparable GAAP equivalent.

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
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share
	As of
(Dollars in thousands, except per share data)	December 31, 2021	December 31, 2020	December 31, 2019
Total shareholders’ equity	$96,290	$71,069	$51,332
Less: Preferred stock liquidation preference	(9,605)	(15,155)	(7,895)
Total equity available to common shareholders	86,685	55,914	43,437
Less: Goodwill	(100)	(100)	(100)
Tangible common shareholders' equity	$86,585	$55,814	$43,337

Common shares outstanding	3,981,117	3,485,018	3,393,788
Tangible book value per common share	$21.75	$16.02	$12.77
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
Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At December 31, 2021, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing our consolidated financial statements were the policies related to the allowance for loan losses, and fair value measurement of SBA servicing rights and residential loans held for sale and residential derivatives, which are discussed more fully below.
Allowance for Loan Losses
The allowance for loan losses is calculated with the objective of maintaining a reserve sufficient to absorb estimated probable losses. Management's determination of the appropriateness of the allowance is based on periodic evaluations of the loan portfolio, lending-related commitments, and other relevant factors. This evaluation is inherently subjective as it requires numerous estimates, including the loss content for internal risk ratings, collateral values, and the amounts and timing of expected future cash flows. In addition, management may include qualitative adjustments intended to capture the impact of other uncertainties in the lending environment such as underwriting standards, current economic and political conditions, and other factors affecting the credit quality. Changes to one or more of the estimates used could result in a different estimated allowance for loan losses.
Fair Value Measurements
Mortgage derivatives, loans held for sale, investments, and certain other loans are recorded at fair value on a recurring basis. Additionally, from time to time, other assets and liabilities may be recorded at fair value on a nonrecurring basis, such as impaired loans, other real estate, SBA servicing rights, and certain other assets and liabilities. Fair value is an estimate of the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date and is based on the assumptions market participants would use when pricing an asset or liability. Fair value measurement and disclosure guidance establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3 and reflect estimates of assumptions market participants would use in pricing the asset or liability.
Changes in these estimates that are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, could have a material impact on the Company’s financial position or results of operation.
Further, the Company is an emerging growth company. The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected to take advantage of this extended transition period. This means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies do so. This may make the Company’s financial statements not comparable with those of public companies which are neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period because of the potential differences in accounting standards used.
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
Recent Developments
Application to Convert to a National Bank. On January 3, 2022, BayFirst Financial Corp.’s operating subsidiary, First Home Bank submitted an application to the Office of the Comptroller of the Currency to convert to a national banking association under the name BayFirst National Bank.
First Quarter Common Stock Dividend. On January 27, 2022, BayFirst’s Board of Directors declared a first quarter 2022 cash dividend of $0.08 per common share. The dividend was paid on March 15, 2022, to shareholders of record at the close of business on March 1, 2022.
NSPP Amendment. Effective January 25, 2022, BayFirst Financial Corp. amended and restated its Non-Qualified Stock Purchase Plan. All employees and Directors of the Company and its affiliates are eligible to participate in the NSPP. All employees are eligible to purchase shares of Company stock through payroll deduction, subject to a maximum of 10% of their pay, through the NSPP. Directors may purchase shares of common stock with deductions of any amount from their Directors’ board fees.
The Company will purchase shares on Nasdaq as soon as practicable after the end of each calendar quarter. If sufficient shares are not so acquired, the Company will issue shares from its authorized but unissued shares. In addition, each calendar year, the Board of Directors of the Company may authorize a discount up to 10% of the purchase price for shares purchased by employees during that year. Directors are not eligible for the discount.
Management Change. On February 1, 2022, the Company announced strategic promotions of two individuals who have played pivotal roles in the Company’s overall success to date. Tom Zernick has been promoted to President of First Home

Bank. Robin Oliver has been promoted to Chief Operating Officer of BayFirst while remaining the Company’s Chief Financial Officer.
New Board of Director. On February 10, 2022, the Company’s board of directors appointed Sheryl WuDunn as a director of the Company.
Board of Director Resignation. On March 4, 2022, Trifon Houvardas resigned from the Boards of Directors of BayFirst Financial Corp. and First Home Bank.
Impact of COVID-19 Pandemic. Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and could still impair their ability to fulfill their financial obligations to the Company. While employee availability has had no material impact on operations to date, a resurgence of COVID-19 has the potential to create widespread business continuity issues for the Company.
Our branch locations are currently open and operating during normal business hours. We continue to take additional precautions within our branch locations, including enhanced cleaning procedures, to ensure the safety of our customers and our employees.
In addition, we have taken deliberate actions toward our goal of ensuring that we have the balance sheet strength to serve our clients and communities, including increasing our liquidity and manage our assets and liabilities in order to maintain a strong capital position; however, future economic conditions are subject to significant uncertainty. Uncertainties associated with the COVID-19 pandemic include the duration of any COVID-19 outbreaks and any related variants, the availability and effectiveness of COVID-19 vaccines, the impact to our customers, employees and vendors and the impact to the economy as a whole. COVID-19 had a significant adverse impact on our business, financial position and operating results for the year ended December 31, 2020. While the economy began to recover in 2021, uncertainty still exists, but we believe we are well-positioned to operate effectively through the present economic environment.
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
Net Income
We had net income for the year ended December 31, 2021 of $24.62 million, or $5.74 per diluted common share, compared to net income for the year ended December 31, 2020 of $12.70 million or $3.01 per diluted common share. The increase of $11.92 million in net income was due to a $13.80 million gain from the sale of PPP loans in the second quarter of 2021, an increase in residential loan fee income, and a decrease in provision for loan loss expense, partially offset by an increase in noninterest expenses, particularly salary and commission expenses.
Net Interest Income
Net interest income was $40.24 million for the year ended December 31, 2021, an increase of $6.79 million or 20.30% compared to net interest income for the year ended December 31, 2020 of $33.45 million. This increase was primarily due to an increase in interest income on loans which included an increase of $864 thousand in PPP origination fees recognized and a decrease in interest expense on deposits and PPPLF liquidity facility. The net interest margin for the year ended December 31, 2021 was 3.23% compared to 2.88% for the year ended December 31, 2020. This increase was due to the same factors noted above with respect to the increase in net interest income.

Average Balance Sheet and Analysis of Net Interest Income
The following tables set forth, for the periods indicated, information regarding: (i) the total dollar amount of interest and dividend income of BayFirst from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) ratio of average interest-earning assets to average interest-bearing liabilities. Loans in nonaccrual status, for the purposes of the following computations, are included in the average loan balances. FRB, FHLB, and FNBB restricted equity holdings are included in other interest-earning assets. The Company did not have a significant amount of tax-exempt assets.

	Year Ended December 31,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest earning-assets:
Investment Securities	$17,404	$199	1.14%	$42	$1	2.38%
Loans, excluding PPP (1)	545,889	27,681	5.07	449,180	24,012	5.35
PPP loans	537,710	19,292	3.59	556,232	19,077	3.43
Other	145,654	371	0.25	156,305	640	0.41
Total interest-earning assets	1,246,657	47,543	3.81%	1,161,759	43,730	3.76%
Non interest-earning assets	47,630			36,264
Total assets	$1,294,287			$1,198,023
Interest-bearing liabilities:
NOW, MMDA and savings	$501,701	$4,032	0.80%	$350,000	$4,321	1.23%
Time deposits	74,749	853	1.14	147,169	3,169	2.15
PPPLF liquidity facility	510,911	1,791	0.35	546,824	1,968	0.35
Other borrowings	28,359	624	2.20	20,993	820	3.91
Total interest-bearing liabilities	1,115,720	7,300	0.65%	1,064,986	10,278	0.97%
Demand deposits	85,542			69,542
Non interest-bearing liabilities	8,088			7,403
Shareholders’ equity	84,937			56,092
Total liabilities and shareholders’ equity	$1,294,287			$1,198,023
Net interest income		$40,243			$33,452
Interest rate spread			3.16%			2.80%
Net interest margin (2)			3.23%			2.88%
Ratio of average interest-earning assets to average interest-bearing liabilities	111.74%			109.09%

(1) Includes nonaccrual loans.
(2) Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
The tables below present the effects of volume and rate changes on interest income and expense for the periods indicated. Changes in volume are changes in the average balance multiplied by the previous period’s average rate. Changes in rate are changes in the average rate multiplied by the average balance from the previous period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate. Loans in nonaccrual status, for the purposes of the following computations, are included in the average loan balances. FRB, FHLB, and FNBB restricted equity holdings are included in other interest-earning assets. The Company did not have a significant amount of tax-exempt assets.

(Dollars in thousands)	Rate	Volume	Total
Year Ended December 31, 2021 vs. December 31, 2020:
Interest-earning assets:
Investment securities	$198	$—	$198
Loans, excluding PPP	(1,286)	4,955	3,669
PPP loans	863	(648)	215
Other interest-earning assets	(228)	(41)	(269)
Total interest-earning assets	(454)	4,267	3,813
Interest-bearing liabilities:
NOW, MMDA, and savings	(1,800)	1,511	(289)
Time deposits	(1,131)	(1,185)	(2,316)
PPPLF advances	—	(177)	(177)
Other borrowings	(428)	232	(196)
Total interest-bearing liabilities	(3,447)	469	(2,978)
Net change in net interest income	$2,994	$3,797	$6,791
Provision for Loan Losses
The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending we conduct, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market area, and other factors that may affect our ability to collect on the loans in our portfolio.
We recorded a negative provision for loan losses for the year ended December 31, 2021 of $3.50 million compared to a $16.90 million provision for the year ended December 31, 2020. The decrease of $20.40 million in the provision for loan losses was primarily due to the changes in the economic factors in our ALLL model. During 2020 and the first quarter of 2021, we increased the qualitative factors in the allowance for loan losses calculation for the decline in economic indicators caused by the COVID-19 pandemic resulting in significant provision expense in those periods. As asset quality remained stable during the second, third, and fourth quarters of 2021 and as many of the Company’s SBA loans were bolstered by additional government support, additional provision for loan losses was not deemed necessary. During the year ended December 31, 2021, net loan charge-offs totaled $4.21 million compared to $6.48 million during the year ended December 31, 2020. Our ALLL was $13.45 million at December 31, 2021 and $21.16 million at December 31, 2020.

Noninterest Income
The following table presents noninterest income for the years ended December 31, 2021 and 2020.

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020
Noninterest income:
Residential loan fee income	$95,543	$92,678
Loan servicing income, net	1,875	2,024
Gain (loss) on sale of government guaranteed and PPP loans, net	18,024	1,652
Service charges and fees	1,028	933
SBA loan fair value gain	184	1
Other noninterest income	923	407
Total noninterest income	$117,577	$97,695
Noninterest income was $117.58 million during the year ended December 31, 2021, an increase of $19.88 million or 20.35% from $97.70 million during the year ended December 31, 2020. The increase was primarily due to the $13.80 million gain from the sale of PPP loans in the second quarter of 2021 and an increase in residential loan fee income of $2.87 million primarily due to $528.84 million more loans sold during the year ended December 31, 2021 compared to the year ended December 31, 2020.
Noninterest Expense
The following table presents noninterest expense for the years ended December 31, 2021 and 2020.

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020
Noninterest expense:
Salaries and benefits	$51,569	$36,403
Bonus, commissions, and incentives	37,946	34,072
Mortgage banking	5,731	5,292
Occupancy and equipment	5,236	4,453
Data processing	6,532	4,418
Marketing and business development	7,620	3,553
Professional services	4,688	3,533
Loan origination and collection	2,452	2,040
Employee recruiting and development	3,345	1,769
Regulatory assessments	442	444
Other noninterest expense	3,281	2,492
Total noninterest expense	$128,842	$98,469
Noninterest expense was $128.84 million during the year ended December 31, 2021, an increase of $30.37 million or 30.85% from $98.47 million during the year ended December 31, 2020. The increase was primarily due to increases in salaries, benefits and commissions, marketing and business development expense and data processing expense. The majority of the increase in these expenses was related to building the Company’s infrastructure in various functions to support strategic initiatives and planned growth strategies.
Income Taxes
Income tax expense was $7.86 million for the year ended December 31, 2021, an increase of $4.79 million over income tax expense of $3.08 million for the year ended December 31, 2020. The increase was primarily due to the increase in pre-tax earnings and a one-time tax benefit of $969 thousand in the first quarter of 2020 as a result of the CARES Act signed into law in March of 2020. The effective income tax rate was 24.20% for the year ended December 31, 2021 and 19.49% for the year ended December 31, 2020.

Refer to Note 12 - Income Taxes in the notes to the consolidated financial statements for a reconciliation between expected and actual income tax expense for the years ended December 31, 2021 and 2020.

Financial Condition
Investment Securities
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at December 31, 2021 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities:
Asset-backed securities	$7,624	$—	$(89)	$7,535
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,470	—	(76)	4,394
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	19,370	—	(406)	18,964
Total investment securities available for sale	$31,464	$—	$(571)	$30,893
The Company had one security held to maturity at December 31, 2021 and December 31, 2020 which matures in August 2039. The security is a debt security to a government-sponsored enterprise and its amortized cost was $2 thousand and $41 thousand, the unrecognized loss was $0 and $2 thousand, and the fair value was $2 thousand and $39 thousand at December 31, 2021 and December 31, 2020, respectively.
The investment securities available for sale were purchased during the year ended December 31, 2021 and, therefore, had been in an unrealized loss position for less than 12 months at December 31, 2021. The unrealized loss has not been recognized into income because the issuers continue to make timely principal and interest payments and are of high credit quality. Additionally, management does not intend to sell, and it is likely that management will not be required to sell the security prior to its anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. Therefore, the Company does not consider these investment securities to be other-than-temporarily impaired at December 31, 2021.
No securities were pledged as of December 31, 2021 and there were no sales of securities during the year ended December 31, 2021.
All securities have contractual remaining maturities of more than 10 years. Actual timing may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties.The weighted average market yield of all securities was 1.21%.

Loan Portfolio Composition
Through the efforts of our management and loan officers, we have been able to achieve loan growth by taking advantage of the economic recovery and consolidation in our markets. Senior management and loan officers have continued to develop new sources of loan referrals, particularly among centers of local influence and real estate professionals, and have also enjoyed repeat business from loyal customers in the markets the Bank serves. We have no concentration of credit in any industry that represents 10% or more of our loan portfolio. The following table sets forth the composition of our loan portfolio, including LHFS as of the dates indicated.

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Residential loans held for sale	$114,131		$208,704
Government guaranteed loans, held for sale	1,460		—
SBA loans held for investment, at fair value	9,614		9,264
Loans held for investment, at amortized cost:
Residential real estate	87,235	15.3%	64,724	5.3%
Commercial real estate	163,477	28.7%	114,884	9.3%
Construction and land	18,632	3.3%	15,113	1.2%
Commercial and industrial	217,155	38.0%	193,927	15.8%
Commercial and industrial – PPP	80,158	14.1%	838,847	68.2%
Consumer and other	3,581	0.6%	2,896	0.2%
Loans held for investment, at amortized cost, gross	570,238	100.0%	1,230,391	100.0%
Discount on SBA 7(a) loans sold	(3,866)		(5,417)
Discount on PPP loans purchased	(13)		(97)
Deferred loan costs (fees), net	7,975		(5,819)
Allowance for loan losses	(13,452)		(21,162)
Loans held for investment, at amortized cost, net	$560,882		$1,197,896
In general, construction loans are originated as construction-to-permanent loans. Third party take-out financing, where applicable, is typically in the form of permanent first mortgage conforming loans. The decrease in the PPP balances was due to sale during the second quarter of 2021 of $326.32 million and forgiveness of loans by the SBA.
During the year ended December 31, 2021, we originated approximately $196.43 million in loans through conventional lending channels, $169.47 million in loans through CreditBench (our SBA lending platform), exclusive of PPP loans, $329.32 million of PPP loans, and $2.22 billion through the Residential Mortgage Lending Division. During the year ended December 31, 2020, we originated approximately $79.50 million in loans through conventional lending channels, $101.08 million through CreditBench, exclusive of PPP loans, $876.60 million of PPP loans, and $1.92 billion through the Residential Mortgage Lending Division. During the year ended December 31, 2021, the Company originated $329.32 million and sold $326.32 million in PPP loans. During the year ended December 31, 2020, the Company originated $876.60 million and purchased $22.40 million in PPP loans.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at December 31, 2021. Loan balances in this table include loans held for investment at fair value, loans held for investment at amortized cost, discount on retained balances of loans sold, discount on PPP loans purchased, and deferred loan costs.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$2,368	$2,342	$6,569	$75,981	$87,260
Commercial	4,133	1,968	21,622	139,830	167,553
Construction and land	3,923	1,055	763	12,892	18,633
Commercial and industrial	9,519	8,663	200,267	9,044	227,493
Commercial and industrial - PPP	37,589	41,834	—	—	79,423
Consumer and other	487	1,361	1,738	—	3,586
Total loans	$58,019	$57,223	$230,959	$237,747	$583,948
The following table shows our loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at December 31, 2021.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$24,546	$60,346
Commercial	1,818	161,602
Construction and land	5,940	8,770
Commercial and industrial	2,301	215,673
Commercial and industrial - PPP	41,834	—
Consumer and other	2,893	206
Total loans	$79,332	$446,597
Credit Risk
The Bank’s primary business is making commercial, consumer, and real estate loans. This activity inevitably has risks for potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers, which are beyond our control. We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem loans. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about the economic environment that it believes impacts credit quality as of the balance sheet date that it believes to be reasonable, but which may or may not prove accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the ALLL, or that additional increases in the ALLL will not be required.
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
For performing loans which are evaluated collectively, we perform a portfolio segmentation based on loan type. The government guaranteed loan balances are included in the collectively evaluated for portfolio balances. The loss factors for each segment are calculated using actual loan loss history for each segment of loans over the most recent one to three years, depending on the segment and vintage year of the loans in the segment of SBA loans. The Bank’s actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.
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
While management believes our ALLL is adequate as of December 31, 2021, future adjustments to our allowance may be necessary if economic conditions differ substantially from the assumptions used in making the determination.
Nonperforming Assets. At December 31, 2021, we had $3.97 million in nonperforming assets, excluding government guaranteed loan balances, and our ALLL represented 2.30% of total loans held for investment. At December 31, 2020, we had $3.33 million in nonperforming assets, excluding government guaranteed loan balances, and our ALLL represented 1.72% of total loans held for investment. Total loans at December 31, 2021 and December 31, 2020, include government guaranteed loans, as well as PPP loans which have no reserves allocated to them. ALLL as a percentage of loans, not including loans held for sale and government guaranteed loan balances, was 4.04% at December 31, 2021, compared to 7.24% at December 31, 2020.
The following table sets forth certain information on nonaccrual loans, 90 day past due accruing loans, and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	December 31, 2021	December 31, 2020
Nonperforming loans (government guaranteed balances)	$7,942	$6,259
Nonperforming loans (unguaranteed balances)	3,967	3,327
Total nonperforming loans	11,909	9,586
OREO	3	—
Total nonperforming assets	$11,912	$9,586
Nonperforming loans as a percentage of total loans held for investment	2.04%	0.78%
Nonperforming loans (excluding government guaranteed balances) to total loans held for investment	0.68%	0.27%
Nonperforming assets as a percentage of total assets	1.30%	0.62%
Nonperforming assets (excluding government guaranteed balances) to total assets	0.43%	0.22%
ALLL to nonperforming loans	112.96%	220.76%
ALLL to nonperforming loans (excluding government guaranteed balances)	339.10%	636.07%

The following table sets forth information with respect to activity in the ALLL for the periods shown:

	At and for the Year Ended December 31,
(Dollars in thousands)	2021	2020
Allowance at beginning of period	$21,162	$10,742
Charge-offs:
Residential real estate	—	(7)
Commercial real estate	(169)	(427)
Commercial and industrial	(4,919)	(6,336)
Consumer and other	(70)	(98)
Total charge-offs	(5,158)	(6,868)
Recoveries:
Commercial real estate	78	—
Commercial and industrial	863	311
Consumer and other	7	77
Total recoveries	948	388
Net charge-offs	(4,210)	(6,480)
Provision for loan losses	(3,500)	16,900
Allowance at end of period	$13,452	$21,162
Net charge-offs to average loans held for investment	0.44%	0.70%
Allowance as a percent of total loans held for investment	2.30%	1.72%
Allowance as a percent of loans held for investment, not including government guaranteed loans	4.04%	7.24%
Allowance as a percent of nonperforming loans	112.96%	220.76%
Total loans held for investment	$583,948	$1,228,322
Average loans held for investment	$959,646	$920,391
Nonperforming loans (including government guaranteed balances)	$11,909	$9,586
Nonperforming loans (excluding government guaranteed balances)	$3,967	$3,327
Guaranteed balance of all government guaranteed loans	$250,971	$935,998
Loans held for sale, residential	$114,131	$208,704
The following table details net charge-offs to average loans outstanding by loan category for the years ended December 31:

	2021			2020
(Dollars in thousands)	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio
Residential real estate	$—	$62,110	—%	$7	$57,147	0.01%
Commercial real estate	91	176,506	0.05	427	114,325	0.37
Commercial and industrial	4,056	177,445	2.29	6,025	192,346	3.13
Commercial and industrial - PPP	—	537,710	—	—	556,232	—
Consumer and other	63	5,875	1.07	21	341	6.16
Total Loans	$4,210	$959,646	0.44%	$6,480	$920,391	0.70%
We recorded a negative provision for loan losses of $3.50 million during the year ended December 31, 2021, compared to a provision of $16.90 million for the year ended December 31, 2020. During 2020 and the first quarter of 2021, we increased the qualitative factors in the allowance for loan losses calculation for the decline in economic indicators caused by the COVID-19 pandemic resulting in significant provision expense in those periods. As asset quality remained stable during the second, third and fourth quarters of 2021 and as many of the Company’s SBA loans were bolstered by additional government support, additional provision for loan losses was not deemed necessary. Since 2016, the Company’s loan losses have been incurred primarily in its SBA unguaranteed loan portfolio, particularly loans originated under the SBA 7(a) Small Loan Program. The Small Loan Program represents loans of $350,000 or less and such loans carry an SBA guarantee of 75% to 85% of the loan, depending on the original principal balance. The default rate on loans originated in the SBA 7(a) Small Loan Program is significantly higher than the Bank’s other SBA 7(a) loans, conventional commercial loans, or residential mortgage loans.
Nonperforming assets to total assets, excluding government guaranteed loan balances, were 0.43%, as of December 31, 2021, as compared to 0.22% as of December 31, 2020. Since the majority of the Company’s loan portfolio consisted of SBA loans, most of which received from the SBA principal and interest payments under Section 1112 of the CARES Act during 2020 and 2021, asset quality trends may appear more favorable than they otherwise would without the SBA’s support under the CARES Act.
As of December 31, 2021, a total of 24 loans with principal balances of $1.37 million were under payment deferrals. Of those, 23 were government guaranteed loans with $1.11 million in outstanding unguaranteed balances. As expected, the level of SBA loans on deferral increased with the expiration of the Section 1112 payment support afforded under the CARES Act at which point certain borrowers requested payment deferrals. With the Economic Aid Act signed into law on December 27, 2020, Section 1112 CARES Act payments were extended, with some stipulations, which assisted the majority of our SBA borrowers for three months and, depending on the type of business, up to eight months of additional principal and interest payments with a cap of $9,000 per month per borrower, beginning in February 2021. Although the Company’s asset quality trends indicate minimal stress on the portfolio, management incorporated a qualitative measure in the allowance for loan losses calculation to account for losses inherent in our portfolio but have not surfaced in our credit quality indicators.
SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding our SBA and other government guaranteed lending activity, excluding PPP loans.

(Dollars in thousands)	At and for the Year Ended December 31,
Government Guaranteed, Excluding PPP	2021	2020
Number of loans originated	374	320
Amount of loans originated	$169,467	$101,076
Average loan size originated	$453	$316
Government guaranteed loan balances sold	$44,854	$23,713
Government unguaranteed loan balances sold	$5,034	$393
Total government guaranteed loans	$300,415	$253,330
Government guaranteed loan balances	$171,548	$110,196
Government unguaranteed loan balances	$128,867	$147,258
Government guaranteed loans serviced for others	$459,670	$524,910

We make government guaranteed loans throughout the United States. The following table sets forth, at the dates indicated, information regarding the geographic disbursement of our SBA loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	December 31,
	2021		2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Florida	$89,143	30%	$60,861	24%
California	32,924	11	32,891	13
Texas	20,976	7	17,689	7
Georgia	13,894	5	13,936	6
All Other	143,478	47	127,953	50
Total government guaranteed loans, excluding PPP	$300,415	100%	$253,330	100%
As part of the Bank’s strategic decision to be an active local and national PPP lender, the Bank developed and used local marketing efforts and a nationwide, online application platform. As a result of these efforts, the Bank originated $329.32 million in PPP loans during the year ended December 31, 2021 and $876.96 million for the year ended December 31, 2020. The Bank used the Federal Reserve’s PPPLF to match fund the vast majority of those amounts. The following table reflects the Bank’s PPP lending activity for the periods indicated.

	At and for the Year Ended December 31,
(Dollars in thousands)	2021	2020
Number of loans originated	3,858	8,948
Amount of loans originated	$329,315	$876,603
Average loan size originated	$85	$98
Amount of loans sold	$326,318	$—
Amount of loans purchased	$—	$22,404
Loan balance, net of deferred loan costs (fees) and discount on purchased loans	$79,423	$825,802
Loan origination fees, net recognized	$14,283	$13,419
Deferred loan origination fees, net, at period end	$722	$12,948
Residential Mortgage Loans
The following table sets forth, for the periods indicated, information regarding our residential mortgage lending activity.

	December 31,
(Dollars in thousands)	2021	2020
Number of loans originated	7,265	6,727
Amount of loans originated	$2,222,078	$1,919,862
Average loan size originated	$306	$285
Loan balances sold	$2,316,413	$1,787,574
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
Deposits. Deposits are attracted principally from within our primary service area of Pinellas, Hillsborough, Manatee, Pasco, and Sarasota Counties, Florida. We offer a wide selection of deposit instruments including demand deposit accounts, NOW accounts, money-market accounts, regular savings accounts, certificate of deposit accounts, and retirement savings plans (such as IRA accounts).
Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. We emphasize commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits. Deposit interest rates are set by management at least monthly or more often if conditions require it, based on a review of loan demand, deposit flows for the previous period and a survey of rates among competitors and other financial institutions in Florida.
The amounts of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	December 31, 2021		December 31, 2020
Noninterest-bearing deposits	$83,638	11.6%	$62,650	11.2%
Interest-bearing transaction accounts	163,495	22.7	140,265	25.1
Money market accounts	408,257	56.5	274,421	49.1
Savings	15,607	2.2	12,323	2.2
Subtotal	670,997	93.0	489,659	87.6
Total time deposits	50,688	7.0	69,125	12.4
Total deposits	$721,685	100.0%	$558,784	100.0%
At December 31, 2021, we held approximately $273.18 million of deposits that exceeded the FDIC insurance limit.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250,000 as of December 31, 2021.

Three months or less	$4,565
Over three months through six months	1,097
Over six months through 12 months	691
Over 12 months	3,139
Total	$9,492
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
The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5.99 million and $5.95 million at December 31, 2021 and December 31, 2020, respectively.
In March 2020, the Company renegotiated the terms of its outstanding senior debt and combined its line of credit and term note into one amortizing note with quarterly principal and interest payments with interest at prime (3.25% at December 31, 2021). The new note matures on March 10, 2029 and the balance of the note was $3.30 million and $3.75 million at December 31, 2021 and December 31, 2020, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note.
In April 2020, the Company entered into the PPPLF. The advances accrued interest at 0.35% per annum and matured at various dates equal to the maturity date of the PPP loan collateral pledged to secure the advance which ranged from April 15, 2022 to August 27, 2025 as of December 31, 2021. On the maturity date of each advance, the Company shall repay the advance plus accrued interest. The balances outstanding on this facility were $69.65 million and $881.26 million at December 31, 2021 and December 31, 2020, respectively. In the first quarter of 2022, the Company repaid the remaining balance of the advance.

Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity increased $25.22 million to $96.29 million at December 31, 2021 as compared to $71.07 million at December 31, 2020. The increase in shareholders' equity was primarily impacted by $24.62 million of net income generated during the year ended December 31, 2021 and the issuance of common stock. The common stock was issued under the non-qualified stock purchase plan of $662 thousand, the dividend reinvestment plan of $389 thousand, and employee stock ownership plan of $366 thousand. Additionally, the bank issued preferred stock with net proceeds of $727 thousand and common stock with net proceeds of $856 thousand. These increases were partially offset by decreases of $420 thousand of accumulated other comprehensive income due to increases in net unrealized losses on available-for-sale securities, $1.01 million of dividends declared on our preferred stock, and $1.06 million of dividends declared on our common stock during the year ended December 31, 2021.
The following table summarizes the changes in our shareholders' equity for the periods indicated below:

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020
Balance at beginning of period	$71,069	$51,332
Net income	24,618	12,703
Issuance of common stock under:
Non-qualified stock purchase plan	662	434
Dividend reinvestment plan	389	501
Employee stock ownership plan	366	260
Issuance of preferred stock, net	727	6,516
Conversion of subordinated debt to Series B preferred stock	—	500
Issuance of common stock, net	856	—
Unearned ESOP Shares Allocation	(371)	—
Stock-based compensation expense	455	373
Executive stock grants	—	228
Other comprehensive income (loss)	(420)	—
Dividends declared on preferred stock	(1,005)	(863)
Dividends declared on common stock	(1,056)	(915)
Balance at end of period	$96,290	$71,069
We strive to maintain an adequate capital base to support our activities in a safe and sound manner while at the same time attempting to maximize shareholder value. We assess capital adequacy against the risk inherent in our balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss.
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
At December 31, 2021 and December 31, 2020, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.
As of the dates indicated, the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2021
Total Capital (to risk-weighted assets)	$106,002	21.25%	$39,909	8.00%	$49,886	10.00%
Tier 1 Capital (to risk-weighted assets)	99,656	19.98%	29,932	6.00%	39,909	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	99,656	19.98%	22,449	4.50%	32,426	6.50%
Tier 1 Capital (to total assets)	99,656	12.22%	32,619	4.00%	40,774	5.00%
As of December 31, 2020
Total Capital (to risk-weighted assets)	78,824	17.02%	37,056	8.00%	46,320	10.00%
Tier 1 Capital (to risk-weighted assets)	72,825	15.72%	27,792	6.00%	37,056	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	72,825	15.72%	20,844	4.50%	30,108	6.50%
Tier 1 Capital (to total assets)	72,825	11.75%	24,799	4.00%	30,998	5.00%
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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, is as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Unfunded loan commitments	$18,567	$34,867
Unused lines of credit	52,076	34,063
Standby letters of credit	68	68
Total	$70,711	$68,998
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
Contractual Obligations
In the ordinary course of our operations, we enter into certain contractual obligations. Total contractual obligations at December 31, 2021 were $134.97 million, a decrease of $829.61 million from $964.59 million at December 31, 2020. The decrease was primarily due to a decrease of $811.61 million in PPP Liquidity Facility as a result of PPP loan forgiveness.
The following tables present our contractual obligations as of December 31, 2021 and December 31, 2020.

	Contractual Obligations as of December 31, 2021
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,454	$2,249	$1,279	$301	$5,283
Long-term borrowings	—	—	—	3,299	3,299
PPP Liquidity Facility	44,647	—	25,007	—	69,654
Subordinated notes	—	—	—	6,050	6,050
Time deposits	40,868	9,210	610	—	50,688
Total	$86,969	$11,459	$26,896	$9,650	$134,974

	Contractual Obligations as of December 31, 2020
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,245	$1,361	$1,105	$683	$4,394
Long-term borrowings	—	—	—	3,754	3,754
PPP Liquidity Facility	—	791,778	89,484	—	881,262
Subordinated notes	—	—	—	6,050	6,050
Time deposits	27,909	39,817	1,399	—	69,125
Total	$29,154	$832,956	$91,988	$10,487	$964,585
Liquidity
Liquidity management is the process by which we manage the flow of funds necessary to meet our financial commitments on a timely basis and at a reasonable cost and to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of our operations, and capital expenditures. The Bank generally maintains a liquidity ratio of liquid assets to total assets, excluding PPP loans pledged to the PPPLF, of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available-for-sale. Our on-balance sheet liquidity ratio at December 31, 2021 was 16.76%, as compared to 8.37% at December 31, 2020.
During the year ended December 31, 2021, the Bank purchased investment securities, all of which were classified as investment securities available for sale. The fair value of all of our investment securities available for sale totaled $30.89 million at December 31, 2021.
During each of the four quarters of 2021, the Bank paid a dividend of $250 thousand to BayFirst. Prior to that, the Bank retained its earnings to support its growth. Therefore, BayFirst’s liquidity had historically been dependent soley on funds received from the issuance and sale of debt and equity securities. BayFirst’s liquidity needs are to make interest payments on its debt obligations, dividends on shares of its Series A Preferred Stock, Series B Convertible Preferred Stock, and common stock, and payment of certain operating expenses. As of December 31, 2021, BayFirst held $2.55 million in cash and cash equivalents.

A description of BayFirst’s and the Bank’s debt obligations is set forth below under the heading “Other Borrowings.”
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
To minimize the potential for adverse effects of increases in interest rates on the results of our operations, we monitor assets and liabilities to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. To do this, we (i) emphasize the origination of adjustable-rate and variable-rate loans to be held for investment; (ii) maintain a stable core deposit base; and (iii) maintain a significant portion of liquid assets (cash, interest-bearing deposits with other banks, and available-for-sale investment securities).

Item 8. Financial Statements
Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
BayFirst Financial Corp.
St. Petersburg, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BayFirst Financial Corp. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2018.

Tampa, Florida
March 30, 2022

BAYFIRST FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)

ASSETS
	December 31, 2021	December 31, 2020
Cash and due from banks	$2,869	$2,790
Interest-bearing deposits in banks	106,858	52,589
Cash and cash equivalents	109,727	55,379
Time deposits in banks	2,381	2,381
Investment securities available for sale	30,893	—
Investment securities held to maturity	2	41
Restricted equity securities, at cost	2,827	2,362
Residential loans held for sale	114,131	208,704
Government guaranteed loans held for sale	1,460	—
SBA loans held for investment, at fair value	9,614	9,264
Loans held for investment, at amortized cost net of allowance for loan losses of $13,452 and $21,162	560,882	1,197,896
Accrued interest receivable	3,564	7,300
Premises and equipment, net	29,671	18,115
Loan servicing rights	6,619	8,160
Deferred income taxes	454	3,808
Right-of-use operating lease assets	4,543	3,737
Bank owned life insurance	24,547	12,183
Other assets	15,780	15,361
Total assets	$917,095	$1,544,691
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$83,638	$62,650
Interest-bearing transaction accounts	163,495	140,265
Savings and money market deposits	423,864	286,744
Time deposits	50,688	69,125
Total deposits	721,685	558,784
Subordinated debentures	5,985	5,948
Notes payable	3,299	3,754
PPP Liquidity Facility	69,654	881,262
Accrued interest payable	326	1,999
Operating lease liabilities	4,747	3,925
Accrued expenses and other liabilities	15,109	17,950
Total liabilities	820,805	1,473,622

Shareholders’ equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at December 31, 2021 and December 31, 2020; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 and 8,760 shares issued and outstanding at December 31, 2021 and December 31, 2020; aggregate liquidation preference of $3,210 and $8,760, respectively	3,123	8,516
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 3,981,117 and 3,485,018 shares issued and outstanding at December 31, 2021 and December 31, 2020	51,496	43,043
Accumulated other comprehensive income (loss), net	(420)	—
Unearned compensation	(17)	(41)
Retained earnings	35,947	13,390
Total shareholders’ equity	96,290	71,069
Total liabilities and shareholders’ equity	$917,095	$1,544,691
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)

	Year Ended December 31,
	2021	2020
Interest income:
Loans, including fees	$46,973	$43,089
Interest-bearing deposits in banks and other	570	641
Total interest income	47,543	43,730
Interest expense:
Deposits	4,885	7,490
Borrowings	2,415	2,788
Total interest expense	7,300	10,278
Net interest income	40,243	33,452
Provision for loan losses	(3,500)	16,900
Net interest income after provision for loan losses	43,743	16,552
Noninterest income:
Residential loan fee income	95,543	92,678
Loan servicing income, net	1,875	2,024
Gain (loss) on sale of government guaranteed loans, net	18,024	1,652
Service charges and fees	1,028	933
SBA loan fair value gain	184	1
Other noninterest income	923	407
Total noninterest income	117,577	97,695
Noninterest expense:
Salaries and benefits	51,569	36,403
Bonus, commissions, and incentives	37,946	34,072
Mortgage banking	5,731	5,292
Occupancy and equipment	5,236	4,453
Data processing	6,532	4,418
Marketing and business development	7,620	3,553
Professional services	4,688	3,533
Loan origination and collection	2,452	2,040
Employee recruiting and development	3,345	1,769
Regulatory assessments	442	444
Other noninterest expense	3,281	2,492
Total noninterest expense	128,842	98,469
Income before income taxes	32,478	15,778
Income tax expense	7,860	3,075
Net income	24,618	12,703
Preferred stock dividends	1,005	863
Net income available to common shareholders	$23,613	$11,840
Basic earnings per common share	$6.21	$3.45
Diluted earnings per common share	$5.74	$3.01
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands)

	Year Ended December 31,
	2021	2020
Net income	$24,618	$12,703
Net unrealized gains (losses) on investment securities available for sale	(571)	—
Deferred income tax benefit	151	—
Other comprehensive income (loss), net	(420)	—
Comprehensive income	$24,198	$12,703
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Dollars in thousands, except per share data)

	Preferred Shares, Series A	Preferred Shares, Series B	Common Shares(1)	Preferred Stock, Series A	Preferred Stock, Series B	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total
Balance at January 1, 2020	7,895	—	3,393,788	$7,661	$—	$41,362	$—	$(156)	$2,465	$51,332
Net income	—	—	—	—	—	—	—	—	12,703	12,703
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	35,795	—	—	434	—	—	—	434
Dividend reinvestment plan	—	—	34,737	—	—	501	—	—	—	501
Employee stock ownership plan	—	—	17,552	—	—	260	—	—	—	260
Issuance of preferred stock, net	—	6,760	—	—	6,516	—	—	—	—	6,516
Conversion of subordinated debt to Series B preferred stock	—	500	—	—	500	—	—	—	—	500
Conversion of Series A preferred stock to Series B preferred stock	(1,500)	1,500	—	(1,500)	1,500	—	—	—	—	—
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	(9,055)	—	—	(114)	—	115	—	1
Stock option expense	—	—	—	—	—	372	—	—	—	372
Stock grants	—	—	12,201	—	—	228	—	—	—	228
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(863)	(863)
Common stock ($0.268 per share)	—	—	—	—	—	—	—	—	(915)	(915)
Balance at December 31, 2020	6,395	8,760	3,485,018	$6,161	$8,516	$43,043	$—	$(41)	$13,390	$71,069
Balance at January 1, 2021	6,395	8,760	3,485,018	$6,161	$8,516	$43,043	$—	$(41)	$13,390	$71,069
Net income	—	—	—	—	—	—	—	—	24,618	24,618
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	36,494	—	—	662	—	—	—	662
Dividend reinvestment plan	—	—	17,971	—	—	389	—	—	—	389
Employee stock ownership plan	—	—	24,920	—	—	366	—	—	—	366
Issuance of preferred stock, net	—	740	—	—	727	—	—	—	—	727
Issuance of common stock, net	—	—	43,471	—	—	856	—	—	—	856
Unearned ESOP shares allocation	—	—	—	—	—	(371)	—	—	—	(371)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	2,031	—	—	25	—	24	—	49
Stock option expense	—	—	—	—	—	406	—	—	—	406
Conversion of Series B preferred stock to common stock	—	(6,290)	371,212	—	(6,120)	6,120	—	—	—	—
Other comprehensive income (loss), net	—	—	—	—	—	—	(420)	—	—	(420)
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(1,005)	(1,005)
Common stock ($0.277 per share)	—	—	—	—	—	—	—	—	(1,056)	(1,056)
Balance at December 31, 2021	6,395	3,210	3,981,117	$6,161	$3,123	$51,496	$(420)	$(17)	$35,947	$96,290
(1) Common shares for all periods shown herein reflect the three-for-two stock split, effective on May 10, 2021.
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$24,618	$12,703
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets	1,741	1,411
Net securities premium amortization	102	1
Amortization of debt issuance costs	105	32
Accretion of discount on PPP loans purchased	(84)	—
Provision for loan losses	(3,500)	16,900
Accretion of discount on unguaranteed loans	(1,923)	(2,397)
Deferred tax expense (benefit)	3,505	(3,707)
Origination of government guaranteed loans held for sale	(1,460)	(23,877)
Proceeds from sales of government guaranteed loans held for sale	—	25,228
Net gains on sales of PPP and governement loans	(18,024)	(1,652)
Origination of residential loans held for sale	(2,222,078)	(1,919,862)
Proceeds from sales of residential loans held for sale	2,401,057	1,881,959
Net gains on sales of residential loans held for sale	(89,578)	(88,336)
Change in fair value of residential loans held for sale	4,934	(6,049)
Change in fair value of SBA loans held for investment, at fair value	(184)	(1)
Amortization of loan servicing rights	3,008	3,650
Non-qualified stock purchase plan expense	57	43
Stock based compensation expense	461	373
Executive stock grants	—	228
Income from bank owned life insurance	(364)	(183)
Changes in:
Accrued interest receivable	3,736	(5,177)
Other assets	(1,225)	(13,181)
Accrued interest payable	(1,673)	1,779
Other liabilities	(2,019)	12,293
Net cash from (used in) operating activities	101,212	(107,822)
Cash flows from investing activities:
Purchase of investment securities available for sale	(33,208)	—
Principal payments on investment securities available for sale	1,643	—
Principal payments on investment securities held to maturity	38	1
Purchase of restricted equity securities	(465)	137
Purchase of PPP loans	—	(22,404)
Proceeds from sales of PPP and government guaranteed loans originally classified as held for investment	376,206	—
Loan (originations) and payments, net	282,944	(896,066)
Purchase of premises and equipment	(13,297)	(3,047)
Purchase of bank owned life insurance	(12,000)	(12,000)
Net cash from (used in) investing activities	601,861	(933,379)
Cash flows from financing activities:
Net change in deposits	162,901	110,190
Net proceeds (repayments) issuance of long-term FHLB advances	—	(10,000)
Proceeds from issuance of subordinated debt, net of costs	5,932	—
Payments on notes payable	(455)	(342)

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

	Year Ended December 31,
	2021	2020
Net proceeds (repayments) of PPP Liquidity Facility borrowings	(811,608)	881,262
Proceeds from issuance of preferred stock, net	727	6,516
Redemption of subordinated debt	(6,000)	(1,000)
Proceeds from sale of common stock, net	1,850	916
ESOP contribution	366	260
Unearned ESOP shares allocations	(371)	—
Dividends paid on common stock	(1,056)	(915)
Dividends paid on preferred stock	(1,005)	(863)
Tax benefit from options exercised	(6)	(24)
Net cash from financing activities	(648,725)	986,000
Net change in cash and cash equivalents	54,348	(55,201)
Cash and cash equivalents, beginning of period	55,379	110,580
Cash and cash equivalents, end of period	$109,727	$55,379
Supplemental cash flow information
Interest paid	$8,973	$8,499
Income taxes paid	10,383	9,748
Supplemental noncash disclosures
Net change in unrealized holding gain on investment securities available for sale	$(420)	$—
Recognition of right of use asset and operating lease liability	543	2,000
Conversion of Series B preferred stock to common stock	6,120	—
Conversion of subordinated debt to Series B preferred stock	—	500
Conversion of Series A preferred stock to Series B preferred stock	—	1,500
See accompanying notes.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation: The accompanying unaudited consolidated financial statements include BayFirst Financial Corp. and its wholly owned subsidiary, First Home Bank, together referred to as “the Company”.
BayFirst Financial Corp. is a registered bank holding company, incorporated under the laws of the State of Florida. The Company owns all outstanding stock of First Home Bank (the “Bank”), a Florida chartered commercial bank. A significant portion of the Company’s assets and revenues are derived from the operations of the Bank.
The Company provides a variety of traditional community banking services through its full-service banking centers located in St. Petersburg, Seminole, Pinellas Park, Clearwater, Sarasota, Tampa, and Belleair Bluffs, Florida. The Bank’s primary deposit products are demand deposits, NOW accounts, money market accounts, savings deposits, and time deposits and its primary lending products are residential mortgage, commercial, and installment loans. In addition, the Company provides lending services nationwide to small business customers, and as such, a significant portion of the loans originated by the Bank are guaranteed by the SBA. The guaranteed portion of the SBA loan can be sold in the secondary market, and the Bank routinely engages in the sale of participating interests of the non-guaranteed portion. The Company also engages in mortgage banking activities with offices located in a number of states and as such, originates and sells one-to-four family residential mortgage loans in the secondary market.
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
Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.
Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased.
Emerging Growth Company Status: The Company is an EGC, as defined in the JOBS Act, through December 31, 2026. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period when complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, which means these financial statements, as well as financial statements we file in the future for as long as we remain an emerging growth company, will be subject to all new or revised accounting standards generally applicable to private companies.
Contingencies: Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of December 31, 2021. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2021 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
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
Time Deposits in Banks: Time deposits with other banks have maturities ranging from August 2023 through December 2025 and bear interest at rates ranging from 2.15% to 3.50%. None of the time deposit had maturities of 12 months or less at the time of origination. All investments in time deposit are with FDIC insured financial institutions and none exceed the maximum insurable amount of $250,000.
Investment Securities: Investment securities transactions are recorded on a trade date basis. The company has one debt security classified as held-to-maturity since management had the intent and ability to hold the security to maturity. The remaining investment securities are classified as available for sale since the Company may sell them before maturity. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are included in other comprehensive income and the related accumulated unrealized holding gains and losses are reported as a separate component of shareholders’ equity until realized. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.
Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments.
Management evaluates securities for OTTI on at least a quarterly basis. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.
Restricted Equity Securities: Restricted equity securities consist of FHLB Stock, FRB Stock, and stock in a correspondent bank, all of which are considered equity securities without readily determinable fair values. The Bank is a member of the FHLB system, and members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. The Bank is also a member of its regional FRB.
Loans Held for Sale: The Company designates government guaranteed loans as held for sale based on its intent to sell guaranteed or non-guaranteed portions of these loans in the secondary market. The Company makes the determination of which loans to sell during each quarter, and these loans are typically sold and settled prior to quarter-end. Government guaranteed loans held for sale are accounted for at lower of cost or fair value. Gains or losses on the sale of these loans are recorded in non-interest income on the Consolidated Statements of Income.
The Company also originates residential loans intended for sale in the secondary market which are carried at fair value with gains and losses recorded in non-interest income. Most residential loans are sold servicing released, so there is no servicing income recognized on those loans or an associated servicing asset recorded on the Consolidated Balance Sheets. Interest income is recognized on those loans held for sale until the loan sale is fully completed and the loan is transferred. Interest income on loans held for sale is reflected along with portfolio loans in interest and fees on loans in the Consolidated Statements of Income.
Loans: Except for certain loans for which the fair value option was elected during 2018, as discussed in Note 5, all other loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balances. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
In general, interest income is discontinued, and the loan is placed on non-accrual status, at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Mortgage and commercial loans are evaluated on a loan-by-loan basis and are charged off to the extent principal is deemed uncollectible. Other consumer and personal loans continue to accrue interest and are typically charged off no later than 120 days past due. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans and loans past due more than 89 days and still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.
All interest accrued but not collected for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future contractal payments are reasonably assured.
Concentration of Credit: The Company grants residential and commercial real estate, construction and land, commercial and industrial, and consumer loans in the State of Florida with primary concentration being the Tampa Bay region. The Company also grants residential real estate and SBA commercial real estate, construction and land, and commercial and industrial loans nationwide. Although the Company’s loan portfolio is diversified, a significant portion of its loans are secured by real estate. The following loan segments have been identified:
Residential Real Estate – The Bank originates residential real estate loans for the purchase or refinancing of a mortgage in the Tampa Bay region. These loans are primarily collateralized by owner and non-owner occupied properties located in Tampa Bay and are held at amortized cost in the Company’s loan portfolio. The Bank also originates residential real estate loans nationwide for the purchase or refinancing of a mortgage. These loans are primarily collateralized by owner and non-owner occupied properties located in the area in which they were originated, and these loans are sold into the secondary market.
Commercial Real Estate – Commercial real estate loans consist of loans to finance real estate purchases, refinancings, and expansions and improvements to commercial properties. These loans are secured primarily by first liens and may include office buildings, apartments, retail and mixed-use properties, churches, warehouses, and restaurants. Commercial real estate loans are generally larger than residential real estate loans and involve greater credit risk. The repayment of these loans largely depends on the results of operations and management of these properties.
Construction and Land – Construction and land loans consist of loans to individuals for the construction of a primary or secondary residence and, in some cases, to real estate investors to acquire and develop land. To the extent construction loans are not made to owner-occupants of single-family homes, they are more vulnerable to changes in economic conditions. Further, the nature of these loans is such that they are more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost, including interest, of the project.
Commercial and Industrial – Commercial and industrial loans consist of business loans to small and medium sized businesses in the Tampa Bay region and nationwide SBA loans. Commercial and industrial loans are generally used for working capital purposes or for acquiring equipment, inventory, or furniture. These loans are generally secured by accounts receivable, inventory, and equipment. Commercial and industrial loans are typically made based on the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential real estate loans, and the collateral securing loans may be difficult to appraise and may fluctuate in value based on the success of the business.
Commercial and Industrial - PPP – Commercial and industrial PPP loans consist of all loans originated under the SBA 7(a) loan PPP pursuant to the CARES Act economic relief program and carry a 100% government guarantee.
Consumer and Other – Consumer and other loans mainly consist of automobile, revolving credit plans, and other loans. The Bank’s consumer loans may be uncollateralized and rely on the borrower’s income for repayment.
Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower that it would not otherwise consider are considered TDRs. In these instances, as part of a work-out alternative, the Company will make concessions including the extension of the loan term, a payment moratorium, a reduction in the interest rate, a period of interest-only payments, or a combination thereof. The impact of the TDR modifications and defaults are factored into the allowance for loan losses on a loan-by-loan basis as all TDRs are classified, by definition, as impaired loans.
Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
Impaired commercial real estate and commercial and industrial loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the rate implicit in the original loan agreement or at the fair value of collateral if repayment is expected solely from the collateral.
Troubled debt restructurings are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the lesser of the cost basis or the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired. A TDR classification can be removed if the borrower’s financial condition improves such that the borrower is no longer in financial difficulty, the loan has not had any forgiveness of principal or interest, and the loan is subsequently refinanced or restructured at market terms and qualifies as a new loan.
Performing loans receiving COVID-19 modifications are not classified as TDRs. For additional discussion regarding loans modified due to COVID-19, see Note 4.
The general component covers performing loans that are collectively evaluated for impairment. Large groups of smaller balance homogenous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not included in the separately identified impairment disclosures. The general allowance component also includes loans that are not individually identified for impairment evaluation, such as commercial loans that are evaluated but are not considered impaired. The general component is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent one to three years, depending on the segment. The actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.
These economic factors include consideration of the following: levels of, and trends in, delinquencies and impaired loans; levels of, and trends in, charge-offs and recoveries; migration of loans to the classification of special mention, substandard, or doubtful; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentration.
Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 15 to 40 years. Leasehold improvements are amortized using the straight-line method with useful lives ranging from 3 to 10 years based on the lesser of the useful life of the asset or the remaining expected term of the lease. Furniture, fixtures, and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.
SBA Loan Servicing Rights: When the Company sells the guaranteed portion of an SBA loan or a portion of the non-guaranteed portion of an SBA loan, the Company retains the servicing, and a servicing right asset is created. Servicing

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
rights are initially recorded at fair value in gain (loss) on sales of loans. Fair value is based on market prices for comparable servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported through gain (loss) on sales of loans on the Consolidated Statements of Income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. There was no valuation allowance recorded on SBA loan servicing rights at December 31, 2021 and December 31, 2020.
Loan servicing income, which is reported on the Consolidated Statement of Income in non-interest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of servicing rights is netted against loan servicing fee income.
Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Leases: The Company enters into leases in the normal course of business primarily for branch, corporate office, and loan production office locations. The Company’s leases have remaining terms ranging from month-to-month up to 10 years, some of which include renewal or termination options to extend the lease for up to 10 years. The Company’s leases do not include residual value guarantees or covenants.
The Company includes lease extension and termination options in the lease terms if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. In addition, the Company has elected to account for any non-lease components in its real estate leases as part of the associated lease component. The Company has also elected not to recognize leases with original lease terms of 12 months or less (i.e., short-term leases) on the Consolidated Balance Sheets.
Leases are classified as operating or finance leases at the lease commencement date; however, the Company has not entered into any finance leases. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.
The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the FHLB amortizing advance rate, adjusted for the lease term and other factors.
Bank Owned Life Insurance: The Company, through the Bank, has purchased life insurance policies on certain key officers. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Other Real Estate Owned: OREO is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are also expensed.
Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Mortgage Banking Derivatives: In connection with the origination of mortgage loans intended for sale, the Bank enters into loan commitments for fixed rate mortgage loans, generally lasting 30 to 45 days and at market rates when initiated. Commitments to fund mortgage loans (i.e., interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded.
To deliver loans to the secondary market and to moderate its interest rate risk prior to sale, the Bank typically enters into non-exchange traded mandatory delivery forward sales contracts and best efforts forward sales contracts, which are also considered derivative instruments. These contracts are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives and loans held for sale, and both are carried at their fair value with changes included in earnings. The Bank considers the best efforts forward sales contracts that meet the net settlement requirement to be derivatives, as there are penalties to the Bank if it does not deliver the loan to the investor once the loan closes with the borrower.
Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is used to estimate the fair value of stock options, while market price of the Company’s common stock at the date of grant is used for restricted stock awards.
Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize forfeitures as a reversal of compensation cost expenses in the period that they occur.
Advertising: Advertising costs are expensed as incurred. These costs are included in marketing and business development expense in the Consolidated Statements of Income.
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. There was no valuation allowance recognized at December 31, 2021 and December 31, 2020.
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
Employee 401(k) Plan: The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of eligible employees’ salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. Employee 401(k) expense is the amount of safe harbor and employee matching contributions to the 401(k) plan.
Non-Qualified Stock Purchase Plan: Under the NSPP, all employees and Directors are eligible to participate in the plan. Employees may purchase available shares of common stock with post-tax dollars as of the grant date at a 10% discount to the price of shares offered under the DRIP, as determined by the Board of Directors, with limitations on deductions from employees’ income. Directors may purchase available shares of common stock with post-tax dollars as of the grant date at the price of shares offered under the DRIP, with no minimum deduction and a maximum deduction of the Directors’ board fees. NSPP compensation expense is recorded based on the 10% discount offered to employees and the number of shares purchased by employees.
Employee Stock Ownership Plan: The Company has an ESOP for eligible employees. The amount of profit-sharing contributions to the ESOP is approved by the Board of Directors, and the Company purchases shares of the Company’s common stock based on the amount of approved contributions. Profit-sharing expense is the amount of contributions to the ESOP.
Preferred Stock: The Company has issued cumulative nonconvertible Series A shares of preferred stock, on which it pays cash dividends at a rate of 9% (unless we have not redeemed the shares by the tenth anniversary of their issuance, in which event the rate is subject to be increased to 11%). The Company has also issued cumulative convertible Series B shares of preferred stock, on which it pays cash dividends at a rate of 8% (unless we have not redeemed the shares by the tenth

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
anniversary of their issuance, in which event the rate is subject to be increased to 9%). The Series B shares are convertible at a ratio of liquidation value to tangible book value at the option of the shareholder. All preferred stock has liquidation preference relative to the Company’s common stock.
Earnings per Common Share: Basic earnings per common share is net income less preferred stock dividends (i.e., net income available to common shareholders) divided by the weighted average number of common shares outstanding during the year. Diluted earnings per common share includes the dilutive effect of vested stock options that are considered in-the-money and the dilutive effect of the potential conversion of Series B preferred stock to common stock.
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.
Restrictions on Cash: The Federal Reserve Board reduced reserve requirement ratios to 0% effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. Cash was required to be pledged as collateral with a broker-dealer for trading mortgage banking derivatives. The balance of cash pledged for trading at December 31, 2021 and December 31, 2020 was $948 and $477.
Operating Segments: Operating segments as defined by FASB ASC 280, “Segment Reporting”, are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The accounting policies of operating segments are the same as those described elsewhere in this footnote. Revenue for all segments is derived from external sources. See Note 18 for further discussion of the Company’s operating segments.
Revenue Recognition: Revenue earned on interest-earning assets is recognized based on the effective yield of the financial instrument. Revenue recognized from contracts with customers, which is accounted for under ASC 606, “Revenue from Contracts with Customers”, is primarily included in the Company’s non-interest income. Interest income and certain other types of non-interest income are accounted for under other applicable accounting standards.
A description of the Company’s revenue streams accounted for under ASC 606 are as follows:
Service Charges on Deposit Accounts – The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include but are not limited to services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.
Debit Card Interchange Fees – The Company earns interchange fees from debit cardholder transactions through the MasterCard payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.
Gains/Losses on Sales of OREO – The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 2 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at December 31, 2021 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$7,624	$—	$(89)	$7,535
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,470	—	(76)	4,394
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	19,370	—	(406)	18,964
Total investment securities available for sale	$31,464	$—	$(571)	$30,893
As of December 31, 2021, the Company's investment portfolio consisted of 9 securities, all of which were in an unrealized loss position. The investment securities available for sale were purchased during the year ended December 31, 2021 and, therefore, had been in an unrealized loss position for less than 12 months at December 31, 2021.The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2021.
The Company had one security held to maturity at December 31, 2021 and December 31, 2020, which matures in August 2039. The security is a debt security to a government-sponsored enterprise and its amortized cost was $2 and $41, the unrecognized loss was $0 and $2, and the fair value was $2 and $39 at December 31, 2021 and December 31, 2020, respectively.
The security held to maturity had been in an unrealized loss position for over 12 months at December 31, 2021 and December 31, 2020. The unrealized loss has not been recognized into income because the issuer is of high credit quality as a government-sponsored enterprise, management does not intend to sell and it is likely that management will not be required to sell the security prior to its anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments and the fair value is expected to recover as the bond approaches maturity.
No securities were pledged as of December 31, 2021 or December 31, 2020, and there were no sales of investment securities during the year ended December 31, 2021 or December 31, 2020.
All securities have contractual remaining maturities of more than 10 years. The weighted average market yield of all securities was 1.21%.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 3 – LOANS
Loans held for investment, at amortized cost, at December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021	December 31, 2020
Real estate:
Residential	$87,235	$64,724
Commercial	163,477	114,884
Construction and land	18,632	15,113
Commercial and industrial	217,155	193,927
Commercial and industrial - PPP	80,158	838,847
Consumer and other	3,581	2,896
Loans held for investment, at amortized cost, gross	570,238	1,230,391
Deferred loan costs (fees), net	7,975	(5,819)
Discount on SBA 7(a) loans sold(1)	(3,866)	(5,417)
Discount on PPP loans purchased	(13)	(97)
Allowance for loan losses	(13,452)	(21,162)
Loans held for investment, at amortized cost	$560,882	$1,197,896
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.
Commercial and industrial – PPP which consists of loans originated under the CARES Act’s economic relief program and carry a 100% government guarantee. During the year ended December 31, 2021, the Company originated $329,315 and sold $326,318 in PPP loans. During the year ended December 31, 2020, the Company originated $876,603 and purchased $22,404 in PPP loans. The sale of the PPP loans resulted in a $13,817 gain from the sale in the second quarter of 2021.
NOTE 4 - ALLOWANCE FOR LOAN LOSSES
The following schedule presents the activity in the allowance for loan losses by loan segment for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Balance, beginning of period	$21,162	$10,742
Charge-offs:
Real estate - residential	—	(7)
Real estate - commercial	(169)	(427)
Commercial and industrial	(4,919)	(6,336)
Consumer and other	(70)	(98)
Total charge-offs	(5,158)	(6,868)
Recoveries:
Real estate - commercial	78	—
Commercial and industrial	863	311
Consumer and other	7	77
Total recoveries	948	388
Net (charge-offs) recoveries	(4,210)	(6,480)
Provision for loan losses	(3,500)	16,900
Balance, end of period	$13,452	$21,162
Net charge-offs (recoveries) to total average loans held for investment	0.44%	0.70%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by loan segment and based on impairment method at December 31, 2021. The government guaranteed loan balances are included in the collectively evaluated for impairment balances.

	Real Estate- Residential	Real Estate- Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$91	$—	$902	$—	$—	$—	$993
Collectively evaluated for impairment	1,437	2,258	241	8,300	—	154	69	12,459
Total	$1,437	$2,349	$241	$9,202	$—	$154	$69	$13,452
Loans:
Individually evaluated for impairment	$124	$2,900	$—	$902	$—	$—	$—	$3,926
Collectively evaluated for impairment	87,111	160,577	18,632	216,253	80,158	3,581	—	566,312
Total	$87,235	$163,477	$18,632	$217,155	$80,158	$3,581	$—	$570,238
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by loan segment and based on impairment method at December 31, 2020. The government guaranteed loan balances are included in the collectively evaluated for impairment balances.

	Real Estate- Residential	Real Estate- Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$162	$—	$948	$—	$—	$—	$1,110
Collectively evaluated for impairment	2,088	2,737	310	14,470	—	252	195	20,052
Total	$2,088	$2,899	$310	$15,418	$—	$252	$195	$21,162
Loans:
Individually evaluated for impairment	$—	$2,348	$—	$948	$—	$—	$—	$3,296
Collectively evaluated for impairment	64,724	112,536	15,113	192,979	838,847	2,896	—	1,227,095
Total	$64,724	$114,884	$15,113	$193,927	$838,847	$2,896	$—	$1,230,391

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table presents information related to impaired loans by loan segment at and for the year ended December 31, 2021:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate - residential	$124	$124	$—	$31	$—	$—
Real estate - commercial	2,763	2,763	—	2,353	8	8
Real estate - construction and land	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	2,887	2,887	—	2,384	8	8
With an allowance recorded:
Real estate - residential	—	—	—	—	—	—
Real estate - commercial	137	137	91	360	—	—
Real estate - construction and land	—	—	—	—	—	—
Commercial and industrial	902	902	902	874	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1,039	1,039	993	1,234	—	—
Total	$3,926	$3,926	$993	$3,618	$8	$8
The following table presents information related to impaired loans by loan segment at and for the year ended December 31, 2020:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate - residential	$—	$—	$—	$23	$—	$—
Real estate - commercial	1,699	1,272	—	946	48	36
Real estate - construction and land	—	—	—	—	—	—
Commercial and industrial	—	—	—	46	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1,699	1,272	—	1,015	48	36
With an allowance recorded:
Real estate - residential	—	—	—	—	—	—
Real estate - commercial	1,076	1,076	162	1,085	—	—
Real estate - construction and land	—	—	—	—	—	—
Commercial and industrial	948	948	948	2,008	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	2,024	2,024	1,110	3,093	—	—
Total	$3,723	$3,296	$1,110	$4,108	$48	$36
The unpaid principal balance represents the outstanding contractual balance. For purposes of the impaired loans by loan segment tables above, the unpaid principal balance and recorded investment do not include the government guaranteed balance. The government guaranteed balances of impaired loans at December 31, 2021 and December 31, 2020 were $6,197 and $6,259, respectively.
Nonaccrual loans and loans past due over 89 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans. The unguaranteed portions of government guaranteed loans that are under $100,000 are reserved in full. Impaired loans include commercial loans that are individually evaluated for impairment and deemed impaired as well as TDR for all loan portfolio segments. The sum of nonaccrual loans and loans past due over 89 days still on accrual will differ from the total impaired loan amount.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following tables present the recorded investment in nonaccrual and loans past due over 89 days still on accrual by loan segment at December 31, 2021 and December 31, 2020. In the following table, the recorded investment does not include the government guaranteed balance.

	Nonaccrual		Loans Past Due Over 89 Days Still Accruing
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Real estate - residential	$124	$—	$126	$573
Real estate - commercial	2,815	1,806	—	—
Commercial and industrial	902	948	—	—
Total	$3,841	$2,754	$126	$573
The following table presents the aging of the recorded investment in past due loans at December 31, 2021 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$57	$250	$307	$86,928	$87,235
Real estate - commercial	192	1,778	1,970	161,507	163,477
Real estate - construction and land	—	—	—	18,632	18,632
Commercial and industrial	991	424	1,415	215,740	217,155
Commercial and industrial - PPP	—	—	—	80,158	80,158
Consumer and other	—	—	—	3,581	3,581
Total	$1,240	$2,452	$3,692	$566,546	$570,238

(1) For the purposes of the table above, $10,360 of balances 30-89 days past due and $2,807 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guaranty, $11,089 of commercial and industrial PPP loans are primarily due to delinquencies from borrowers with only a PPP loan and no other First Home Bank product. These borrowers were non-responsive to requests for forgiveness applications and payments, and applications were subsequently submitted to the SBA for their 100% guarantee purchase from the Bank.

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

(1) For the purposes of the table above, $252 of balances 30-89 days past due and $5,023 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guaranty.

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
The table below sets forth credit exposure for the loan portfolio disaggregated by loan segment based on internally assigned risk ratings at December 31, 2021:

	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate - residential	$87,233	$—	$2	$—	$87,235
Real estate - commercial	160,492	170	2,815	—	163,477
Real estate - construction and land	18,632	—	—	—	18,632
Commercial and industrial	212,544	1,850	2,761	—	217,155
Commercial and industrial - PPP	80,158	—	—	—	80,158
Consumer and other	3,581	—	—	—	3,581
Loans held for investment, at amortized cost	$562,640	$2,020	$5,578	$—	$570,238
The table below sets forth credit exposure for the loan portfolio disaggregated by loan segment based on internally assigned risk ratings at December 31, 2020:

	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate - residential	$64,593	$—	$131	$—	$64,724
Real estate - commercial	112,260	431	2,193	—	114,884
Real estate - construction and land	15,113	—	—	—	15,113
Commercial and industrial	186,781	5,177	1,896	73	193,927
Commercial and industrial - PPP	838,847	—	—	—	838,847
Consumer and other	2,896	—	—	—	2,896
Loans held for investment, at amortized cost	$1,220,490	$5,608	$4,220	$73	$1,230,391
Troubled Debt Restructurings
The following table presents loans classified as TDR at December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
	Accruing	Nonaccruing	Accruing	Nonaccruing
Real estate - commercial	$85	$1,116	$542	$666
The Company had not committed to lend any additional amounts to the loans classified as TDR at December 31, 2021 and December 31, 2020. The Company estimated $38 and $0 of impaired loan loss reserves for these loans at December 31, 2021 and December 31, 2020, respectively. There were no loans which were modified in the previous twelve months that defaulted during the year ended December 31, 2021.
There were no new loans classified as TDR during the year ended December 31, 2021.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The CARES Act signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDR and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The CAA signed into law on December 27, 2020, extends the applicable period to include modifications to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the date of the termination of the COVID-19 national emergency. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDR. The Company is applying this guidance to qualifying loan modifications.
Loan modifications related to COVID-19 at December 31, 2021 and December 31, 2020 are presented in the table below:

	December 31, 2021		December 31, 2020
	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
Real estate - residential	1	$258	11	$7,106
Real estate - commercial	—	—	4	1,849
Real estate - construction and land	—	—	2	1,424
Commercial and industrial	23	1,113	220	9,624
Total loan modifications related to COVID-19	24	$1,371	237	$20,003
NOTE 5 – FAIR VALUE
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
Residential Loans Held for Sale: The Company has elected to account for residential loans held for sale at fair value. The fair value of loans held for sale is determined using either actual quoted prices for the assets (Level 1) whenever possible or quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2). The gain (loss) on loans held for sale is included in residential fee income in the Consolidated Statements of Income.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Mortgage Banking Derivatives: Mortgage banking derivatives used in the ordinary course of business primarily consist of mandatory forward sales contracts, best efforts forward sales contracts, and interest rate lock commitments. The fair value of mandatory forward sales contracts is measured using quoted market prices (Level 1), or in some cases when quoted market prices are not available, the pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company (Level 2). Interest rate lock commitments involve pricing derived from market observable inputs that are adjusted based on pull-through rates. Pull-through rates are an unobservable input which are the Company’s estimate of the percentage of interest rate lock commitments expected to result in closed loans (Level 3). The fair value of best efforts forward sales contracts is measured using market observable inputs that are adjusted using unobservable inputs including duration, spread, and pull-through rates (Level 3).
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
SBA Loan Servicing Rights: On a quarterly basis, SBA loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value. The fair value of SBA servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. There were no SBA loan servicing rights carried at fair value at December 31, 2021 and December 31, 2020.
Assets and liabilities measured at fair value on a recurring basis at December 31, 2021 are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$30,893	$—	$30,893
Residential loans held for sale	43,837	70,294	—	114,131
SBA loans held for investment, at fair value	—	—	9,614	9,614
Interest rate lock commitments	—	—	1,435	1,435
Mandatory forward sales contracts	88	—	—	88
Best efforts forward sales contracts	—	—	27	27
Financial liabilities
Interest rate lock commitments	$—	$—	$23	$23
Mandatory forward sales contracts	166	—	—	166

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Assets and liabilities measured at fair value on a recurring basis at December 31, 2020 are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Residential loans held for sale	$21,888	$186,816	$—	$208,704
SBA loans held for investment, at fair value	—	—	9,264	9,264
Interest rate lock commitments	—	—	7,565	7,565
Best efforts forward sales contracts	—	—	55	55
Financial liabilities
Interest rate lock commitments	$—	$—	$12	$12
Mandatory forward sales contracts	4,455	—	—	4,455
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the reported periods.
Financial Instruments Recorded Using Fair Value Option
The Company has elected the fair value option for residential loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual term of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual at December 31, 2021 and December 31, 2020.
The aggregate fair value, contractual balance, and gain at December 31, 2021 and December 31, 2020 for residential loans held for sale were as follows:

	December 31, 2021	December 31, 2020
Aggregate fair value	$114,131	$208,704
Contractual balance	110,335	199,974
Gain	$3,796	$8,730
The total amount of gains and losses from changes in fair value and interest income included in earnings for the years ended December 31, 2021 and 2020 for residential loans held for sale were as follows:

	Year Ended December 31,
	2021	2020
Interest income	$3,717	$2,684
Change in fair value	(4,934)	6,049
Total gain (loss)	$(1,217)	$8,733
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The aggregate fair value, contractual balance, and gain (loss) at December 31, 2021 and December 31, 2020 for SBA loans held for investment, at fair value, were as follows:

	December 31, 2021	December 31, 2020
Aggregate fair value	$9,614	$9,264
Contractual balance	9,429	9,263
Gain (loss)	$185	$1
The total amount of gains and losses from changes in fair value and interest income included in earnings for the years ended December 31, 2021 and 2020 for SBA loans held for investment, at fair value, were as follows:

	Year Ended December 31,
	2021	2020
Interest income	$559	$725
Change in fair value	184	1
Total gain	$743	$726
Changes in fair value for SBA loans held for investment, at fair value, were included in SBA fair value gain (loss) on the Consolidated Statements of Income.
The table below presents a reconciliation of SBA loans held for investment, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Balance of SBA loans held for investment at fair value, beginning of period	$9,264	$10,341
Principal payments	(1,227)	(741)
Charge-offs	(8)	(97)
SBA repurchase of guaranteed balances	—	(240)
Repurchase of guaranteed balances previously participated	1,401	—
Total gains during the period	184	1
Balance of SBA loans held for investment at fair value, end of period	$9,614	$9,264
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of SBA loans held for investment, at fair value, interest rate lock commitments, best efforts forward sales contracts falling within Level 3 of the fair value hierarchy at December 31, 2021 and December 31, 2020:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
December 31, 2021
SBA loans held for	$9,614	Discounted	Discount Rate	3.22%-6.72% (4.22%)
investment, at fair value		Cash Flow	Conditional Prepayment Rate	10.56%-10.56% (10.56%)
Interest rate lock commitments	1,412	Quoted market prices	Pull-through expectations	24.00%-100.00% (84.40%)
Best efforts forward sales contracts	27	Quoted market prices	Pull-through expectations	24.00%-80.00% (65.79%)
December 31, 2020
SBA loans held for	$9,264	Discounted	Discount Rate	3.24%-6.74% (4.37%)
investment, at fair value		Cash Flow	Conditional Prepayment Rate	10.53%-10.56% (10.55%)
Interest rate lock commitments	7,553	Quoted market prices	Pull-through expectations	52.50%-100.00% (81.63%)
Best efforts forward sales contracts	55	Quoted market prices	Pull-through expectations	52.50%-80.00% (73.37%)
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
The significant unobservable inputs impacting the fair value measurement of interest rate lock commitments and best efforts sales contracts include pull-through rate. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitments and best efforts forward sale contracts will result in positive fair value adjustments (and an increase in the fair value measurement). Conversely, a decrease in the pull-through rate will result in a negative fair value adjustment (and a decrease in the fair value measurement).
Assets measured at fair value on a nonrecurring basis at December 31, 2021 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$1,614	Discount appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Assets measured at fair value on a nonrecurring basis at December 31, 2020 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$1,583	Discount appraisals, estimated net realizable value of collateral	Collateral discounts	20-75%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at December 31, 2021 and December 31, 2020 are as follows:

		December 31, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$109,727	$109,727	$55,379	$55,379
Time deposits in banks	2	2,381	2,437	2,381	2,521
Investment securities held to maturity	2	2	2	41	39
Restricted equity securities, at cost	2	2,827	2,827	2,362	2,362
Government guaranteed loans held for sale	2	1,460	1,460	—	—
Loans held for investment, at amortized cost	3	560,882	569,394	1,197,896	1,213,967
Accrued interest receivable	3	3,564	3,564	7,300	7,300
SBA loan servicing rights	3	6,407	8,050	8,160	9,709
Mortgage loan servicing rights	3	212	212	—	—
Liabilities:
Noninterest-bearing deposits	2	$83,638	$83,638	$62,650	$62,650
Interest-bearing transaction accounts	2	163,495	163,495	140,265	140,265
Savings and money market deposits	2	423,864	423,864	286,744	286,744
Time deposits	2	50,688	51,049	69,125	69,743
Subordinated debentures	2	5,985	6,175	5,948	6,516
Notes payable	2	3,299	3,350	3,754	3,754
PPP Liquidity Facility	2	69,654	69,654	881,262	881,262
Accrued interest payable	2	326	326	1,999	1,999
NOTE 6 – SBA LOAN SERVICING ACTIVITIES
At December 31, 2021 and December 31, 2020, the principal balance of SBA loans, excluding PPP loans, retained by the Company was $300,415 and $253,330, respectively, of which $171,548 and $110,196 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of SBA loans serviced for others requiring recognition of a servicing asset were $459,670 and $524,910 at December 31, 2021 and December 31, 2020, respectively.
Activity for SBA loan servicing rights for the year ended December 31, 2021 and 2020 follows:

	Year Ended
	December 31, 2021	December 31, 2020
Beginning of period	$8,160	$11,280
Additions	1,229	530
Amortization	(2,982)	(3,650)
End of period	$6,407	$8,160
The fair value of SBA loan servicing rights was $8,050 and $9,709 at December 31, 2021 and December 31, 2020, respectively. Fair value was determined using a weighted average discount rate of 12.13% and a weighted average prepayment speed of 10.37% at December 31, 2021. Fair value was determined using a weighted average discount rate of

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
11.75% and a weighted average prepayment speed of 10.34% at December 31, 2020. The SBA loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain (loss) on sale of SBA loans, excluding sale of PPP loans, for the years ended December 31, 2021 and December 31, 2020:

	Year Ended
	December 31, 2021	December 31, 2020
Gain on sale of guaranteed SBA loans	$3,435	$2,087
Loss on sale of unguaranteed SBA loans	(406)	(70)
Costs recognized on sale of SBA loans	(51)	(895)
Fair value of servicing rights created	1,229	530
Gain on sale of SBA loans, net	$4,207	$1,652
The Company also sold PPP loans, servicing released, for a net gain of $13,817 for the year ended December 31, 2021.
NOTE 7 – PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2021 and 2020 were as follows:

	2021	2020
Land and improvements	$4,194	$3,543
Building and improvements	9,590	6,853
Leasehold improvements	2,433	1,972
Furniture, fixtures, and equipment	7,034	6,048
Fixed assets in process	12,247	4,417
Total premises and equipment	35,498	22,833
Accumulated depreciation and amortization	(5,827)	(4,718)
Net premises and equipment	$29,671	$18,115
Depreciation and amortization expense was $1,741 and $1,411 for the years ended December 31, 2021 and December 31, 2020.
NOTE 8 – LEASES
Lease Expense
For the year ended December 31, 2021 and December 31, 2020, the components of total lease cost and supplemental information related to operating leases were as follows:

	Year Ended December 31,
	2021	2020
Operating lease cost	$1,456	$1,210
Short-term lease cost	694	670
Total lease cost, net	$2,150	$1,880

	Year Ended December 31,
	2021	2020
Operating cash flows related to operating leases	$1,440	$1,123
Right-of-use assets obtained in exchange for new operating lease liabilities	543	2,000
	$1,983	$3,123
At December 31, 2021, the weighted average discount rate of operating leases was 2.03% and the weighted average remaining life of operating leases was 4.27 years.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Lease Obligations
The future minimum lease payments for operating leases, subsequent to December 31, 2021, as recorded on the balance sheet, are summarized as follows:

2022	$1,455
2023	1,162
2024	1,087
2025	685
2026	593
Thereafter	301
Total undiscounted lease payments	$5,283
Less: imputed interest	(536)
Net lease liabilities	$4,747
NOTE 9 – OTHER BORROWINGS
In June 2021, the Company issued $6,000 of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial five years of term and carry interest at a floating rate for the final 5 years of term. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. These Debentures were issued to redeem a $6,000 Subordinated Debenture which was issued in December 2018 and which carried interest at a rate of 6.875% per annum.The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5,985 and $5,948 at December 31, 2021 and December 31, 2020, respectively.
In March 2020, the Company renegotiated the terms of its outstanding senior debt and combined its line of credit and term note into one amortizing note with quarterly principal and interest payments with interest at Prime (3.25% at December 31, 2021). The new note matures on March 10, 2029 and the balance of the note was $3,299 and $3,754 at December 31, 2021 and December 31, 2020, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note. As of December 31, 2021, the Company was in compliance with all debt covenants.
In April 2020, the Company entered into the PPPLF. The advances accrued interest at 0.35% per annum and matured at various dates equal to the maturity date of the PPP loan collateral pledged to secure the advance which ranged from April 15, 2022 to August 27, 2025 as of December 31, 2021. On the maturity date of each advance, the Company shall repay the advance plus accrued interest. The balances outstanding on this facility were $69,654 and $881,262 at December 31, 2021 and December 31, 2020, respectively. In the first quarter of 2022, the Company repaid the remaining balance of the advance.
NOTE 10 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock and stock options. Total compensation cost that was charged against income related to the Equity Plan was $461 and $397 for the years ended December 31, 2021 and 2020, respectively.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
A summary of changes in the Company’s nonvested restricted shares for the year ended December 31, 2021 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2021	4,130	$14.63
Granted	4,008	13.33
Vested	(5,655)	13.61
Forfeited	—	—
Nonvested at December 31, 2021	2,483	$14.86
At December 31, 2021 there was $14 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 0.6 years. The total fair value of shares vested during the years ended December 31, 2021 and 2020 was $85 and $321, respectively.
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
The fair value of options granted during the year ended December 31, 2021 were determined using the following weighted average assumptions as of grant date:

December 31, 2021
Risk-free interest rate (%)	0.82
Expected term (years)	7.50
Expected stock price volatility (%)	29.57
Dividend yield (%)	1.82
A summary of the activity in the Equity Plan for the year ended December 31, 2021 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	332,708	$16.01
Granted	127,275	14.67
Exercised	—	—
Forfeited	(3,600)	15.13
Expired	(5,625)	16.45
Outstanding at December 31, 2021	450,758	$15.64	7.71	$3,216
Vested and exercisable at December 31, 2021	180,318	$16.52	6.96	$1,191

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The weighted average fair value of options granted during the years ended December 31, 2021 and 2020 was $3.70 and $3.71, respectively. Total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan was $622 at December 31, 2021. This cost is expected to be recognized over a weighted average period of 2.33 years.
NOTE 11 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and other stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. During the year ended December 31, 2021 and 2020, 17,971 and 34,737 shares were purchased at an average price of $21.68 and $14.67, respectively.
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the years ended December 31, 2021 and 2020 was $80 and $43, respectively.
The Company has a Salary Continuation Agreement, (the “Agreement”), with an executive officer. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. If early termination occurs before December 31, 2022, the executive will not receive any benefit under the Agreement. The liability recorded for the Agreement was $312 and $241 at December 31, 2021 and 2020, respectively, and the related expense for the years ended December 31, 2021 and 2020 was $71 and $82, respectively.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of each employee’s salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. Expense recognized in relation to the 401(k) plan was $2,487 and $1,978 for the years ended December 31, 2021 and 2020, respectively.
In December 2018, the Company approved an ESOP for eligible employees as of January 1, 2018. Each year, the Company’s Board of Directors may approve a discretionary percentage of employees’ salaries to be contributed to the ESOP for eligible employees. The Board approved 1% and 2% of salaries for eligible employees in 2021 and 2020, respectively. Expense related to the ESOP was $490 and $395 for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021 and 2020, $366 and $260, respectively, was contributed to the ESOP. The Company has contributed 57,620 common shares to the ESOP since its approval in December 2018.
NOTE 12 – INCOME TAXES
Income tax expense (benefit) for the years ended December 31, 2021 and 2020 was as follows:

	2021	2020
Current tax provision:
Federal	$3,852	$5,088
State	503	1,693
Total Current tax provision	4,355	6,781
Deferred expense (benefit):
Federal	2,727	(2,902)
State	778	(804)
Total deferred expense (benefit):	3,505	(3,706)
Total income tax expense	$7,860	$3,075
The effective tax rate differed from the federal statutory rate of 21% in 2021 and 2020 as follows:

	2021	2020
Federal tax based on federal corporate statutory rate	$6,820	$3,313
State tax, net of federal effect	1,012	702
Changes resulting from:
CARES Act tax benefit	—	(968)
Other, net	28	28
Total Income tax expense	$7,860	$3,075

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Deferred tax assets and liabilities at December 31, 2021 and December 31, 2020 were due to the following:

	2021	2020
Deferred tax assets:
Allowance for loan losses	$3,238	$5,364
Deferred loan fees	274	3,358
Discount on loans sold	934	1,396
Operating lease liabilities	1,143	995
Accrued bonuses	534	454
Other	962	598
Total gross deferred tax assets	7,085	12,165
Deferred tax liabilities:
Mortgage banking fair value adjustments	(1,074)	(2,861)
SBA loan servicing rights	(1,542)	(2,068)
Deferred loan costs	(2,193)	(1,884)
Right-of-use operating lease assets	(1,094)	(947)
Depreciation	(693)	(597)
Other	(35)	—
Total gross deferred tax liabilities	(6,631)	(8,357)
Net deferred tax asset	$454	$3,808
At December 31, 2021 and December 31, 2020, the Company did not have any federal net operating loss carryforwards. In March 2020, the Company recognized a one-time tax benefit of $968 as a result of the CARES Act, which allowed for carryback of 2018 net operating loss to tax years with higher corporate tax rates.
The Company and its subsidiary file a consolidated U.S. Corporation federal income tax return which is subject to examination by taxing authorities for years 2018 and later.There were no unrecognized tax benefits at December 31, 2021, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense when applicable. The Company did not record any interest and penalties for 2021 and 2020.
NOTE 13 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met all capital adequacy requirements to which it was subject at December 31, 2021 and December 31, 2020.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s classification.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2021:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$106,002	21.25%	$39,909	8.00%	$49,886	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$99,656	19.98%	$29,932	6.00%	$39,909	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$99,656	19.98%	$22,449	4.50%	$32,426	6.50%
Tier 1 Capital
(to Average Assets)	$99,656	12.22%	$32,619	4.00%	$40,774	5.00%
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2020:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$78,824	17.02%	$37,056	8.00%	$46,320	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$72,825	15.72%	$27,792	6.00%	$37,056	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$72,825	15.72%	$20,844	4.50%	$30,108	6.50%
Tier 1 Capital
(to Average Assets)	$72,825	11.75%	$24,799	4.00%	$30,998	5.00%
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
NOTE 14 – MORTGAGE BANKING ACTIVITIES
The following table presents the components of residential loan fee income for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Net gain realized on sale of residential loans held for sale	$89,578	$88,336
Net change in fair value recognized on residential loans held for sale	(4,934)	6,049
Net change in fair value recognized on interest rate lock commitments	(6,194)	6,536
Net change in fair value recognized on mandatory and best efforts forward sales contracts	7,229	(16,940)
Mortgage banking fees	9,864	8,697
Residential loan fee income	$95,543	$92,678
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
At December 31, 2021 and December 31, 2020, the Company had interest rate lock commitments of $108,122 and $398,722, mandatory forwards contracts of $142,500 and $514,000, and forward sales contracts of $7,375 and $19,803, respectively. The fair value of these mortgage banking derivatives was reflected by a total derivative asset of $1,550 and $7,620 and a total derivative liability of $189 and $4,467 at December 31, 2021 and December 31, 2020, respectively. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage banking derivatives are included in residential loan fee income in the Consolidated Statements of Income.
The net gains (losses) relating to free-standing derivative instruments used for risk management at December 31, 2021 and December 31, 2020 are summarized below:

	December 31, 2021	December 31, 2020
Mandatory forward sales contracts	$(78)	$(4,455)
Best efforts forward sales contracts	27	55
Interest rate lock commitments	1,412	7,553
The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate lock commitments	$103,572	$1,435	$390,676	$7,565
Mandatory forward sales contracts	60,000	88	—	—
Best efforts forward sales contracts	7,375	27	19,803	55
Included in other liabilities:
Interest rate lock commitments	4,550	23	8,046	12
Mandatory forward sales contracts	82,500	166	514,000	4,455

NOTE 15 – RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates during 2021 were as follows:

2021
Balance at December 31, 2020	$10,028
New loans	347
Repayments	(3,061)
Balance at December 31, 2021	$7,314
Deposits from principal officers, directors, and their affiliates at December 31, 2021 and December 31, 2020 were $7,112 and $5,774.
The Company leases a portion of an office building from a related party of the Company. Rent payments related to these leases amounted to $539 and $409 for the years ended December 31, 2021 and 2020.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The Company entered into transactions during the normal course of business with an insurance agency that is a related party of the Company. Payments to the insurance agency amounted to $299 and $427 for the years ended December 31, 2021 and 2020.
NOTE 16 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
The contractual amounts of financial instruments with off-balance sheet risk at December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021	December 31, 2020
Unfunded loan commitments	$18,567	$34,867
Unused lines of credit	52,076	34,063
Standby letters of credit	68	68
All unused lines of credit at December 31, 2021 and December 31, 2020 were variable rate lines of credit and the majority of unfunded loan commitments at December 31, 2021 and December 31, 2020 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.
NOTE 17 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Basic:
Net income	$24,618	$12,703
Less: Preferred stock dividends	1,005	863
Net income available to common shareholders	$23,613	$11,840
Weighted average common shares outstanding	3,802,935	3,430,716
Basic earnings per common share	$6.21	$3.45
Diluted:
Net income	$24,618	$12,703
Less: Preferred stock dividends	1,005	863
Add: Series B preferred stock dividends	429	186
Net income available to common shareholders	$24,042	$12,026
Weighted average common shares outstanding for basic earnings per common share	3,802,935	3,430,716
Add: Dilutive effects of conversion of Series B preferred stock to common stock	270,743	570,607
Add: Dilutive effects of assumed exercises of stock options/warrants	111,905	—
Average shares and dilutive potential common shares	4,185,583	4,001,323
Diluted earnings per common share	$5.74	$3.01
There were no common stock options excluded in computing diluted earnings per share for the year ended December 31, 2021 compared to 94,865 shares of common stock options that were excluded in computing diluted earnings per common share for the year ended December 31, 2020, because they were anti-dilutive.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 18 – OPERATING SEGMENTS
The Company has two reportable segments: Banking and Residential Mortgage Lending. The Banking segment provides a variety of traditional community banking services through its full-service banking centers located in St. Petersburg, Seminole, Pinellas Park, Clearwater, Sarasota,Tampa, and Belleair Bluffs, Florida, as well as SBA lending services throughout the nation. The Residential Mortgage Lending segment originates residential mortgage loans primarily for sale in the secondary market with offices throughout the nation. Loans and deposits provide the revenues in the Banking segment and loan sales provide the revenues in the Residential Lending segment.
Segment profit and loss is measured by net income after income tax. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process. Due to the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.
Information about reportable segments and reconciliation of such information to the Consolidated Financial Statements follows:

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Residential Mortgage	Banking	Consolidated	Residential Mortgage	Banking	Consolidated
Interest income	$3,717	$43,826	$47,543	$2,684	$41,046	$43,730
Interest expense	2,480	4,820	7,300	1,914	8,364	10,278
Net interest income	1,237	39,006	40,243	770	32,682	33,452
Provision for loan losses	—	(3,500)	(3,500)	—	16,900	16,900
Noninterest income:
Residential loan fee income	95,543	—	95,543	92,678	—	92,678
Internal transfer for portfolio loans originated	336	(336)	—	35	(35)	—
Other noninterest income	49	21,985	22,034	64	4,953	5,017
Total noninterest income	95,928	21,649	117,577	92,777	4,918	97,695
Total noninterest expense	80,279	48,563	128,842	65,229	33,240	98,469
Income before income tax expense	16,886	15,592	32,478	28,318	(12,540)	15,778
Income tax expense	4,661	3,199	7,860	7,929	(4,854)	3,075
Net income	$12,225	$12,393	$24,618	$20,389	$(7,686)	$12,703
Period end assets	$115,810	$801,285	$917,095	$217,422	$1,327,269	$1,544,691

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 19 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of BayFirst Financial Corp. follows:

BALANCE SHEETS - PARENT COMPANY
	December 31,
	2021	2020
Assets:
Cash on deposit with subsidiary	$2,551	$2,438
Loans held for investment, at amortized cost	36	63
Investment in subsidiary	103,481	78,410
Other assets	158	53
Total Assets	$106,226	$80,964
Liabilities:
Subordinated debentures	$5,985	$5,948
Notes payable	3,299	3,754
Accrued interest payable	8	8
Accrued expenses and other liabilities	644	185
Total liabilities	9,936	9,895
Stockholders' equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 and 6,395 shares issued and outstanding; aggregate liquidation preference of $6,395 and $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 and 8,760 shares issued and outstanding; aggregate liquidation preference of $3,210 and $8,760	3,123	8,516
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 3,981,117 and 3,485,018 shares issued and outstanding	51,496	43,043
Accumulated other comprehensive income (loss), net	(420)	—
Unearned compensation	(17)	(41)
Retained earnings	35,947	13,390
Total stockholders' equity	96,290	71,069
Total liabilities and stockholders' equity	$106,226	$80,964

STATEMENTS OF INCOME - PARENT COMPANY
	For the Years Ended December 31,
	2021	2020
Income:
Dividend income from bank subsidiary	$1,000	$—
Expense:
Interest expense	567	596
Other expenses	1,279	397
Total expense	1,846	993
Loss before taxes and equity in earnings of subsidiary	(846)	(993)
Income tax benefits	(434)	(298)
Loss before equity in earnings of subsidiary	(412)	(695)
Equity in undistributed earnings of subsidiary	25,030	13,398
Net income	$24,618	$12,703

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

STATEMENTS OF CASH FLOWS - PARENT COMPANY
	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$24,618	$12,703
Adjustments to reconcile net income
to net cash from operating activities -
Equity in earnings from subsidiary	(25,030)	(13,398)
Amortization of debt issuance costs	105	13
Stock based compensation expense	51	24
Change in other assets	(105)	(8)
Change in other liabilities and accrued interest payable	459	67
Net cash from operating activities	98	(599)
Cash flows from investing activities:
Contributions to subsidiary	—	(4,500)
Loan origination and payments, net	27	9
Net cash from investing activities	27	(4,491)
Cash flows from financing activities:
Payments on notes payable	(455)	(342)
Proceeds from issuance of subordinated debt, net of costs	5,932	—
Redemption of subordinated debt	(6,000)	—
Proceeds from issuance of preferred stock, net	727	6,516
Proceeds from sale of common stock, net	1,850	1,096
ESOP contribution	366	260
Unearned ESOP shares allocation	(371)	—
Dividends paid on common stock	(1,056)	(915)
Dividends paid on preferred stock	(1,005)	(863)
Net cash from financing activities	(12)	5,752
Net change in cash	113	662
Cash at beginning of year	2,438	1,776
Cash at end of year	$2,551	$2,438
Supplemental noncash disclosures
Conversion of Series B preferred stock to common stock	$6,120	$—
Conversion of subordinated debt to preferred stock, Series B	—	500
Conversion of Series A preferred stock to Series B preferred stock	—	1,500

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of December 31, 2021, the last day of the period covered by this Annual Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2021, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
None
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is set forth under the headings “Proposal 1 – Election of Directors”, “Meetings”, and “Nominating Committee” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed within 120 days after December 31, 2021, which is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this item is set forth under the headings "Executive and Director Compensation” appearing in the Company's Proxy Statement for the 2022 annual meeting of shareholders to be filed within 120 days after December 31, 2021, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2021. Additional information regarding stock incentive plans is presented in Note 10 to the consolidated financial statements included pursuant to Item 8 to this Form 10-K.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	450,758	$15.64	104,731
Equity compensation plans not approved by security holders	—	—	—
Total	450,758	$15.64	104,731
Other information required by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed within 120 days after December 31, 2021, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the headings “Transactions with Related Persons” and “Director Independence” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed within 120 days after December 31, 2021, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item is set forth under the heading "Fees Paid to Auditors” and “Audit Committee Report" appearing in the Company's Proxy Statement for the 2022 annual meeting of shareholders to be filed with the SEC within 120 days after December 31, 2021, which is incorporated herein by reference. The Independent Registered Public Accounting Firm is Dixon Hughes Goodman LLP (PCAOB Firm ID No. 57) located in Tampa, Florida.

Part IV
ITEM 15. EXHIBITS
(a) The following documents are filed as part of this report:
(1) Financial Statements:
The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Consolidated Balance Sheets –December 31, 2021 and 2020
Consolidated Statements of Income – Years Ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2021 and 2020
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows – Years Ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules:
All schedules are omitted as such information is inapplicable or is included in the financial statements.
(3) Exhibits.
The exhibits are filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit Name
*3.1	Amended and Restated Articles of Incorporation
*3.2	Bylaws
*3.3	Amendment to Bylaws, dated August 22, 2019
*4.1	Form of common stock certificate
*4.2	Form of Series A Preferred Stock certificate
*4.3	Form of warrant certificate
*4.4	Warrant Agreement with Continental Stock Transfer & Trust Company, dated November 14, 2019
*4.5	Form of Series B Convertible Preferred Stock certificate
*4.6	Amendment to Warrant Agreement, dated as of July 6, 2021
*10.1	Employment Agreement with Anthony N. Leo, dated April 18, 2017
*10.2	Salary Continuation Agreement with Anthony N. Leo, dated April 18, 2017
*10.3	Amended and Restated 2017 Equity Incentive Plan
*10.4	Form of Stock Option Agreement under Amended and Restated 2017 Equity Incentive Plan
*10.5	Form of Restricted Stock Award Grant Notice under Amended and Restated 2017 Equity Incentive Plan
*10.6	Form of Restricted Stock Unit Award Grant Notice under Amended and Restated 2017 Equity Incentive Plan
*10.7	Amended and Restated Dividend Reinvestment and Stock Purchase Plan
*10.8	2015 Non-Qualified Employee Stock Purchase Plan Amended and Restated, dated January 25, 2022
*10.9	First Amendment to 2015 Non-Qualified Employee Stock Purchase Plan
*10.10	Business Loan Agreement with First National Bankers Bank, dated March 10, 2021
*10.11	Form of 4.5% Fixed-to-Floating Subordinated Note Due 2021 issued on June 30, 2021
14.1	Code of Ethics
21.1	Subsidiaries of Registrant
23.1	Consent of Dixon Hughes Goodman LLP
31.1	Principal Executive Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
31.2	Principal Financial Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
101	Financial information from the Company’s Annual Report on Form 10-K for the year ended
December 31, 2021, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYFIRST FINANCIAL CORP.

Date:	March 30, 2022

By:	/s/ Anthony N. Leo
Anthony N. Leo
Chief Executive Officer (principal executive officer)

Date:	March 30, 2022

By:	/s/ Robin L. Oliver
Robin L. Oliver
Chief Financial Officer and Chief Operating Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George Apostolou George Apostolou	Director	March 30, 2022
/s/ Derek S. Berset Derek S. Berset	Director	March 30, 2022
/s/ Mark S. Berset Mark S. Berset	Director	March 30, 2022
/s/ Dennis R. DeLoach, III Dennis R. DeLoach, III	Director	March 30, 2022
/s/ Alexander Harris Alexander Harris	Director	March 30, 2022
/s/ Tarek Helal Tarek Helal	Director	March 30, 2022
/s/ Anthony N. Leo Anthony N. Leo	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2022
/s/ Robin L. Oliver Robin L. Oliver	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 30, 2022
/s/ Christos Politis, M.D. Christos Politis, M.D.	Director	March 30, 2022
/s/ Anthony Saravanos Anthony Saravanos	Director	March 30, 2022
/s/ Bradly W. Spoor Bradly W. Spoor	Director	March 30, 2022
/s/ Harold J. Winner Harold J. Winner	Director	March 30, 2022
/s/ Sheryl WuDunn Sheryl WuDunn	Director	March 30, 2022
/s/ Barbara Zipperian Barbara Zipperian	Director	March 30, 2022