Form 10-Q
period 2022-03-31
BayFirst Financial Corp.
filed 2022-05-13
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 4,013,036 shares of common stock as of May 11, 2022.

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

BAYFIRST FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
Part I - Financial Information
Item 1. Financial Statements

ASSETS
	March 31, 2022	December 31, 2021
	(Unaudited)
Cash and due from banks	$3,141	$2,869
Interest-bearing deposits in banks	118,960	106,858
Cash and cash equivalents	122,101	109,727
Time deposits in banks	3,881	2,381
Investment securities available for sale	41,656	30,893
Investment securities held to maturity	2	2
Restricted equity securities, at cost	2,520	2,827
Residential loans held for sale	75,022	114,131
Government guaranteed loans held for sale	1,445	1,460
SBA loans held for investment, at fair value	8,769	9,614
Loans held for investment, at amortized cost net of allowance for loan losses of $10,170 and $13,452	542,858	560,882
Accrued interest receivable	3,150	3,564
Premises and equipment, net	31,037	29,671
Loan servicing rights	7,601	6,619
Deferred income taxes	490	454
Right-of-use operating lease assets	4,166	4,543
Bank owned life insurance	24,698	24,547
Other assets	19,145	15,780
Total assets	$888,541	$917,095
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$92,680	$83,638
Interest-bearing transaction accounts	180,815	163,495
Savings and money market deposits	464,847	423,864
Time deposits	31,787	50,688
Total deposits	770,129	721,685
Subordinated debentures	5,987	5,985
Notes payable	3,186	3,299
PPP Liquidity Facility	—	69,654
Accrued interest payable	86	326
Operating lease liabilities	4,377	4,747
Accrued expenses and other liabilities	9,897	15,109
Total liabilities	793,662	820,805

Shareholders’ equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at March 31, 2022 and December 31, 2021; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at March 31, 2022 and December 31, 2021; aggregate liquidation preference of $3,210	3,123	3,123
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,013,173 and 3,981,117 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	52,252	51,496
Accumulated other comprehensive loss, net	(1,458)	(420)
Unearned compensation	(630)	(17)
Retained earnings	35,431	35,947
Total shareholders’ equity	94,879	96,290
Total liabilities and shareholders’ equity	$888,541	$917,095
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Interest income:
Loans, including fees	$7,555	$14,811
Interest-bearing deposits in banks and other	185	81
Total interest income	7,740	14,892
Interest expense:
Deposits	1,217	1,320
Borrowings	117	942
Total interest expense	1,334	2,262
Net interest income	6,406	12,630
Provision for loan losses	(2,400)	2,000
Net interest income after provision for loan losses	8,806	10,630
Noninterest income:
Residential loan fee income	13,191	32,029
Loan servicing income, net	461	704
Gain on sale of government guaranteed loans, net	4,621	—
Service charges and fees	282	222
SBA loan fair value gain (loss)	(197)	72
Other noninterest income	510	132
Total noninterest income	18,868	33,159
Noninterest expense:
Salaries and benefits	13,697	13,167
Bonus, commissions, and incentives	4,606	11,873
Mortgage banking	1,002	1,695
Occupancy and equipment	1,421	1,332
Data processing	1,467	1,269
Marketing and business development	1,742	1,642
Professional services	1,307	924
Loan origination and collection	670	496
Employee recruiting and development	871	614
Regulatory assessments	69	102
Other noninterest expense	795	607
Total noninterest expense	27,647	33,721
Income before income taxes	27	10,068
Income tax expense	14	2,557
Net income	13	7,511
Preferred stock dividends	208	332
Net income (loss attributable to) available to common shareholders	$(195)	$7,179
Basic earnings (loss) per common share	$(0.05)	$2.05
Diluted earnings (loss) per common share	$(0.05)	$1.82
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$13	$7,511
Net unrealized (losses) on investment securities available for sale	(1,377)	—
Deferred income tax benefit	339	—
Other comprehensive (loss), net	(1,038)	—
Comprehensive income (loss)	$(1,025)	$7,511
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Shares, Series A	Preferred Shares, Series B	Common Shares(1)	Preferred Stock, Series A	Preferred Stock, Series B	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total
Balance at January 1, 2021	6,395	8,760	3,485,018	$6,161	$8,516	$43,043	$—	$(41)	$13,390	$71,069
Net income	—	—	—	—	—	—	—	—	7,511	7,511
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	13,142	—	—	207	—	—	—	207
Dividend reinvestment plan	—	—	6,339	—	—	107	—	—	—	107
Issuance of common stock, net	—	—	14,471	—	—	224	—	—	—	224
Issuance of preferred stock, net	—	740	—	—	727	—	—	—	—	727
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	2,227	—	—	29	—	6	—	35
Stock option expense	—	—	—	—	—	106	—	—	—	106
Conversion of Series B preferred stock to common stock	—	(2,520)	157,369	—	(2,452)	2,452	—	—	—	—
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(331)	(331)
Common stock ($0.067 per share)	—	—	—	—	—	—	—	—	(234)	(234)
Balance at March 31, 2021	6,395	6,980	3,678,566	$6,161	$6,791	$46,168	$—	$(35)	$20,336	$79,421

Balance at January 1, 2022	6,395	3,210	3,981,117	$6,161	$3,123	$51,496	$(420)	$(17)	$35,947	$96,290
Net income	—	—	—	—	—	—	—	—	13	13
Exercise of stock warrants	—	—	750	—	—	13	—	—	—	13
Repurchase of common stock	—	—	(2,212)	—	—	(49)	—	—	—	(49)
Exercise of stock options, net	—	—	401	—	—	—	—	—	—	—
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	33,117	—	—	713	—	(613)	—	100
Stock option expense	—	—	—	—	—	79	—	—	—	79
Other comprehensive income (loss), net	—	—	—	—	—	—	(1,038)	—	—	(1,038)
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(208)	(208)
Common stock ($0.08 per share)	—	—	—	—	—	—	—	—	(321)	(321)
Balance at March 31, 2022	6,395	3,210	4,013,173	$6,161	$3,123	$52,252	$(1,458)	$(630)	$35,431	$94,879
(1) Common shares for all periods shown herein reflect the three-for-two stock split, effective on May 10, 2021.
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$13	$7,511
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets	495	414
Net securities premium amortization	40	—
Amortization of debt issuance costs	—	3
Amortization of discount on PPP loans purchased	(2)	(14)
Provision for loan losses	(2,400)	2,000
Accretion of discount on unguaranteed loans	(411)	(457)
Deferred tax expense (benefit)	303	(1,904)
Origination of SBA loans held for sale	(1,445)	—
Proceeds from sales of SBA loans held for sale	81,880	—
Net gains on sales of SBA loans	(4,621)	—
Origination of residential loans held for sale	(335,560)	(715,856)
Proceeds from sales of residential loans held for sale	380,999	739,409
Net gains on sales of residential loans held for sale	(9,070)	(28,944)
Change in fair value of residential loans held for sale	2,999	5,333
Change in fair value of SBA loans held for investment, at fair value	197	(72)
Amortization of loan servicing rights	707	716
Non-qualified stock purchase plan expense	25	19
Stock based compensation expense	154	141
Income from bank owned life insurance	(151)	(85)
Changes in:
Accrued interest receivable	414	(1,284)
Other assets	(2,988)	(4,016)
Accrued interest payable	(240)	(1,105)
Other liabilities	(5,582)	372
Net cash from operating activities	105,756	2,181
Cash flows from investing activities:
Purchase of investment securities available for sale	(12,820)	—
Principal payments on investment securities available for sale	640	—
Principal payments on investment securities held to maturity	—	10
Purchase (sale) of restricted equity securities	307	(357)
Purchase of time deposits from banks	(1,500)	—
Loan (originations) and payments, net	(56,260)	(160,813)
Purchase of premises and equipment	(1,861)	(602)
Net cash (used in) investing activities	(71,494)	(161,762)
Cash flows from financing activities:
Net change in deposits	48,444	48,480
Net increase of short-term fed funds purchased	—	40,000
Payments on notes payable	(113)	(113)
Net proceeds (repayments) of PPP Liquidity Facility borrowings	(69,654)	76,151
Proceeds from issuance of preferred stock, net	—	727
Proceeds from sale of common stock, net	13	519

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Share buyback - redeemed stock	(49)	—
Dividends paid on common stock	(321)	(234)
Dividends paid on preferred stock	(208)	(331)
Net cash from (used in) financing activities	(21,888)	165,199
Net change in cash and cash equivalents	12,374	5,618
Cash and cash equivalents, beginning of period	109,727	55,379
Cash and cash equivalents, end of period	$122,101	$60,997
Supplemental cash flow information
Interest paid	$1,574	$3,367
Income taxes paid	$22	$2
Supplemental noncash disclosures
Net change in unrealized holding gain on investment securities available for sale	$(1,038)	$—
Transfer of loans and leases held for investment to loans held for sale	$77,747	$—
Recognition of right of use asset and operating lease liability	$—	$136
Conversion of Series B preferred stock to common stock	$—	$2,452
See accompanying notes.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include BayFirst Financial Corp. and its wholly owned subsidiary, First Home Bank d/b/a BayFirst Bank, together referred to as “the Company”.
These unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles followed within the financial services industry for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information or notes required for complete financial statements. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements of BayFirst Financial Corp. for that period.
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
Operating results for the three month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2021 in the Company’s Annual Report filed on Form 10-K. There were no new accounting policies or changes to existing policies adopted during the first three months of 2022 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
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
Emerging Growth Company Status: The Company is expected to remain an "emerging growth company," as defined in the JOBS Act, through December 31, 2026. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period when complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, which means these financial statements, as well as financial statements we file in the future for as long as we remain an emerging growth company, will be subject to all new or revised accounting standards generally applicable to private companies.
Contingencies:  Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2022. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2022 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
New Accounting Standards Not Yet Adopted:
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This new guidance was issued to replace the incurred loss model for loans and other financial assets with an expected loss model, which is referred to as the CECL model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and debt securities held to maturity. It also applies to off-balance sheet credit exposures not accounted for as insurance (i.e., loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
investments in certain leases recognized by a lessor. In addition, the amendments in ASU 2016-13 require credit losses on securities available for sale to be presented as a valuation allowance rather than as a direct write-down thereon. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted; however, the Company has elected to adopt new or revised accounting standards using the delayed effective dates applicable to Emerging Growth Companies. Management is in the process of evaluating the impact of adoption of this ASU on its Consolidated Financial Statements, processes, and controls and is not currently able to reasonably estimate the impact of adoption on the Company’s consolidated financial position, results of operations; however, adoption is likely to lead to significant changes in accounting policies related to, and the methods employed in estimating, the allowance for credit losses. It is possible that the impact will be material to the Company’s consolidated financial position and results of operations. To date, the Company has established a CECL steering committee and has an implementation plan. The Company is reviewing potential methodologies for estimating expected credit losses using reasonable and supportable forecast information to use in the CECL model.
ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2022-02”) eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. ASU 2022-02 is effective January 1, 2023 and is not expected to have a significant impact on our financial statement disclosures.
NOTE 2 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale at March 31, 2022 and December 31, 2021 are summarized as follows:

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$7,621	$—	$(50)	$7,571
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,388	—	(323)	4,065
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	23,721	—	(1,575)	22,146
Corporate bonds	7,874	—	—	7,874
Total investment securities available for sale	$43,604	$—	$(1,948)	$41,656

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$7,624	$—	$(89)	$7,535
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,470	—	(76)	4,394
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	19,370	—	(406)	18,964
Total investment securities available for sale	$31,464	$—	$(571)	$30,893
The amortized cost and fair value of securities are shown in the table below by contractual maturity. Actual timing may

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022
	Amortized Cost	Fair Value
One to five years	5,018	5,018
Five to ten years	2,856	2,856
Beyond ten years	35,730	33,782
Total	$43,604	$41,656
As of March 31, 2022, the Company's investment portfolio consisted of 14 securities, 9 of which were in an unrealized loss position. The investment securities available for sale were purchased after March 31, 2021 and, therefore, had been in an unrealized loss position for less than 12 months at March 31, 2022. The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2022.
The following table summarizes securities with unrealized losses at March 31, 2022 and December 31, 2021 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2022	Far Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$7,571	$(50)	$—	$—	$7,571	$(50)
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,065	(323)			4,065	(323)
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	17,215	(1,575)	—	—	17,215	(1,575)
Total securities available for sale	$28,851	$(1,948)	$—	$—	$28,851	$(1,948)
December 31, 2021
Asset-backed securities	$7,535	$(89)	$—	$—	$7,535	$(89)
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,394	(76)	—	—	4,394	(76)
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	18,964	(406)	—	—	18,964	(406)
Total securities available for sale	$30,893	$(571)	$—	$—	$30,893	$(571)
The Company held one security classified as held to maturity at March 31, 2022 and December 31, 2021, which matures in August 2039. The security is a debt security to a government-sponsored enterprise and its amortized cost was $2 and the fair value was $2 at March 31, 2022 and December 31, 2021.
No securities were pledged as of March 31, 2022 or December 31, 2021, and there were no sales of investment securities during the three months ended March 31, 2022 or December 31, 2021.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 3 – LOANS
Loans held for investment, at amortized cost, at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Real estate:
Residential	$102,897	$87,235
Commercial	189,684	163,477
Construction and land	18,038	18,632
Commercial and industrial	180,163	217,155
Commercial and industrial - PPP	44,792	80,158
Consumer and other	13,502	3,581
Loans held for investment, at amortized cost, gross	549,076	570,238
Deferred loan costs, net	7,297	7,975
Discount on SBA 7(a) loans sold(1)	(3,335)	(3,866)
Discount on PPP loans purchased	(10)	(13)
Allowance for loan losses	(10,170)	(13,452)
Loans held for investment, at amortized cost	$542,858	$560,882
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.
NOTE 4 - ALLOWANCE FOR LOAN LOSSES
The following schedule presents the activity in the allowance for loan losses by loan segment for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$13,452	$21,162
Charge-offs:
Commercial and industrial	(1,031)	(1,137)
Consumer and other	(15)	(16)
Total charge-offs	(1,046)	(1,153)
Recoveries:
Real estate - commercial	8	—
Commercial and industrial	153	5
Consumer and other	3	3
Total recoveries	164	8
Net (charge-offs)	(882)	(1,145)
Provision for loan losses	(2,400)	2,000
Balance, end of period	$10,170	$22,017
Net (charge-offs) to total average loans held for investment	(0.61)%	(0.35)%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by loan segment and based on impairment method at March 31, 2022. The government guaranteed loan balances are included in the collectively evaluated for impairment balances.

	Real Estate- Residential	Real Estate- Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$126	$—	$239	$—	$—	$—	$365
Collectively evaluated for impairment	668	1,393	124	7,081	—	429	110	9,805
Total	$668	$1,519	$124	$7,320	$—	$429	$110	$10,170
Loans:
Individually evaluated for impairment	$123	$2,257	$—	$239	$—	$—	$—	$2,619
Collectively evaluated for impairment	102,774	187,427	18,038	179,924	44,792	13,502	—	546,457
Total	$102,897	$189,684	$18,038	$180,163	$44,792	$13,502	$—	$549,076
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by loan segment and based on impairment method at December 31, 2021. The government guaranteed loan balances are included in the collectively evaluated for impairment balances.

	Real Estate- Residential	Real Estate- Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$91	$—	$902	$—	$—	$—	$993
Collectively evaluated for impairment	1,437	2,258	241	8,300	—	154	69	12,459
Total	$1,437	$2,349	$241	$9,202	$—	$154	$69	$13,452
Loans:
Individually evaluated for impairment	$124	$2,900	$—	$902	$—	$—	$—	$3,926
Collectively evaluated for impairment	87,111	160,577	18,632	216,253	80,158	3,581	—	566,312
Total	$87,235	$163,477	$18,632	$217,155	$80,158	$3,581	$—	$570,238
The following table presents information related to impaired loans by loan segment at and for the three months ended March 31, 2022:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate - residential	$123	$123	$—	$62	$—	$—
Real estate - commercial	2,088	2,088	—	2,557	2	2
Subtotal	2,211	2,211	—	2,619	2	2
With an allowance recorded:
Real estate - commercial	169	169	126	134	—	—
Commercial and industrial	239	239	239	696	—	—
Subtotal	408	408	365	830	—	—
Total	$2,619	$2,619	$365	$3,449	$2	$2

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table presents information related to impaired loans by loan segment at and for the three months ended March 31, 2021:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate - commercial	2,193	2,193	—	1,732	20	—
Subtotal	2,193	2,193	—	1,732	20	—
With an allowance recorded:
Real estate - commercial	91	91	39	584	—	—
Commercial and industrial	856	856	856	902	—	—
Subtotal	947	947	895	1,486	—	—
Total	$3,140	$3,140	$895	$3,218	$20	$—
The unpaid principal balance represents the outstanding contractual balance. For purposes of the impaired loans by loan segment tables above, the unpaid principal balance and recorded investment do not include the government guaranteed balance. The government guaranteed balances of impaired loans at March 31, 2022 and December 31, 2021 were $6,174 and $6,197, respectively.
Nonaccrual loans and loans past due over 89 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans. The unguaranteed portions of government guaranteed loans that are under $100 are reserved in full. Impaired loans include commercial loans that are individually evaluated for impairment and deemed impaired as well as TDR for all loan portfolio segments. The sum of nonaccrual loans and loans past due over 89 days still on accrual will differ from the total impaired loan amount.
The following tables present the recorded investment in nonaccrual and loans past due over 89 days still on accrual by loan segment at March 31, 2022 and December 31, 2021. In the following table, the recorded investment does not include the government guaranteed balance.

	Nonaccrual		Loans Past Due Over 89 Days Still Accruing
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Real estate - residential	$123	$124	$—	$126
Real estate - commercial	2,175	2,815	124	—
Commercial and industrial	239	902	—	—
Total	$2,537	$3,841	$124	$126

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table presents the aging of the recorded investment in past due loans at March 31, 2022 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$179	$124	$303	$102,594	$102,897
Real estate - commercial	1,239	1,181	2,420	187,264	189,684
Real estate - construction and land	—	—	—	18,038	18,038
Commercial and industrial	3,417	182	3,599	176,564	180,163
Commercial and industrial - PPP	—	—	—	44,792	44,792
Consumer and other	9	—	9	13,493	13,502
Total	$4,844	$1,487	$6,331	$542,745	$549,076
(1) For the purposes of the table above, $4,993 of balances 30-89 days past due and $1,539 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guaranty. None of commercial and industrial PPP loans were delinquent as of March 31, 2022.

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
(1) For the purposes of the table above, $10,360 of balances 30-89 days past due and $2,807 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guaranty, and $11,089 of commercial and industrial PPP loans are primarily due to delinquencies from borrowers with only a PPP loan and no other First Home Bank product. These borrowers were non-responsive to requests for forgiveness applications and payments, and applications were subsequently submitted to the SBA for their 100% guarantee purchase from the Bank.

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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The table below sets forth credit exposure for the loan portfolio disaggregated by loan segment based on internally assigned risk ratings at March 31, 2022:

	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate - residential	$102,897	$—	$—	$—	$102,897
Real estate - commercial	187,230	280	2,174	—	189,684
Real estate - construction and land	18,038	—	—	—	18,038
Commercial and industrial	177,256	441	2,466	—	180,163
Commercial and industrial - PPP	44,792	—	—	—	44,792
Consumer and other	13,502	—	—	—	13,502
Loans held for investment, at amortized cost	$543,715	$721	$4,640	$—	$549,076
The table below sets forth credit exposure for the loan portfolio disaggregated by loan segment based on internally assigned risk ratings at December 31, 2021:

	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate - residential	$87,233	$—	$2	$—	$87,235
Real estate - commercial	160,492	170	2,815	—	163,477
Real estate - construction and land	18,632	—	—	—	18,632
Commercial and industrial	212,544	1,850	2,761	—	217,155
Commercial and industrial - PPP	80,158	—	—	—	80,158
Consumer and other	3,581	—	—	—	3,581
Loans held for investment, at amortized cost	$562,640	$2,020	$5,578	$—	$570,238
Troubled Debt Restructurings
The following table presents loans classified as TDR at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Accruing	Nonaccruing	Accruing	Nonaccruing
Real estate - commercial	$34	$532	$85	$1,116
The Company had not committed to lend any additional amounts to the loans classified as TDR at March 31, 2022 and December 31, 2021. The Company estimated $73 and $38 of impaired loan loss reserves for these loans at March 31, 2022 and December 31, 2021, respectively. There were no loans which were modified in the previous twelve months that defaulted during the three months ended March 31, 2022.
There were no new loans classified as TDR during the three months ended March 31, 2022.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Loan modifications related to COVID-19 at March 31, 2022 and December 31, 2021 are presented in the table below:

	March 31, 2022		December 31, 2021
	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
Real estate - residential	—	$—	1	$258
Commercial and industrial	13	676	23	1,113
Total loan modifications related to COVID-19	13	$676	24	$1,371
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
Mortgage Banking Derivatives: Mortgage banking derivatives used in the ordinary course of business primarily consist of mandatory forward sales contracts, best efforts forward sales contracts, and interest rate lock commitments. The fair value of mandatory forward sales contracts is measured using quoted market prices (Level 1), or in some cases when quoted market prices are not available, the pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company (Level 2). Interest rate lock commitments involve pricing derived from market observable inputs that are adjusted based on pull-through rates (anticipated loan funding probability). Pull-through rates are an unobservable input which are the Company’s estimate of the percentage of interest rate lock commitments expected to result in closed loans (Level 3). The fair value of best efforts forward sales contracts is measured using market observable inputs that are adjusted using unobservable inputs including duration, spread, and pull-through rates (Level 3).
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
SBA Loan Servicing Rights: On a quarterly basis, SBA loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value. The fair value of SBA servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. There were no SBA loan servicing rights carried at fair value at March 31, 2022 and December 31, 2021.
Assets and liabilities measured at fair value on a recurring basis at March 31, 2022 are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$41,656	$—	$41,656
Residential loans held for sale	8,515	66,507	—	75,022
SBA loans held for investment, at fair value	—	—	8,769	8,769
Interest rate lock commitments	—	—	760	760
Mandatory forward sales contracts	2,441	—	—	2,441
Best efforts forward sales contracts	—	—	30	30
Financial liabilities
Interest rate lock commitments	$—	$—	$685	$685
Mandatory forward sales contracts	52	—	—	52
Assets and liabilities measured at fair value on a recurring basis at December 31, 2021 are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$30,893	$—	$30,893
Residential loans held for sale	43,837	70,294	—	114,131
SBA loans held for investment, at fair value	—	—	9,614	9,614
Interest rate lock commitments	—	—	1,435	1,435
Mandatory forward sales contracts	88	—	—	88
Best efforts forward sales contracts	—	—	27	27
Financial liabilities
Interest rate lock commitments	$—	$—	$23	$23
Mandatory forward sales contracts	166	—	—	166

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the reported periods.
Financial Instruments Recorded Using Fair Value Option
The Company has elected the fair value option for residential loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual term of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual at March 31, 2022 and December 31, 2021.
The aggregate fair value, contractual balance, and gain at March 31, 2022 and December 31, 2021 for residential loans held for sale were as follows:

	March 31, 2022	December 31, 2021
Aggregate fair value	$75,022	$114,131
Contractual balance	74,225	110,335
Gain	$797	$3,796
The total amount of losses from changes in fair value and interest income included in earnings for the three months ended March 31, 2022 and March 31, 2021 for residential loans held for sale were as follows:

	Three Months Ended March 31,
	2022	2021
Interest income	$737	$1,219
Change in fair value	(2,999)	(5,333)
Total (loss)	$(2,262)	$(4,114)
The Company also elected the fair value option for certain of its non-PPP SBA loans originated in 2018 as the Company believed that fair value was the best indicator of the resolution of those loans at that time. Depending on market conditions and liquidity needs of the Company, management determines whether it is advantageous to hold or sell SBA loans on a loan-by-loan basis. The portion of these loans guaranteed by the SBA are generally readily marketable in the secondary market and the portion of the loans that are not guaranteed may be sold periodically to other third party financial institutions. Interest income on these loans is recorded based on the contractual term of the loan and in accordance with the Company’s policy on other loans held for investment.
The aggregate fair value, contractual balance, and gain (loss) at March 31, 2022 and December 31, 2021 for SBA loans held for investment, at fair value, were as follows:

	March 31, 2022	December 31, 2021
Aggregate fair value	$8,769	$9,614
Contractual balance	8,785	9,433
Gain (loss)	$(16)	$181
The total amount of gains and losses from changes in fair value and interest income included in earnings for the three months ended March 31, 2022 and March 31, 2021 for SBA loans held for investment, at fair value, were as follows:

	Three Months Ended March 31,
	2022	2021
Interest income	$85	$132
Change in fair value	(197)	72
Total gain (loss)	$(112)	$204
Changes in fair value for SBA loans held for investment, at fair value, were included in SBA fair value gain (loss) on the Consolidated Statements of Income.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The table below presents a reconciliation of SBA loans held for investment, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
Balance of SBA loans held for investment at fair value, beginning of period	$9,614	$9,264
Principal payments	(648)	(262)
Repurchase of guaranteed balances previously participated	—	1,401
Total gains during the period	(197)	72
Balance of SBA loans held for investment at fair value, end of period	$8,769	$10,475
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
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of SBA loans held for investment, at fair value, interest rate lock commitments, and best efforts forward sales contracts falling within Level 3 of the fair value hierarchy at March 31, 2022 and December 31, 2021:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
March 31, 2022
SBA loans held for	$8,769	Discounted	Discount rate	4.01%-7.51% (5.06%)
investment, at fair value		cash flow	Conditional prepayment rate	10.56%-10.56% (10.56%)
Interest rate lock commitments	75	Quoted Market Prices	Pull-through expectations	24.00%-100.00% (85.96%)
Best efforts forward sales contracts	30	Quoted Market Prices	Pull-through expectations	24.00%-80.00% (72.46%)
December 31, 2021
SBA loans held for	$9,614	Discounted	Discount rate	3.22%-6.72% (4.22%)
investment, at fair value		cash flow	Conditional prepayment rate	10.56%-10.56% (10.56%)
Interest rate lock commitments	1,412	Quoted Market Prices	Pull-through expectations	24.00%-100.00% (84.40%)
Best efforts forward sales contracts	27	Quoted Market Prices	Pull-through expectations	24.00%-80.00% (65.79%)
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Assets measured at fair value on a nonrecurring basis at March 31, 2022 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$987	Discount appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Assets measured at fair value on a nonrecurring basis at December 31, 2021 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$1,614	Discount appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at March 31, 2022 and December 31, 2021 are as follows:

		March 31, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$122,101	$122,101	$109,727	$109,727
Time deposits in banks	2	3,881	3,874	2,381	2,437
Investment securities held to maturity	2	2	2	2	2
Restricted equity securities, at cost	2	2,520	2,520	2,827	2,827
Government guaranteed loans held for sale	2	1,445	1,539	1,460	1,460
Loans held for investment, at amortized cost	3	542,858	542,402	560,882	569,394
Accrued interest receivable	3	3,150	3,150	3,564	3,564
SBA loan servicing rights	3	7,399	8,891	6,407	8,050
Mortgage loan servicing rights	3	202	202	212	212
Liabilities:
Noninterest-bearing deposits	2	$92,680	$92,680	$83,638	$83,638
Interest-bearing transaction accounts	2	180,815	180,815	163,495	163,495
Savings and money market deposits	2	464,847	464,847	423,864	423,864
Time deposits	2	31,787	31,832	50,688	51,049
Subordinated debentures	2	5,987	6,040	5,985	6,175
Notes payable	2	3,186	3,308	3,299	3,350
PPP Liquidity Facility	2	—	—	69,654	69,654
Accrued interest payable	2	86	86	326	326
NOTE 6 – SBA LOAN SERVICING ACTIVITIES
At March 31, 2022 and December 31, 2021, the principal balance of SBA loans, excluding PPP loans, retained by the Company was $271,317 and $300,415, respectively, of which $143,081 and $171,548 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
principal balances of SBA loans serviced for others requiring recognition of a servicing asset were $507,986 and $459,670 at March 31, 2022 and December 31, 2021, respectively.
Activity for SBA loan servicing rights for the three months ended March 31, 2022 and March 31, 2021 follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Beginning of period	$6,407	$8,160
Additions	1,689	—
Amortization	(697)	(715)
End of period	$7,399	$7,445
The fair value of SBA loan servicing rights was $8,891 and $8,050 at March 31, 2022 and December 31, 2021, respectively. Fair value was determined using a weighted average discount rate of 13.25% and a weighted average prepayment speed of 10.26% at March 31, 2022. Fair value was determined using a weighted average discount rate of 12.13% and a weighted average prepayment speed of 10.37% at December 31, 2021. The SBA loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain (loss) on sale of SBA loans, excluding sale of PPP loans, for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Gain on sale of guaranteed SBA loans	$3,236	$—
Loss on sale of unguaranteed SBA loans	(348)	—
Costs recognized on sale of SBA loans	44	—
Fair value of servicing rights created	1,689	—
Gain on sale of SBA loans, net	$4,621	$—
NOTE 7 – LEASES
For the three months ended March 31, 2022 and March 31, 2021, the components of total lease cost and supplemental information related to operating leases were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$387	$361
Short-term lease cost	136	195
Total lease cost, net	$523	$556

	Three Months Ended March 31,
	2022	2021
Operating cash flows related to operating leases	$380	$347
Right-of-use assets obtained in exchange for new operating lease liabilities	—	136
	$380	$483
At March 31, 2022, the weighted average discount rate of operating leases was 2.06% and the weighted average remaining life of operating leases was 4.10 years.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The future minimum lease payments for operating leases, subsequent to March 31, 2022, as recorded on the balance sheet, are summarized as follows:

2022	$1,094
2023	1,172
2024	1,087
2025	685
2026	593
Thereafter	301
Total undiscounted lease payments	$4,932
Less: imputed interest	(555)
Net lease liabilities	$4,377
NOTE 8 – OTHER BORROWINGS
In June 2021, the Company issued $6,000 of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial five years of term and carry interest at a floating rate for the final 5 years of term. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. These Debentures were issued to redeem a $6,000 Subordinated Debenture which was issued in December 2018 and which carried interest at a rate of 6.875% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5,987 and $5,985 at March 31, 2022 and December 31, 2021, respectively.
In March 2020, the Company renegotiated the terms of its outstanding senior debt and combined its line of credit and term note into one amortizing note with quarterly principal and interest payments with interest at Prime (3.50% at March 31, 2022). The new note matures on March 10, 2029 and the balance of the note was $3,186 and $3,299 at March 31, 2022 and December 31, 2021, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note. As of March 31, 2022, the Company was in compliance with all financial debt covenants.
In April 2020, the Company entered into the Federal Reserve Bank’s PPPLF. Under the PPPLF, advances were secured by pledges of loans to small businesses originated by the Company under the PPP. The PPPLF accrued interest at 0.35% per annum and matured at various dates equal to the maturity date of the PPPLF collateral pledged to secure the advance, and accelerated on and to the extent of any PPP loan forgiveness reimbursement by the SBA for any PPPLF collateral or the date of purchase by the SBA from the borrower of any PPPLF collateral. On the maturity date of each advance, the Company repaid the advance plus accrued interest. The balance outstanding on this facility was $69,654 at December 31, 2021. In the first quarter of 2022, the Company repaid the remaining balance of the advance.
NOTE 9 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock and stock options. Total compensation cost that was charged against income related to the Equity Plan was $179 and $141 for the three months ended March 31, 2022 and March 31, 2021, respectively.
Restricted Stock
The Company awarded shares of restricted common stock to certain employees for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
A summary of changes in the Company’s nonvested restricted shares for the three months ended March 31, 2022 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2022	2,483	$14.86
Granted	34,925	21.50
Vested	(3,111)	19.99
Forfeited	(925)	21.45
Nonvested at March 31, 2022	33,372	$21.15
At March 31, 2022 there was $608 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the three months ended March 31, 2022 and March 31, 2021 was $70 and $71, respectively.
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
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatility is based on an average of historical volatility of peer financial institutions. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
A summary of the activity in the Equity Plan for the three months ended March 31, 2022 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	450,818	$15.64
Granted	—	—
Exercised	1,195	14.75
Forfeited	(2,304)	14.99
Expired	—	—
Outstanding at March 31, 2022	449,709	$15.64	7.44	$3,963
Vested and exercisable at March 31, 2022	266,216	$15.89	7.06	$2,293
There were no options granted for during the three months ended March 31, 2022. The weighted average fair value of options granted during the three months ended March 31, 2021 was $3.51. Total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan was $515 at March 31, 2022. This cost is expected to be recognized over a weighted average period of 2.21 years.
NOTE 10 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and other stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. During the three months ended March 31, 2022, there were no shares purchased. During the three months ended March 31, 2021, 6,339

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
shares were purchased at an average price of $16.83. During the year ended December 31, 2021, 17,971 shares were purchased at an average price of $21.68 per share.
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the three months ended March 31, 2022 and March 31, 2021 was $25 and $19, respectively.
The Company has a Salary Continuation Agreement, (the “Agreement”), with an executive officer. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. If early termination occurs before December 31, 2022, the executive will not receive any benefit under the Agreement. The liability recorded for the Agreement was $331 and $312 at March 31, 2022 and December 31, 2021, respectively, and the related expense for the three months ended March 31, 2022 and March 31, 2021 was $19 and $45, respectively.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of each employee’s salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. Expense recognized in relation to the 401(k) plan was $660 and $786 for the three months ended March 31, 2022 and March 31, 2021, respectively.
In December 2018, the Company approved an ESOP for eligible employees as of January 1, 2018. Each year, the Company’s Board of Directors may approve a discretionary percentage of employees’ salaries to be contributed to the ESOP for eligible employees. The Board approved 1% of salaries for eligible employees in 2021. Expense related to the ESOP was $192 and $459 for the three months ended March 31, 2022 and March 31, 2021, respectively, and was $490 for the year ended December 31, 2021. During the year ended December 31, 2021, $366 was contributed to the ESOP. The Company has contributed 57,620 common shares to the ESOP since its approval in December 2018.
NOTE 11 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met all capital adequacy requirements to which it was subject at March 31, 2022 and December 31, 2021.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s classification.
Actual and required capital amounts and ratios for the Bank are presented below at March 31, 2022:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$106,128	19.45%	$43,656	8.00%	$54,570	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$99,247	18.19%	$32,742	6.00%	$43,656	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$99,247	18.19%	$24,556	4.50%	$35,470	6.50%
Tier 1 Capital
(to Average Assets)	$99,247	11.75%	$33,774	4.00%	$42,218	5.00%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2021:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$106,002	21.25%	$39,909	8.00%	$49,886	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$99,656	19.98%	$29,932	6.00%	$39,909	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$99,656	19.98%	$22,449	4.50%	$32,426	6.50%
Tier 1 Capital
(to Average Assets)	$99,656	12.22%	$32,619	4.00%	$40,774	5.00%
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
NOTE 12 – MORTGAGE BANKING ACTIVITIES
The following table presents the components of residential loan fee income for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
Net gain realized on sale of residential loans held for sale	$9,070	$28,944
Net change in fair value recognized on residential loans held for sale	(2,999)	(5,333)
Net change in fair value recognized on interest rate lock commitments	(1,332)	(5,555)
Net change in fair value recognized on mandatory and best efforts forward sales contracts	6,945	10,862
Mortgage banking fees	1,507	3,111
Residential loan fee income	$13,191	$32,029
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
At March 31, 2022 and December 31, 2021, the Company had interest rate lock commitments of $135,665 and $108,122, mandatory forwards contracts of $158,500 and $142,500, and forward sales contracts of $12,794 and $7,375, respectively. The fair value of these mortgage banking derivatives was reflected by a total derivative asset of $3,231 and $1,550 and a total derivative liability of $737 and $189 at March 31, 2022 and December 31, 2021, respectively. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage banking derivatives are included in residential loan fee income in the Consolidated Statements of Income.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The net gains (losses) relating to free-standing derivative instruments used for risk management at March 31, 2022 and December 31, 2021 are summarized below:

	March 31, 2022	December 31, 2021
Mandatory forward sales contracts	$2,389	$(78)
Best efforts forward sales contracts	30	27
Interest rate lock commitments	75	1,412
The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate lock commitments	$79,458	$760	$103,572	$1,435
Mandatory forward sales contracts	146,500	2,441	60,000	88
Best efforts forward sales contracts	12,794	30	7,375	27
Included in other liabilities:
Interest rate lock commitments	56,207	685	4,550	23
Mandatory forward sales contracts	12,000	52	82,500	166
NOTE 13 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
The contractual amounts of financial instruments with off-balance sheet risk at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Unfunded loan commitments	$15,411	$18,567
Unused lines of credit	62,470	52,076
Standby letters of credit	68	68
All unused lines of credit at March 31, 2022 and December 31, 2021 were variable rate lines of credit and the majority of unfunded loan commitments at March 31, 2022 and December 31, 2021 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 14 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Basic:
Net income	$13	$7,511
Less: Preferred stock dividends	208	332
Net income (loss attributable to) available to common shareholders	$(195)	$7,179
Weighted average common shares outstanding	4,003,499	3,509,115
Basic earnings (loss) per common share	$(0.05)	$2.05
Diluted:
Net income	$13	$7,511
Less: Preferred stock dividends	208	332
Add: Series B preferred stock dividends	—	187
Net income (loss attributable to) available to common shareholders	$(195)	$7,366
Weighted average common shares outstanding for basic earnings per common share	4,003,499	3,509,115
Add: Dilutive effects of conversion of Series B preferred stock to common stock	—	447,523
Add: Dilutive effects of assumed exercises of stock options/warrants	—	82,349
Average shares and dilutive potential common shares	4,003,499	4,038,987
Diluted earnings (loss) per common share	$(0.05)	$1.82
As a result of incurring a net loss attributable to common shareholders for the three months ended March 31, 2022, potential convertible Series B preferred stock, stock options and warrants of 285,751 were excluded from diluted loss per share because the effect would have been anti-dilutive. Common stock options of 70,260 shares were excluded in computing diluted earnings per common share for the three months ended March 31, 2021, because they were anti-dilutive.
NOTE 15 – OPERATING SEGMENTS
The Company has two reportable segments: Banking and Residential Mortgage Lending. The Banking segment provides a variety of traditional community banking services through its full-service banking centers located in St. Petersburg, Seminole, Pinellas Park, Clearwater, Sarasota, Tampa, and Belleair Bluffs, Florida, as well as SBA lending services throughout the nation. The Residential Mortgage Lending segment originates residential mortgage loans primarily for sale in the secondary market with offices throughout the nation. Loans and deposits provide the revenues in the Banking segment and loan sales provide the revenues in the Residential Lending segment.
Segment profit and loss is measured by net income after income tax. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process. Due to the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Information about reportable segments and reconciliation of such information to the Consolidated Financial Statements follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Residential Mortgage	Banking	Consolidated	Residential Mortgage	Banking	Consolidated
Interest income	$737	$7,003	$7,740	$1,218	$13,674	$14,892
Interest expense	531	803	1,334	790	1,472	2,262
Net interest income	206	6,200	6,406	428	12,202	12,630
Provision for loan losses	—	(2,400)	(2,400)	—	2,000	2,000
Residential loan fee income	13,191	—	13,191	32,029	—	32,029
Internal transfer for portfolio loans originated	130	(130)	—	69	(69)	—
Other noninterest income	6	5,671	5,677	12	1,118	1,130
Total noninterest income	13,327	5,541	18,868	32,110	1,049	33,159
Total noninterest expense	13,776	13,871	27,647	23,127	10,594	33,721
Income before income tax expense (benefit)	(243)	270	27	9,411	657	10,068
Income tax expense (benefit)	(68)	82	14	2,635	(78)	2,557
Net income (loss)	$(175)	$188	$13	$6,776	$735	$7,511
Period end assets	$80,030	$808,511	$888,541	$218,040	$1,498,791	$1,716,831

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion explains our financial condition and results of operations as of and for the three months ended March 31, 2022. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022. Annualized results for these interim periods may not be indicative of results for the full year or future periods.
In addition to the historical information contained herein, this Form 10-Q includes "forward-looking statements" within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including its effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; the ability of the Company to implement its strategy and expand its lending operations; changes in interest rates and other general economic, business and political conditions, including changes in the financial markets or global military hostilities; changes in business plans as circumstances warrant; risks related to mergers and acquisitions; changes in benchmark interest rates used to price loans and deposits, including the elimination of LIBOR and the development of substitutes; changes in tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "will," "propose," "may," "plan," "seek," "expect," "intend," "estimate," "anticipate," "believe," "continue," or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and we do not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
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
Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At March 31, 2022, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing our consolidated financial statements were the policies related to the allowance for loan losses, and fair value measurement of SBA servicing rights, residential loans held for sale and residential derivatives, which are discussed more fully below.
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
Recent Developments
Final Approval to Convert to a National Bank - On April 19, 2022, the Bank received final approval from the Office of the Comptroller of the Currency to convert First Home Bank to BayFirst National Bank. The conversion is expected to take place on May 16, 2022.
Second Quarter Common Stock Dividend. On April 26, 2022, BayFirst’s Board of Directors declared a second quarter 2022 cash dividend of $0.08 per common share. The dividend will be payable June 15, 2022 to common shareholders of record as of June 1, 2022. This dividend marks the 24th consecutive quarterly cash dividend paid since BayFirst initiated cash dividends in 2016.
Second Quarter Preferred Series A Stock Dividend. On April 26, 2022, BayFirst’s Board of Directors declared a quarterly cash dividend of $22.50 on our Series A Preferred Stock. The dividend will be payable June 15, 2022 to shareholders of record as of June 1, 2022. The amount and timing of the dividend is in accordance with the terms of the Series A Preferred Stock.
Second Quarter Preferred Series B Stock Dividend. On April 26, 2022, BayFirst’s Board of Directors declared a quarterly cash dividend of $20.00 on our Series B Convertible Preferred Stock. The dividend will be payable June 15, 2022 to shareholders of record as of June 1, 2022. The amount and timing of the dividend is in accordance with the terms of the Series B Convertible Preferred Stock.

Selected Financial Data - Unaudited

	As of and for the Three Months Ended
(Dollars in thousands, except per share data)	3/31/2022	12/31/2021	3/31/2021
Income Statement Data:
Net interest income	$6,406	$6,693	$12,630
Provision for loan losses	(2,400)	(2,500)	2,000
Noninterest income	18,868	24,214	33,159
Noninterest expense	27,647	30,224	33,721
Income tax expense	14	372	2,557
Net income	13	2,811	7,511
Preferred stock dividends	208	208	332
Net income (loss attributable to) available to common shareholders	$(195)	$2,603	$7,179
Balance Sheet Data:
Average loans held for investment, excluding PPP loans	520,559	518,697	413,558
Average total assets	872,311	923,485	1,636,211
Average common shareholders’ equity	83,990	83,056	57,944
Total loans held for investment	561,797	583,948	1,388,533
Total loans held for investment, excluding PPP loans	517,434	504,525	421,259
Total loans held for investment, excl gov’t gtd loan balances	365,584	323,363	288,960
Allowance for loan losses	10,170	13,452	22,017
Total assets	888,541	917,095	1,716,831
Common shareholders’ equity	85,274	86,685	66,046
Per Share Data: (2)
Basic earnings (loss) per common share	$(0.05)	$0.66	$2.05
Diluted earnings (loss) per common share	$(0.05)	$0.61	$1.82
Dividends per common share	$0.080	$0.070	$0.067
Book value per common share	$21.25	$21.77	$17.95
Tangible book value per common share (1)	$21.22	$21.75	$17.93
Performance Ratios:
Return on average assets	0.01%	1.22%	1.84%
Return on average common equity	(0.93)%	12.54%	49.56%
Net interest margin	3.25%	3.07%	3.21%
Dividend payout ratio	(164.25)%	10.65%	3.26%
Asset Quality Data:
Net charge-offs	$882	$664	$1,145
Net charge-offs/avg loans held for investment excl PPP	0.68%	0.51%	1.11%
Nonperforming loans	$8,834	$11,909	$9,741
Nonperforming loans (excluding gov't gtd balance)	$2,660	$3,967	$3,242
Nonperforming loans/total loans held for investment	1.57%	2.04%	0.70%
Nonperforming loans (excl gov’t gtd balance)/total loans held for investment	0.47%	0.68%	0.57%
ALLL/Total loans held for investment	1.81%	2.30%	1.59%
ALLL/Total loans held for investment, excl PPP loans	1.97%	2.67%	5.23%
Other Data:
Full-time equivalent employees	575	637	649
Banking center offices	7	7	6
Loan production offices	20	23	22
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
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share
	As of
(Dollars in thousands, except per share data)	March 31, 2022	December 31, 2021	March 31, 2021
	(Unaudited)	(Unaudited)	(Unaudited)
Total shareholders’ equity	$94,879	$96,290	$79,421
Less: Preferred stock liquidation preference	(9,605)	(9,605)	(13,375)
Total equity available to common shareholders	85,274	86,685	66,046
Less: Goodwill	(100)	(100)	(100)
Tangible common shareholders' equity	$85,174	$86,585	$65,946

Common shares outstanding	4,013,173	3,981,117	3,678,566
Tangible book value per common share	$21.22	$21.75	$17.93
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
Net Income
We had net income for the three months ended March 31, 2022 of $13 thousand, or $(0.05) per diluted common share, compared to net income for the three months ended March 31, 2021 of $7.51 million, or $1.82 per diluted common share. The decrease of $7.50 million in net income was the result of lower PPP income and residential loan fee income, partially offset by higher income from the sale of SBA loans, and lower noninterest expense.
Net Interest Income
Net interest income was $6.41 million for the three months ended March 31, 2022, a decrease of $6.22 million or 49.28% compared to net interest income for the three months ended March 31, 2021 of $12.63 million. This decrease was primarily due to lower net PPP loan interest and origination fee income. The net interest margin for the three months ended March 31, 2022 was 3.25% compared to 3.21% for the three months ended March 31, 2021. With the recent rate increase enacted by the Federal Reserve, the net interest margin in future periods could improve as the majority of our SBA loan portfolio rates are tied to Prime resetting quarterly at the beginning of each quarter with a lag in rate increases on deposit accounts.

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

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$30,647	$97	1.28%	$—	$—	0.00%
Loans, excluding PPP (1)	604,055	7,112	4.77%	591,050	6,599	4.53%
PPP loans	58,058	443	3.09%	878,532	8,212	3.79%
Other	106,472	88	0.34%	123,907	81	0.27%
Total interest-earning assets	799,232	7,740	3.93%	1,593,489	14,892	3.79%
Noninterest-earning assets	73,079			42,722
Total assets	$872,311			$1,636,211
Interest-bearing liabilities:
NOW, MMDA and savings	$609,467	$1,086	0.72%	$444,612	$1,033	0.94%
Time deposits	39,344	131	1.35%	96,152	287	1.21%
PPPLF advances	22,983	20	0.35%	885,028	766	0.35%
Other borrowings	9,258	97	4.25%	57,732	176	1.24%
Total interest-bearing liabilities	681,052	1,334	0.79%	1,483,524	2,262	0.62%
Demand deposits	95,457			71,894
Noninterest-bearing liabilities	2,207			7,804
Shareholders’ equity	93,595			72,989
Total liabilities and shareholders’ equity	$872,311			$1,636,211
Net interest income		$6,406			$12,630
Interest rate spread			3.13%			3.17%
Net interest margin (2)			3.25%			3.21%
Ratio of average interest-earning assets to average interest-bearing liabilities	117.35%			107.41%

(1) Includes nonaccrual loans.
(2) Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
The tables below present the effects of volume and rate changes on interest income and expense for the periods indicated. Changes in volume are changes in the average balance multiplied by the previous period’s average rate. Changes in rate are changes in the average rate multiplied by the average balance from the previous period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate. Loans in nonaccrual status, for the purpose of the following computations, are included in the average loan balances. FRB, FHLB, and FNBB restricted equity holdings are included in other interest-earning assets. The Company did not have a significant amount of tax-exempt assets.

(Dollars in thousands)	Rate	Volume	Total
Three Months Ended March 31, 2022 vs. March 31, 2021:
Interest-earning assets:
Investment securities	$—	$97	$97
Loans, excluding PPP	366	147	513
PPP loans	(1,277)	(6,492)	(7,769)
Other interest-earning assets	19	(12)	7
Total interest-earning assets	(892)	(6,260)	(7,152)
Interest-bearing liabilities:
NOW, MMDA, and savings	(275)	328	53
Time deposits	30	(186)	(156)
PPPLF advances	—	(746)	(746)
Other borrowings	161	(240)	(79)
Total interest-bearing liabilities	(84)	(844)	(928)
Net change in net interest income	$(808)	$(5,416)	$(6,224)
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
As the financial impact of the COVID-19 pandemic became more predictable throughout 2021, the Company began adjusting its allowance for loan losses from the historic high levels reached in 2020 at the onset of the pandemic. The Company continued this trend in the first quarter of 2022 which resulted in a negative provision for the three months ended March 31, 2022 of $2.40 million. This compared to a $2.00 million provision for the three months ended March 31, 2021. During the three months ended March 31, 2022, we charged off $882 thousand in loans compared to $1.15 million during the three months ended March 31, 2021. Our ALLL was $10.17 million at March 31, 2022 and $22.02 million at March 31, 2021.

Noninterest Income
The following table presents noninterest income for the three months ended March 31, 2022 and March 31, 2021.

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Noninterest income:
Residential loan fee income	$13,191	$32,029
Loan servicing income, net	461	704
Gain on sale of government guaranteed loans, net	4,621	—
Service charges and fees	282	222
SBA loan fair value gain (loss)	(197)	72
Other noninterest income	510	132
Total noninterest income	$18,868	$33,159
Noninterest income was $18.87 million during the three months ended March 31, 2022, a decrease of $14.29 million or 43.10% from $33.16 million during the three months ended March 31, 2021. The decrease was primarily due to the decrease in residential loan fee income of $18.84 million or 58.82% as a result of a decrease in residential mortgage volume of $380.29 million partially offset by an increase in gains on SBA loan sales.
Noninterest Expense
The following table presents noninterest expense for the three months ended March 31, 2022 and March 31, 2021.

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Noninterest expense:
Salaries and benefits	$13,697	$13,167
Bonus, commissions, and incentives	4,606	11,873
Mortgage banking	1,002	1,695
Occupancy and equipment	1,421	1,332
Data processing	1,467	1,269
Marketing and business development	1,742	1,642
Professional services	1,307	924
Loan origination and collection	670	496
Employee recruiting and development	871	614
Regulatory assessments	69	102
Other noninterest expense	795	607
Total noninterest expense	$27,647	$33,721
Noninterest expense was $27.65 million during the three months ended March 31, 2022, a decrease of $6.07 million or 18.01% from $33.72 million during the three months ended March 31, 2021. The decrease was primarily due to lower residential mortgage commissions. Additionally, the Company reduced headcount in the first quarter of 2022 by 65 with 62 of those from the Residential Mortgage Division. With a decline in production volume in the Residential Mortgage Division, the Company reduced its workforce to adjust to the expectations for volume moving forward. The impact to expense from the reduction of the workforce in the first quarter 2022 will not provide a meaningful reduction of noninterest expenses until the second quarter of 2022 and beyond.
Income Taxes
Income tax expense was $14 thousand for the three months ended March 31, 2022, a decrease of $2.54 million from income tax expense of $2.56 million for the three months ended March 31, 2021. The decrease was primarily due to the decrease in pre-tax earnings. The effective income tax rate was 24.07% for the three months ended March 31, 2022 and 25.40% for the three months ended March 31, 2021.
Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available-for-sale as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Asset-backed securities	$7,571	$7,535
Mortgaged-backed securities:
U.S. Government-sponsored enterprises	4,065	4,394
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	22,146	18,964
Corporate bonds	7,874	—
Total investment securities available for sale	$41,656	$30,893
The Company held one security held to maturity at March 31, 2022 and December 31, 2021, which matures in August 2039. The security is a debt security issued by a government-sponsored enterprise and its amortized cost and fair value was $2 thousand at March 31, 2022 and December 31, 2021.
No securities were pledged as of March 31, 2022 or December 31, 2021, and there were no sales of securities during the three months ended March 31, 2022 or the year ended December 31, 2021.
The securities available-for-sale presented in the following tables are reported at amortized cost and by contractual maturity as of March 31, 2022 and December 31, 2021. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	March 31, 2022
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$7,621	1.80%
Mortgaged-backed securities:
U.S. Government-sponsored enterprises	—	—%	—	—%	—	—%	4,388	1.53%
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—%	—	—%	—	—%	23,721	1.64%
Corporate bonds	—	—%	5,018	1.18%	2,856	2.98%	—	—%
Total investment securities available for sale	$—	—%	$5,018	1.18%	$2,856	2.98%	$35,730	1.66%

	December 31, 2021
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$7,624	0.90%
Mortgaged-backed securities:
U.S. Government-sponsored enterprises	—	—%	—	—%	—	—%	4,470	1.32%
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—%	—	—%	—	—%	19,370	1.31%
Total investment securities available for sale	$—	—%	$—	—%	$—	—%	$31,464	1.21%

Loan Portfolio Composition
Through the efforts of our management and loan officers, strong loan production resulted from our ability to take advantage of the economic recovery and consolidation in our markets. Senior management and loan officers have continued to develop new sources of loan referrals, particularly among centers of local influence and real estate professionals, and have also enjoyed repeat business from loyal customers in the markets the Bank serves. We have no concentration of credit in any industry that represents 10% or more of our loan portfolio. The following table sets forth the composition of our loan portfolio, including LHFS as of the dates indicated.

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Residential loans held for sale	$75,022		$114,131
Government guaranteed loans, held for sale	1,445		1,460
SBA loans held for investment, at fair value	8,769		9,614
Loans held for investment, at amortized cost:
Residential real estate	102,897	18.7%	87,235	15.3%
Commercial real estate	189,684	34.5%	163,477	28.7%
Construction and land	18,038	3.3%	18,632	3.3%
Commercial and industrial	180,163	32.8%	217,155	38.0%
Commercial and industrial – PPP	44,792	8.2%	80,158	14.1%
Consumer and other	13,502	2.5%	3,581	0.6%
Loans held for investment, at amortized cost, gross	549,076	100.0%	570,238	100.0%
Discount on SBA 7(a) loans sold	(3,335)		(3,866)
Discount on PPP loans purchased	(10)		(13)
Deferred loan costs (fees), net	7,297		7,975
Allowance for loan losses	(10,170)		(13,452)
Loans held for investment, at amortized cost, net	$542,858		$560,882
In general, construction loans are originated as construction-to-permanent loans. Third party take-out financing, where applicable, is typically in the form of permanent first mortgage conforming loans.
During the three months ended March 31, 2022, we originated approximately $63.59 million in loans through conventional lending channels, $47.33 million in loans through CreditBench (our SBA lending function), and $335.56 million through the Residential Mortgage Lending Division. During the three months ended March 31, 2021, we originated approximately $20.56 million in loans through conventional lending channels, $15.52 million through CreditBench, exclusive of PPP loans, $285.84 million of PPP loans, and $715.85 million through the Residential Mortgage Lending Division.
In 2021, we originated approximately $94.90 million in new loans through conventional lending channels, $169.47 million in loans through CreditBench, exclusive of PPP loans, $329.32 million of PPP loans, and $2.22 billion through the Residential Mortgage Lending Division.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at March 31, 2022. Loan balances in this table include loans held for investment at fair value, loans held for investment at amortized cost, discount on retained balances of loans sold, discount on PPP loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$4,362	$326	$8,669	$89,512	$102,869
Commercial	5,271	1,839	24,319	163,104	194,533
Construction and land	2,676	773	635	13,954	18,038
Commercial and industrial	6,947	9,578	165,307	6,565	188,397
Commercial and industrial - PPP	21,234	23,129	—	—	44,363
Consumer and other	585	9,317	3,136	559	13,597
Total loans	$41,075	$44,962	$202,066	$273,694	$561,797
The following table shows our loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at March 31, 2022.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$23,590	$74,917
Commercial	2,428	186,834
Construction and land	5,596	9,766
Commercial and industrial	19,089	162,361
Commercial and industrial - PPP	23,129	—
Consumer and other	3,917	9,095
Total loans	$77,749	$442,973
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
While management believes our ALLL is adequate as of March 31, 2022, future adjustments to our allowance may be necessary if economic conditions differ substantially from the assumptions used in making the determination.
Nonperforming Assets. At March 31, 2022, we had $2.66 million in nonperforming assets, excluding government guaranteed loan balances, and our ALLL represented 1.81% of total loans. At March 31, 2021, we had $3.24 million in nonperforming assets, excluding government guaranteed loan balances, and our ALLL represented 1.59% of total loans held for investment. Total loans at March 31, 2022 and March 31, 2021 include government guaranteed loans, as well as PPP loans, which have no reserves allocated to them. ALLL as a percentage of loans, not including residential loans held for sale and government guaranteed loan balances, was 2.71% at March 31, 2022, compared to 7.35% at March 31, 2021.
At December 31, 2021, we had $3.97 million in nonperforming assets, excluding government guaranteed loan balances, and our ALLL represented 2.30% of total loans, including PPP loans. Total loans at December 31, 2021 include government guaranteed loans which have no reserves allocated to them. ALLL as a percentage of loans, not including residential loans held for sale and government guaranteed loan balances, was 4.04% at December 31, 2021.
The following table sets forth certain information on nonaccrual loans and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	March 31, 2022	March 31, 2021	December 31, 2021
Nonperforming loans (government guaranteed balances)	$6,174	$6,499	$7,942
Nonperforming loans (unguaranteed balances)	2,660	3,242	3,967
Total nonperforming loans	8,834	9,741	11,909
OREO	3	—	3
Total nonperforming assets	$8,837	$9,741	$11,912
Nonperforming loans as a percentage of total loans held for investment	1.57%	0.70%	2.04%
Nonperforming loans (excluding government guaranteed balances) to total loans held for investment	0.47%	0.23%	0.68%
Nonperforming assets as a percentage of total assets	0.99%	0.57%	1.30%
Nonperforming assets (excluding government guaranteed balances) to total assets	0.30%	0.19%	0.43%
ALLL to nonperforming loans	115.12%	226.02%	112.96%
ALLL to nonperforming loans (excluding government guaranteed balances)	382.33%	679.12%	339.10%

The following table sets forth information with respect to activity in the ALLL for the periods shown:

(Dollars in thousands)	At and for the Three Months Ended March 31,
	2022	2021
Allowance at beginning of period	$13,452	$21,162
Charge-offs:
Commercial and industrial	(1,031)	(1,137)
Consumer and other	(15)	(16)
Total charge-offs	(1,046)	(1,153)
Recoveries:
Commercial real estate	8	—
Commercial and industrial	153	5
Consumer and other	3	3
Total recoveries	164	8
Net charge-offs	(882)	(1,145)
Provision for loan losses	(2,400)	2,000
Allowance at end of period	$10,170	$22,017
Net charge-offs to average loans held for investment	0.61%	0.35%
Allowance as a percent of total loans held for investment	1.81%	1.59%
Allowance as a percent of loans held for investment, not including government guaranteed loans	2.71%	7.35%
Allowance as a percent of nonperforming loans	115.12%	226.02%
Total loans held for investment	$563,242	$1,388,533
Average loans held for investment	$578,617	$1,292,090
Nonperforming loans (including government guaranteed balances)	$8,834	$9,741
Nonperforming loans (excluding government guaranteed balances)	$2,660	$3,242
Guaranteed balance of all government guaranteed loans	$187,444	$1,089,098
Loans held for sale, residential	$75,022	$208,762
The following table details net charge-offs to average loans outstanding by loan category for the years ended March 31:

	2022			2021
(Dollars in thousands)	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio
Residential real estate	$—	$76,881	—%	$—	$54,987	—%
Commercial real estate	(8)	216,373	(0.01)	—	151,259	—
Commercial and industrial	878	222,305	1.58	1,132	205,889	2.20
Commercial and industrial - PPP	—	58,058	—	—	878,532	—
Consumer and other	12	5,000	0.96	13	1,423	3.65
Total loans	$882	$578,617	0.61%	$1,145	$1,292,090	0.35%
We recorded a negative provision of $2.40 million during the three months ended March 31, 2022, compared to a provision of $2.00 million for the same period in 2021. For the year ended 2021, the provision for loan losses was $3.50 million. During 2020 and the first quarter of 2021, we increased the qualitative factors in the allowance for loan losses calculation for the decline in economic indicators caused by the COVID-19 pandemic resulting in significant provision expense in those periods. As asset quality has remained stable and as many of the Company’s SBA loans were bolstered by additional government support, additional provision for loan losses was not deemed necessary. Since 2016, the Company’s loan losses have been incurred primarily in its SBA unguaranteed loan portfolio, particularly loans originated under the SBA 7(a) Small Loan Program. The Small Loan Program represents loans of $350,000 or less and such loans carry an SBA guarantee of 75% to 90% of the loan, depending on the original principal balance. The default rate on loans originated in the SBA 7(a) Small Loan Program is significantly higher than the Bank’s other SBA 7(a) loans, conventional commercial loans, or residential mortgage loans.
Nonperforming assets to total assets, excluding government guaranteed loan balances, were 0.30%, as of March 31, 2022, as compared to 0.19% as of March 31, 2021. This percentage was 0.43% as of December 31, 2021. Since the majority of the Company’s loan portfolio consisted of SBA loans, most of which received from the SBA principal and interest payments under Section 1112 of the CARES Act during 2020 and 2021, asset quality trends may appear more favorable than they otherwise would without the SBA’s support under the CARES Act.
As of March 31, 2022, a total of 13 loans with principal balances of $676 thousand were under payment deferrals. Of those, all were government guaranteed loans with $358 thousand in outstanding unguaranteed balances. As expected, the level of SBA loans on deferral increased with the expiration of the Section 1112 payment support afforded under the CARES Act at which point certain borrowers requested payment deferrals. With the Economic Aid Act signed into law on December 27, 2020, Section 1112 CARES Act payments were extended, with some stipulations, which assisted the majority of our SBA borrowers for three months and, depending on the type of business, up to eight months of additional principal and interest payments with a cap of $9,000 per month per borrower, beginning in February 2021. Although the Company’s asset quality trends indicate minimal stress on the portfolio, management incorporated a qualitative measure in the allowance for loan losses calculation.
SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding our SBA and other government guaranteed lending activity, excluding PPP loans.

(Dollars in thousands)	At and for the Three Months Ended March 31,		At and for the Year Ended December 31,
Government Guaranteed, Excluding PPP	2022	2021	2021
Number of loans originated	86	49	374
Amount of loans originated	$47,332	$15,520	$169,467
Average loan size originated	$550	$317	$453
Government guaranteed loan balances sold	$71,345	$—	$44,854
Government unguaranteed loan balances sold	$4,351	$—	5,034
Total government guaranteed loans	$271,317	$261,502	$300,415
Government guaranteed loan balances	$143,081	$121,824	$171,548
Government unguaranteed loan balances	$128,236	$147,258	$128,867
Government guaranteed loans serviced for others	$507,986	$505,289	$459,670

We make government guaranteed loans throughout the United States. The following table sets forth, at the dates indicated, information regarding the geographic disbursement of our SBA loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	March 31,				December 31,
	2022		2021		2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Florida	$83,129	31%	$65,622	25%	$89,143	30%
California	29,967	11%	34,163	13%	32,924	11%
Texas	17,835	7%	17,992	7%	20,976	7%
Georgia	12,512	5%	14,093	5%	13,894	5%
All Other	127,874	46%	129,632	50%	143,478	47%
Total government guaranteed loans, excluding PPP loans	$271,317	100%	$261,502	100%	$300,415	100%
Residential Mortgage Loans
The following table sets forth, for the periods indicated, information regarding our residential mortgage lending activity.

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Number of loans originated	1,051	2,372
Amount of loans originated	$335,560	$715,849
Average loan size originated	$319	$302
Loan balances sold	$371,929	$710,465
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

The amounts of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	March 31, 2022		December 31, 2021
Noninterest-bearing deposits	$92,680	12.0%	$83,638	11.6%
Interest-bearing transaction accounts	180,815	23.5%	163,495	22.7%
Money market accounts	447,837	58.2%	408,257	56.5%
Savings	17,010	2.2%	15,607	2.2%
Subtotal	738,342	95.9%	670,997	93.0%
Total time deposits	31,787	4.1%	50,688	7.0%
Total deposits	$770,129	100.0%	$721,685	100.0%
At March 31, 2022, we held approximately $322.05 million of deposits that exceeded the FDIC insurance limit.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250,000 as of March 31, 2022.

(Dollars in thousands)
Three months or less	$1,100
Over three months through six months	312
Over six months through 12 months	3,766
Over 12 months	979
Total	$6,157
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
The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5.99 million and $5.99 million at March 31, 2022 and December 31, 2021, respectively.
In March 2020, the Company renegotiated the terms of its outstanding senior debt and combined its line of credit and term note into one amortizing note with quarterly principal and interest payments with interest at Prime (3.50% at March 31, 2022). The new note matures on March 10, 2029 and the balance of the note was $3.19 million and $3.30 million at March 31, 2022 and December 31, 2021, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note.
In April 2020, the Company entered into the Federal Reserve Bank’s PPPLF. Under the PPPLF, advances were secured by pledges of loans to small businesses originated by the Company under the PPP. The PPPLF accrued interest at 0.35% per annum and matured at various dates equal to the maturity date of the PPPLF collateral pledged to secure the advance, and accelerated on and to the extent of any PPP loan forgiveness reimbursement by the SBA for any PPPLF collateral or the date of purchase by the SBA from the borrower of any PPPLF collateral. On the maturity date of each advance, the Company repaid the advance plus accrued interest. The balance outstanding on this facility was $69.65 million at December 31, 2021. In the first quarter of 2022, the Company repaid the remaining balance of the advance.
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity decreased $1.41 million to $94.88 million at March 31, 2022 as compared to $96.29 million at December 31, 2021. The decrease was the result of decreases of $1.04 million of accumulated other comprehensive income due to increases in net unrealized losses on available-for-sale securities, $208 thousand of dividends declared on our preferred stock, and $321 thousand of dividends declared on our common stock during the three months ended March 31, 2022.
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
At March 31, 2022 and December 31, 2021,the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.
As of the dates indicated, the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are as shown in the table below (dollars in thousands):

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of March 31, 2022
Total Capital (to risk-weighted assets)	$106,128	19.45%	$43,656	8.00%	$54,570	10.00%
Tier 1 Capital (to risk-weighted assets)	99,247	18.19%	32,742	6.00%	43,656	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	99,247	18.19%	24,556	4.50%	35,470	6.50%
Tier 1 Capital (to total assets)	99,247	11.75%	33,774	4.00%	42,218	5.00%
As of December 31, 2021
Total Capital (to risk-weighted assets)	106,002	21.25%	39,909	8.00%	49,886	10.00%
Tier 1 Capital (to risk-weighted assets)	99,656	19.98%	29,932	6.00%	39,909	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	99,656	19.98%	22,449	4.50%	32,426	6.50%
Tier 1 Capital (to total assets)	99,656	12.22%	32,619	4.00%	40,774	5.00%
____________
(1) To be considered “adequately capitalized” under the FDIC’s Prompt Corrective Action regulations.
(2) To be considered “well capitalized” under the FDIC’s Prompt Corrective Action regulations.
Contractual Obligations
In the ordinary course of our operations, we enter into certain contractual obligations. Total contractual obligations at March 31, 2022 were $45.89 million, a decrease of $89.08 million from $134.97 million at December 31, 2021. The decrease was primarily due to the payoff of $69.65 million in PPP Liquidity Facility and a decrease in time deposits of $18.90 million.

The following tables present our contractual obligations as of March 31, 2022 and December 31, 2021.

	Contractual Obligations as of March 31, 2022
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,409	$2,161	$1,211	$151	$4,932
Long-term borrowings	—	—	—	3,186	3,186
Subordinated notes	—	—	—	5,987	5,987
Time deposits	25,097	5,773	917	—	31,787
Total	$26,506	$7,934	$2,128	$9,324	$45,892

	Contractual Obligations as of December 31, 2021
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,454	$2,249	$1,279	$301	$5,283
Long-term borrowings	—	—	—	3,299	3,299
PPP Liquidity Facility	44,647	—	25,007	—	69,654
Subordinated notes	—	—	—	6,050	6,050
Time deposits	40,868	9,210	610	—	50,688
Total	$86,969	$11,459	$26,896	$9,650	$134,974
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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, is as follows:

(Dollars of thousands)	March 31, 2022	December 31, 2021
Unfunded loan commitments	$15,411	$18,567
Unused lines of credit	62,470	52,076
Standby letters of credit	68	68
Total	$77,949	$70,711
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

Liquidity
Liquidity management is the process by which we manage the flow of funds necessary to meet our financial commitments on a timely basis and at a reasonable cost and to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of our operations, and capital expenditures. The Bank generally maintains a liquidity ratio of liquid assets to total assets, excluding PPP loans pledged to the PPPLF, of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available-for-sale. Our on-balance sheet liquidity ratio at March 31, 2022 was 18.77%, as compared to 16.76% at December 31, 2021.
During the three months ended March 31, 2022, the Bank purchased additional investment securities, all of which were classified as investment securities available for sale. The fair value of all of our investment securities available for sale totaled $41.66 million at March 31, 2022.
During each of the quarters of 2021 and the first quarter of 2022,the Bank paid a dividend of $250 thousand to BayFirst. Prior to that, the Bank retained its earnings to support its growth. Therefore, BayFirst’s liquidity had historically been dependent soley on funds received from the issuance and sale of debt and equity securities. BayFirst’s liquidity needs are to make interest payments on its debt obligations, dividends on shares of its Series A Preferred Stock, Series B Convertible Preferred Stock, and common stock, and payment of certain operating expenses. As of March 31, 2022, BayFirst held $1.51 million in cash and cash equivalents.
A description of BayFirst’s and the Bank’s debt obligations is set forth above under the heading “Other Borrowings.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk and Interest Rate Sensitivity
Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest-rate risk inherent in loan and deposit taking activities. To that end, we actively monitor and manage our interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, should also be considered.
Our objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on our asset-liability structure to control interest rate risk. A sudden or substantial increase in interest rates may impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same rate, to the same extent, or on the same basis.
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
To minimize the potential for adverse effects of changes in interest rates on the results of our operations, we monitor assets and liabilities to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. To do this, we (i) emphasize the origination of adjustable-rate and variable-rate loans to be held for investment; (ii) maintain a stable core deposit base; and (iii) maintain a significant portion of liquid assets (cash, interest-bearing deposits with other banks, and available-for-sale investment securities).
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of March 31, 2022, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2022, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A. Risk Factors
In addition to the risk factor discussed below and the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the Company's Form 10-K for the year ended December 31, 2021. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.
Changes in local, national, or global economic and political conditions could adversely affect our earnings through declines in deposits, loan demand, the ability of our customers to repay loans, the quality of our security portfolio, and the value of the collateral securing our loans.
Our success depends to a significant extent upon local, national, and global economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, military hostilities, terrorism, trade wars, economic sanctions, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of investment securities in our portfolio or available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans. Recent political and military developments in Russia, Ukraine, and elsewhere are likely to result in substantial changes in economic and political conditions for the U.S. and the remainder of the world. Disruptions in U.S. and global financial markets, and changes in oil production and supply in the Middle East and Russia, also affect the economy and stock prices in the U.S., which can affect our earnings, capital, as well as the ability of our customers to repay loans.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
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

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended March 31, 2022.

Period	Number of Shares (1)	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1-31, 2022	2,212	$22.27	2,212	911,472
February 1-28, 2022	—	—	2,212	911,472
March 1-31, 2022	—	—	2,212	911,472
Total	2,212	$22.27	2,212
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
March 31, 2022, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYFIRST FINANCIAL CORP.

Date:	May 13, 2022

By:	/s/ Anthony N. Leo
Anthony N. Leo
Chief Executive Officer (principal executive officer)

Date:	May 13, 2022

By:	/s/ Robin L. Oliver
Robin L. Oliver
Chief Financial Officer and Chief Operating Officer (principal financial officer)