Form 10-Q
period 2022-06-30
BayFirst Financial Corp.
filed 2022-08-12
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 4,029,139 shares of common stock as of August 8, 2022.

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

AFS: Available for Sale	FDIC: Federal Deposit Insurance Corporation
ALCO: Asset-Liability Committee	FHLB: Federal Home Loan Bank
ALLL: Allowance for Loan Losses	FNBB: First National Bankers Bank
AOCI: Accumulated Other Comprehensive Income	FRB: Federal Reserve Bank
ASC: FASB Accounting Standards Codification	FVO: Fair Value Option
ASU: FASB Accounting Standards Update	GAAP: Generally Accepted Accounting Principles
BHCA: Bank Holding Company Act of 1956, as amended	IRA: Individual Retirement Account
BOLI: Bank Owned Life Insurance	JOBS Act: Jumpstart Our Business Startups Act of 2012
BSA: Bank Secrecy Act of 1970	LHFS: Loans Held for Sale
CAA: Consolidated Appropriations Act	MMDA: Money Market Deposit Account
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	NOW: Negotiable Order of Withdrawal
CBLR: Community Bank Leverage Ratio	NSPP: Non-Qualified Stock Purchase Plan
CECL: Current Expected Credit Losses	OFR: Florida Office of Financial Regulation
CET1: Common Equity Tier 1 Capital	OLC: Officer Loan Committee
C&I: Commercial and Industrial	OREO: Other Real Estate Owned
CIK: Central Index Key	OTTI: Other-Than-Temporary Impairment
COVID-19: Coronavirus Disease 2019	PCAOB: Public Company Accounting Oversight Board
DCLC: Directors’ Credit and Loan Committee	PPP: Paycheck Protection Program
DEI: Diversity, Equity, and Inclusion	PPPLF: Paycheck Protection Program Liquidity Facility
DODD-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	QIB: Qualified Institutional Buyer
DRIP: Dividend Reinvestment Plan	ROU: Right of Use
EGC: Emerging Growth Company	SBA: Small Business Administration
Equity Plan: The Amended and Restated 2017 Equity Inventive Plan	SEC: U.S. Securities and Exchange Commission
EPS: Earnings per Share	SOFR: Secured Overnight Financing Rate
ESG: Environmental, Social, and Governance	U.S.: United States
ESOP: Employee Stock Ownership Plan	USDA: United States Department of Agriculture
ESPP: Employee Stock Purchase Plan	USDA B&I: United States Department of Agriculture Business and Industry
Exchange Act: Securities Exchange Act of 1934	TDR: Troubled Debt Restructure
FASB: Financial Accounting Standards Board	iXBRL: Inline eXtensible Business Reporting Language
FBCA: Florida Business Corporation Act

BAYFIRST FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
Part I - Financial Information
Item 1. Financial Statements

ASSETS
	June 30, 2022	December 31, 2021
	(Unaudited)
Cash and due from banks	$2,944	$2,869
Interest-bearing deposits in banks	64,992	106,858
Cash and cash equivalents	67,936	109,727
Time deposits in banks	4,881	2,381
Investment securities available for sale	45,283	30,893
Investment securities held to maturity	5,016	2
Restricted equity securities, at cost	3,274	2,827
Residential loans held for sale	74,708	114,131
Government guaranteed loans held for sale	—	1,460
SBA loans held for investment, at fair value	52,209	9,614
Loans held for investment, at amortized cost net of allowance for loan losses of $9,564 and $13,452	579,964	560,882
Accrued interest receivable	3,190	3,564
Premises and equipment, net	31,368	29,671
Loan servicing rights	7,952	6,619
Deferred income tax asset	1,345	454
Right-of-use operating lease assets	3,547	4,543
Bank owned life insurance	24,850	24,547
Other assets	15,854	15,780
Total assets	$921,377	$917,095
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$103,613	$83,638
Interest-bearing transaction accounts	195,386	163,495
Savings and money market deposits	432,369	423,864
Time deposits	34,038	50,688
Total deposits	765,406	721,685
FHLB and FRB borrowings	40,000	—
Subordinated debentures	5,989	5,985
Notes payable	3,072	3,299
PPP Liquidity Facility	—	69,654
Accrued interest payable	31	326
Operating lease liabilities	4,014	4,747
Accrued expenses and other liabilities	9,570	15,109
Total liabilities	828,082	820,805
Shareholders’ equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at June 30, 2022 and December 31, 2021; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at June 30, 2022 and December 31, 2021; aggregate liquidation preference of $3,210	3,123	3,123
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,019,023 and 3,981,117 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	52,432	51,496
Accumulated other comprehensive loss, net	(2,574)	(420)
Unearned compensation	(467)	(17)
Retained earnings	34,620	35,947
Total shareholders’ equity	93,295	96,290
Total liabilities and shareholders’ equity	$921,377	$917,095
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$8,211	$14,846	$15,766	$29,657
Interest-bearing deposits in banks and other	415	151	600	232
Total interest income	8,626	14,997	16,366	29,889
Interest expense:
Deposits	1,060	1,194	2,277	2,514
Borrowings	112	899	229	1,841
Total interest expense	1,172	2,093	2,506	4,355
Net interest income	7,454	12,904	13,860	25,534
Provision for loan losses	250	—	(2,150)	2,000
Net interest income after provision for loan losses	7,204	12,904	16,010	23,534
Noninterest income:
Residential loan fee income	10,212	23,352	23,403	55,381
Loan servicing income, net	438	325	899	1,029
Gain on sale of government guaranteed loans, net	3,848	13,798	8,469	13,798
Service charges and fees	322	364	604	586
SBA loan fair value gain	2,708	7	2,511	79
Other noninterest income	371	366	881	498
Total noninterest income	17,899	38,212	36,767	71,371
Noninterest expense:
Salaries and benefits	11,416	12,948	25,113	26,115
Bonus, commissions, and incentives	4,995	9,218	9,601	21,091
Mortgage banking	677	1,572	1,679	3,267
Occupancy and equipment	1,382	1,297	2,803	2,629
Data processing	1,367	2,593	2,834	3,862
Marketing and business development	1,659	1,878	3,401	3,520
Professional services	1,075	843	2,382	1,767
Loan origination and collection	748	1,105	1,418	1,601
Employee recruiting and development	474	1,008	1,345	1,622
Regulatory assessments	120	100	189	202
Residential mortgage division restructuring expense	630	—	630	—
Other noninterest expense	1,133	1,106	1,928	1,713
Total noninterest expense	25,676	33,668	53,323	67,389
Income (loss) before income taxes	(573)	17,448	(546)	27,516
Income tax expense (benefit)	(291)	4,432	(277)	6,989
Net income (loss)	(282)	13,016	(269)	20,527
Preferred stock dividends	208	235	416	567
Net income available to (loss attributable to) common shareholders	$(490)	$12,781	$(685)	$19,960
Basic earnings (loss) per common share	$(0.12)	$3.34	$(0.17)	$5.44
Diluted earnings (loss) per common share	$(0.12)	$2.98	$(0.17)	$4.87
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(282)	$13,016	$(269)	$20,527
Net unrealized (losses) on investment securities available for sale	(1,525)	(166)	(2,902)	(166)
Deferred income tax benefit	409	44	748	44
Other comprehensive (loss), net	(1,116)	(122)	(2,154)	(122)
Comprehensive income (loss)	$(1,398)	$12,894	$(2,423)	$20,405
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Shares, Series A	Preferred Shares, Series B	Common Shares(1)	Preferred Stock, Series A	Preferred Stock, Series B	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total
Balance at April 1, 2021	6,395	6,980	3,678,566	$6,161	$6,791	$46,168	$—	$(35)	$20,336	$79,421
Net income	—	—	—	—	—	—	—	—	13,016	13,016
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	14,044	—	—	237	—	—	—	237
Dividend reinvestment plan	—	—	7,295	—	—	177	—	—	—	177
Issuance of common stock, net	—	—	20,955	—	—	477	—	—	—	477
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	(196)	—	—	(4)	—	6	—	2
Stock option expense	—	—	—	—	—	111	—	—	—	111
Conversion of Series B preferred stock to common stock	—	(2,400)	146,750	—	(2,335)	2,335	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	—	(122)	—	—	(122)
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(236)	(236)
Common stock ($0.07 per share)	—	—	—	—	—	—	—	—	(270)	(270)
Balance at June 30, 2021	6,395	4,580	3,867,414	$6,161	$4,456	$49,501	$(122)	$(29)	$32,846	$92,813

Balance at April 1, 2022	6,395	3,210	4,013,173	$6,161	$3,123	$52,252	$(1,458)	$(630)	$35,431	$94,879
Net loss	—	—	—	—	—	—	—	—	(282)	(282)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	1,272	—	—	21	—	—	—	21
Dividend reinvestment plan	—	—	5,251	—	—	83	—	—	—	83
Exercise of stock options, net	—	—	324	—	—	5	—	—	—	5
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	(997)	—	—	(22)	—	163	—	141
Stock option expense	—	—	—	—	—	93	—	—	—	93
Other comprehensive loss, net	—	—	—	—	—	—	(1,116)	—	—	(1,116)
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(208)	(208)
Common stock ($0.08 per share)	—	—	—	—	—	—	—	—	(321)	(321)
Balance at June 30, 2022	6,395	3,210	4,019,023	$6,161	$3,123	$52,432	$(2,574)	$(467)	$34,620	$93,295
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Shares, Series A	Preferred Shares, Series B	Common Shares(1)	Preferred Stock, Series A	Preferred Stock, Series B	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total
Balance at January 1, 2021	6,395	8,760	3,485,018	$6,161	$8,516	$43,043	$—	$(41)	$13,390	$71,069
Net income	—	—	—	—	—	—	—	—	20,527	20,527
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	27,186	—	—	444	—	—	—	444
Dividend reinvestment plan	—	—	13,634	—	—	284	—	—	—	284
Issuance of preferred stock, net	—	740	—	—	727	—	—	—	—	727
Issuance of common stock, net	—	—	35,426	—	—	701	—	—	—	701
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	2,031	—	—	25	—	12	—	37
Stock option expense	—	—	—	—	—	217	—	—	—	217
Conversion of Series B preferred stock to common stock	—	(4,920)	304,119	—	(4,787)	4,787	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	—	(122)	—	—	(122)
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(567)	(567)
Common stock ($0.137 per share)	—	—	—	—	—	—	—	—	(504)	(504)
Balance at June 30, 2021	6,395	4,580	3,867,414	$6,161	$4,456	$49,501	$(122)	$(29)	$32,846	$92,813

Balance at January 1, 2022	6,395	3,210	3,981,117	$6,161	$3,123	$51,496	$(420)	$(17)	$35,947	$96,290
Net loss	—	—	—	—	—	—	—	—	(269)	(269)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	1,272	—	—	21	—	—	—	21
Dividend reinvestment plan	—	—	5,251	—	—	83	—	—	—	83
Repurchase of common stock	—	—	(2,212)	—	—	(49)	—	—	—	(49)
Exercise of stock options,net	—	—	725	—	—	5	—	—	—	5
Issuance of common stock, net	—	—	750	—	—	13	—	—	—	13
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	32,120	—	—	691	—	(450)	—	241
Stock option expense	—	—	—	—	—	172	—	—	—	172
Other comprehensive loss, net	—	—	—	—	—	—	(2,154)	—	—	(2,154)
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(416)	(416)
Common stock ($0.16 per share)	—	—	—	—	—	—	—	—	(642)	(642)
Balance at June 30, 2022	6,395	3,210	4,019,023	$6,161	$3,123	$52,432	$(2,574)	$(467)	$34,620	$93,295
(1) Common shares for all periods shown herein reflect the three-for-two stock split, effective on May 10, 2021.
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(269)	$20,527
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of fixed assets	995	853
Net securities premium amortization	40	14
Amortization of debt issuance costs	—	34
Amortization of premium/(discount) on loans purchased	34	(56)
Provision for loan losses	(2,150)	2,000
Accretion of discount on unguaranteed loans	(891)	(998)
Deferred tax expense (benefit)	(143)	1,261
Proceeds from sales of SBA loans held for sale	133,163	—
Net gains on sales of SBA loans	(8,469)	(13,798)
Origination of residential loans held for sale	(641,136)	(1,237,957)
Proceeds from sales of residential loans held for sale	689,854	1,367,238
Net gains on sales of residential loans held for sale	(13,307)	(51,843)
Change in fair value of residential loans held for sale	2,039	4,787
Change in fair value of SBA loans held for investment, at fair value	(2,511)	(79)
Amortization of loan servicing rights	1,490	1,546
Non-qualified stock purchase plan expense	45	38
Stock based compensation expense	368	254
Income from bank owned life insurance	(303)	(168)
Residential mortgage division fixed asset and lease impairment	380	—
Changes in:
Accrued interest receivable	374	261
Other assets	634	4,637
Accrued interest payable	(295)	(1,071)
Other liabilities	(6,272)	(3,124)
Net cash from operating activities	153,670	94,356
Cash flows from investing activities:
Purchase of investment securities available for sale	(20,326)	(22,976)
Principal payments on investment securities available for sale	1,494	119
Purchase of investment securities held to maturity	(3,568)	—
Principal payments on investment securities held to maturity	54	35
Net (sale) of restricted equity securities	(447)	(458)
Purchase of time deposits from banks	(2,500)	—
Proceeds from sales of SBA loans originally classified as held for investment	—	326,318
Loan (originations) and payments, net	(180,186)	19,376
Purchase of premises and equipment	(2,837)	(3,814)
Net cash from (used in) investing activities	(208,316)	318,600
Cash flows from financing activities:
Net change in deposits	43,721	73,538
Net increase of short-term borrowings	40,000	—
Proceeds from issuance of subordinated debt, net of costs	—	6,000
Payments on notes payable	(227)	(227)

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Net repayments of PPP Liquidity Facility borrowings	(69,654)	(437,356)
Proceeds from issuance of preferred stock, net	—	727
Redemption of subordinated debt	—	(6,000)
Proceeds from sale of common stock, net	122	1,391
Common share buyback - redeemed stock	(49)	—
Dividends paid on common stock	(642)	(504)
Dividends paid on preferred stock	(416)	(567)
Net cash from (used in) financing activities	12,855	(362,998)
Net change in cash and cash equivalents	(41,791)	49,958
Cash and cash equivalents, beginning of period	109,727	55,379
Cash and cash equivalents, end of period	$67,936	$105,337
Supplemental cash flow information
Interest paid	$2,801	$5,426
Income taxes paid	169	5,923
Supplemental noncash disclosures
Net change in unrealized holding gain on investment securities available for sale	(2,154)	(122)
Transfer of available for sale debt securities to held to maturity securities at fair value	1,500	—
Transfer of loans held for investment to loans held for sale	124,084	—
Transfer of loans held for investment to OREO	53	—
Recognition of right of use asset and operating lease liability	—	136
Conversion of Series B preferred stock to common stock	—	4,787
See accompanying notes.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include BayFirst Financial Corp. and its wholly owned subsidiary, BayFirst National Bank, together referred to as “the Company”.
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
In the opinion of management, all adjustments, consisting of normal and recurring items, considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to current year presentation. These reclassifications did not have a material effect on previously reported net income, shareholders’ equity, or cash flows.
Operating results for the six month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2021 in the Company’s Annual Report filed on Form 10-K. There were no new accounting policies or changes to existing policies adopted during the first six months of 2022 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Effective May 10, 2021, the Company affected a three-for-two stock split. All share amounts and per share financial data contained in these financial statements related to periods prior and subsequent to this stock split have been adjusted to reflect the split.
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
Contingencies: Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2022. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2022 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
New Accounting Standards Not Yet Adopted:
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This new guidance was issued to replace the incurred loss model for loans and other financial assets with an expected loss model, which is referred to as the CECL model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and debt securities held to maturity. It also applies to off-balance sheet credit exposures not accounted for as insurance (i.e., loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
investments in certain leases recognized by a lessor. In addition, the amendments in ASU 2016-13 require credit losses on investment securities available for sale to be presented as a valuation allowance rather than as a direct write-down thereon. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted; however, the Company has elected to adopt new or revised accounting standards using the delayed effective dates applicable to Emerging Growth Companies. Management is in the process of evaluating the impact of adoption of this ASU on its Consolidated Financial Statements, processes, and controls and is not currently able to reasonably estimate the impact of adoption on the Company’s consolidated financial position, results of operations; however, adoption is likely to lead to significant changes in accounting policies related to, and the methods employed in estimating, the allowance for credit losses. It is possible that the impact will be material to the Company’s consolidated financial position and results of operations. To date, the Company has established a CECL steering committee and has an implementation plan. The Company has segmented the loan portfolio based on similar risk characteristics and reviewed and selected methodologies for estimating expected credit losses.
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
NOTE 2 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale and investment securities held to maturity at June 30, 2022 and December 31, 2021 are summarized as follows:

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$10,098	$—	$(189)	$9,909
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,296	—	(522)	3,774
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	23,023	—	(2,470)	20,553
Corporate bonds	11,339	—	(292)	11,047
Total investment securities available for sale	$48,756	$—	$(3,473)	$45,283

Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$2	$—	$—	$2
Corporate bonds	5,014	—	(17)	4,997
Total investment securities held to maturity	$5,016	$—	$(17)	$4,999

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$7,624	$—	$(89)	$7,535
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,470	—	(76)	4,394
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	19,370	—	(406)	18,964
Total investment securities available for sale	$31,464	$—	$(571)	$30,893

Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$2	$—	$—	$2
Total investment securities held to maturity	$2	$—	$—	$2
The amortized cost and fair value of investment securities as of June 30, 2022 are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One to five years	$11,339	$11,047	$4,014	$3,997
Five to ten years	—	—	1,000	1,000
Beyond ten years	37,417	34,236	2	2
Total	$48,756	$45,283	$5,016	$4,999
During the second quarter of 2022, the Company transferred a $1,500 previously designated available for sale investment security to a held to maturity designation at estimated fair value. The reclassification for the period ended June 30, 2022 is permitted as the Company has appropriately determined the ability and intent to hold the investment security as an investment until maturity or call. The investment security had no unrealized net gain or loss at the time of transfer since it was purchased near the end of the first quarter of 2022.
As of June 30, 2022, the Company's investment portfolio consisted of 22 securities, 18 of which were in an unrealized loss position. The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2022.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table summarizes investment securities with unrealized losses at June 30, 2022 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale:
Asset-backed securities	$9,909	$(189)	$—	$—	$9,909	$(189)
Mortgage-backed securities:
U.S. Government-sponsored enterprises	2,145	(236)	1,629	(286)	3,774	(522)
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	16,917	(2,015)	3,636	(455)	20,553	(2,470)
Corporate Bonds	11,047	(292)	—	—	11,047	(292)
Total investment securities held to maturity	$40,018	$(2,732)	$5,265	$(741)	$45,283	$(3,473)

Investment securities held to maturity:
Corporate Bonds	$2,497	$(17)	$—	$—	$2,497	$(17)
Total investment securities held to maturity	$2,497	$(17)	$—	$—	$2,497	$(17)
The following table summarizes investment securities with unrealized losses at December 31, 2021 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale:
Asset-backed securities	$7,535	$(89)	$—	$—	$7,535	$(89)
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,394	(76)	—	—	4,394	(76)
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	18,964	(406)	—	—	18,964	(406)
Total investment securities available for sale	$30,893	$(571)	$—	$—	$30,893	$(571)
No investment securities were pledged as of June 30, 2022 or December 31, 2021, and there were no sales of investment securities during the six months ended June 30, 2022 or December 31, 2021.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 3 – LOANS
Loans held for investment, at amortized cost, at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Real estate:
Residential	$122,403	$87,235
Commercial	216,067	163,477
Construction and land	9,686	18,632
Commercial and industrial	168,990	217,155
Commercial and industrial - PPP	31,430	80,158
Consumer and other	35,845	3,581
Loans held for investment, at amortized cost, gross	584,421	570,238
Deferred loan costs, net	7,629	7,975
Discount on SBA 7(a) loans sold(1)	(4,743)	(3,866)
Premium/(discount) on loans purchased	2,221	(13)
Allowance for loan losses	(9,564)	(13,452)
Loans held for investment, at amortized cost	$579,964	$560,882
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.
NOTE 4 - ALLOWANCE FOR LOAN LOSSES
The following schedule presents the activity in the allowance for loan losses by loan segment for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$10,170	$22,017	$13,452	$21,162
Charge-offs:
Real estate - commercial	(53)	—	(53)	—
Commercial and industrial	(939)	(1,453)	(1,970)	(2,590)
Consumer and other	(26)	(12)	(41)	(28)
Total charge-offs	(1,018)	(1,465)	(2,064)	(2,618)
Recoveries:
Real estate - commercial	53	—	61	—
Commercial and industrial	107	244	260	249
Consumer and other	2	1	5	4
Total recoveries	162	245	326	253
Net (charge-offs)	(856)	(1,220)	(1,738)	(2,365)
Provision for loan losses	250	—	(2,150)	2,000
Balance, end of period	$9,564	$20,797	$9,564	$20,797
Net (charge-offs) to total average loans held for investment	(0.57)%	(0.42)%	(0.59)%	(0.38)%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by loan segment and based on impairment method at June 30, 2022. The government guaranteed loan balances are included in the collectively evaluated for impairment balances.

	Real Estate- Residential	Real Estate- Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$949	$—	$—	$—	$949
Collectively evaluated for impairment	589	1,133	38	5,815	—	1,038	2	8,615
Total	$589	$1,133	$38	$6,764	$—	$1,038	$2	$9,564
Loans:
Individually evaluated for impairment	$246	$1,611	$—	$2,388	$—	$—	$—	$4,245
Collectively evaluated for impairment	122,157	214,456	9,686	166,602	31,430	35,845	—	580,176
Total	$122,403	$216,067	$9,686	$168,990	$31,430	$35,845	$—	$584,421
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by loan segment and based on impairment method at December 31, 2021. The government guaranteed loan balances are included in the collectively evaluated for impairment balances.

	Real Estate- Residential	Real Estate- Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$91	$—	$902	$—	$—	$—	$993
Collectively evaluated for impairment	1,437	2,258	241	8,300	—	154	69	12,459
Total	$1,437	$2,349	$241	$9,202	$—	$154	$69	$13,452
Loans:
Individually evaluated for impairment	$124	$2,900	$—	$902	$—	$—	$—	$3,926
Collectively evaluated for impairment	87,111	160,577	18,632	216,253	80,158	3,581	—	566,312
Total	$87,235	$163,477	$18,632	$217,155	$80,158	$3,581	$—	$570,238
The following table presents information related to impaired loans by loan segment at and for the six months ended June 30, 2022:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate - residential	$246	$246	$—	$165	$—	$—
Real estate - commercial	1,611	1,611	—	2,154	15	15
Subtotal	1,857	1,857	—	2,319	15	15
With an allowance recorded:
Real estate - commercial	—	—	—	102	—	—
Commercial and industrial	2,388	2,388	949	1,176	—	—
Subtotal	2,388	2,388	949	1,278	—	—
Total	$4,245	$4,245	$949	$3,597	$15	$15

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table presents information related to impaired loans by loan segment at and for the six months ended June 30, 2021:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate - commercial	$2,591	$2,591	$—	$1,932	$20	$—
Subtotal	2,591	2,591	—	1,932	20	—
With an allowance recorded:
Real estate - commercial	89	89	37	583	—	—
Commercial and industrial	856	856	856	902	—	—
Subtotal	945	945	893	1,485	—	—
Total	$3,536	$3,536	$893	$3,417	$20	$—
The unpaid principal balance represents the outstanding contractual balance. For purposes of the impaired loans by loan segment tables above, the unpaid principal balance and recorded investment do not include the government guaranteed balance. The government guaranteed balances of impaired loans at June 30, 2022 and December 31, 2021 were $6,192 and $6,197, respectively.
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
The following table presents the recorded investment in nonaccrual and loans past due over 89 days still on accrual by loan segment at June 30, 2022 and December 31, 2021. In the following table, the recorded investment does not include the government guaranteed balance.

	Nonaccrual		Loans Past Due Over 89 Days Still Accruing
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Real estate - residential	$246	$124	$—	$126
Real estate - commercial	1,611	2,815	—	—
Commercial and industrial	2,388	902	92	—
Total	$4,245	$3,841	$92	$126

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table presents the aging of the recorded investment in past due loans at June 30, 2022 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$868	$246	$1,114	$121,289	$122,403
Real estate - commercial	1,157	609	1,766	214,301	216,067
Real estate - construction and land	—	—	—	9,686	9,686
Commercial and industrial	1,655	2,300	3,955	165,035	168,990
Commercial and industrial - PPP	—	—	—	31,430	31,430
Consumer and other	27	—	27	35,818	35,845
Total	$3,707	$3,155	$6,862	$577,559	$584,421
(1) For the purposes of the table above, $6,678 of balances 30-89 days past due and $1,153 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guaranty. Of those loans, $15 of commercial and industrial PPP loans were delinquent as of June 30, 2022.

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
(1) For the purposes of the table above, $10,360 of balances 30-89 days past due and $2,807 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guaranty, and $11,089 of commercial and industrial PPP loans are primarily due to delinquencies from borrowers with only a PPP loan and no other Bank product. These borrowers were non-responsive to requests for forgiveness applications and payments, and applications were subsequently submitted to the SBA for their 100% guarantee purchase from the Bank.

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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The table below sets forth credit exposure for the loan portfolio disaggregated by loan segment based on internally assigned risk ratings at June 30, 2022:

	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate - residential	$122,157	$—	$246	$—	$122,403
Real estate - commercial	214,383	73	1,611	—	216,067
Real estate - construction and land	9,686	—	—	—	9,686
Commercial and industrial	165,976	118	2,896	—	168,990
Commercial and industrial - PPP	31,430	—	—	—	31,430
Consumer and other	35,845	—	—	—	35,845
Loans held for investment, at amortized cost	$579,477	$191	$4,753	$—	$584,421
The table below sets forth credit exposure for the loan portfolio disaggregated by loan segment based on internally assigned risk ratings at December 31, 2021:

	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate - residential	$87,233	$—	$2	$—	$87,235
Real estate - commercial	160,492	170	2,815	—	163,477
Real estate - construction and land	18,632	—	—	—	18,632
Commercial and industrial	212,544	1,850	2,761	—	217,155
Commercial and industrial - PPP	80,158	—	—	—	80,158
Consumer and other	3,581	—	—	—	3,581
Loans held for investment, at amortized cost	$562,640	$2,020	$5,578	$—	$570,238
Troubled Debt Restructurings
The following table presents loans classified as TDR at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Accruing	Nonaccruing	Accruing	Nonaccruing
Real estate - commercial	$—	$—	$85	$1,116
The Company had not committed to lend any additional amounts to the loans classified as TDR at June 30, 2022 and December 31, 2021. The Company estimated $38 of impaired loan loss reserves for these loans at December 31, 2021. There were no loans which were modified in the previous twelve months that defaulted during the six months ended June 30, 2022.
There were no new loans classified as TDR during the six months ended June 30, 2022.
The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDR and permitted any determination related thereto if (i) the loan modification was made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The CAA, signed into law on December 27, 2020, extended the applicable period to include modifications to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the date of the termination of the COVID-19 national emergency. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDR. The Company is applying this guidance to qualifying loan modifications.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Loan modifications related to COVID-19 at June 30, 2022 and December 31, 2021 are presented in the table below:

	June 30, 2022		December 31, 2021
	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
Real estate - residential	—	$—	1	$258
Commercial and industrial	11	459	23	1,113
Total loan modifications related to COVID-19	11	$459	24	$1,371
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
Investment Securities Available for Sale: The fair values of investment securities available for sale are determined by matrix pricing, which is a mathematical technique used to value debt securities without relying exclusively on quoted prices for the specific investment securities, but rather by relying on the investment securities’ relationship to other benchmark quoted investment securities (Level 2). Management obtains the fair values of investment securities available for sale on a monthly basis from a third party pricing service.
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
SBA Loan Servicing Rights: On a quarterly basis, SBA loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value. The fair value of SBA servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. There were no SBA loan servicing rights carried at fair value at June 30, 2022 and December 31, 2021.
Assets and liabilities measured at fair value on a recurring basis at June 30, 2022 are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$45,283	$—	$45,283
Residential loans held for sale	14,750	59,958	—	74,708
SBA loans held for investment, at fair value	—	—	52,209	52,209
Interest rate lock commitments	—	—	1,164	1,164
Mandatory forward sales contracts	283	—	—	283
Best efforts forward sales contracts	—	—	83	83
Financial liabilities
Interest rate lock commitments	$—	$—	$77	$77
Mandatory forward sales contracts	445	—	—	445
Assets and liabilities measured at fair value on a recurring basis at December 31, 2021 are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$30,893	$—	$30,893
Residential loans held for sale	43,837	70,294	—	114,131
SBA loans held for investment, at fair value	—	—	9,614	9,614
Interest rate lock commitments	—	—	1,435	1,435
Mandatory forward sales contracts	88	—	—	88
Best efforts forward sales contracts	—	—	27	27
Financial liabilities
Interest rate lock commitments	$—	$—	$23	$23
Mandatory forward sales contracts	166	—	—	166

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the reported periods.
Financial Instruments Recorded Using Fair Value Option
The Company has elected the fair value option for residential loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual term of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual at June 30, 2022 and December 31, 2021.
The aggregate fair value, contractual balance, and gain at June 30, 2022 and December 31, 2021 for residential loans held for sale were as follows:

	June 30, 2022	December 31, 2021
Aggregate fair value	$74,708	$114,131
Contractual balance	72,951	110,335
Gain	$1,757	$3,796
The total amount of losses from changes in fair value and interest income included in earnings for the six months ended June 30, 2022 and June 30, 2021 for residential loans held for sale were as follows:

	Six Months Ended June 30,
	2022	2021
Interest income	$1,604	$2,030
Change in fair value	(2,039)	(4,787)
Total (loss)	$(435)	$(2,757)
The Company also elected the fair value option for certain of its non-PPP SBA loans as the Company believed that fair value was the best indicator of the resolution of those loans at that time. Depending on market conditions and liquidity needs of the Company, management determines whether it is advantageous to hold or sell SBA loans on a loan-by-loan basis. The portion of these loans guaranteed by the SBA are generally readily marketable in the secondary market and the portion of the loans that are not guaranteed may be sold periodically to other third party financial institutions. Interest income on these loans is recorded based on the contractual term of the loan and in accordance with the Company’s policy on other loans held for investment.
The aggregate fair value, contractual balance, and gain at June 30, 2022 and December 31, 2021 for SBA loans held for investment, at fair value, were as follows:

	June 30, 2022	December 31, 2021
Aggregate fair value	$52,209	$9,614
Contractual balance	49,517	9,433
Gain	$2,692	$181
The total amount of gains and losses from changes in fair value and interest income included in earnings for the six months ended June 30, 2022 and June 30, 2021 for SBA loans held for investment, at fair value, were as follows:

	Six Months Ended June 30,
	2022	2021
Interest income	$341	$288
Change in fair value	2,511	79
Total gain	$2,852	$367
Changes in fair value for SBA loans held for investment, at fair value, were included in SBA loan fair value gain on the Consolidated Statements of Income.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The table below presents a reconciliation of SBA loans held for investment, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended June 30,
	2022	2021
Balance of SBA loans held for investment at fair value, beginning of period	$9,614	$9,264
New SBA origination at fair value	41,745	—
Principal payments	(1,661)	(674)
Repurchase of guaranteed balances previously participated	—	1,401
Total gains during the period	2,511	79
Balance of SBA loans held for investment at fair value, end of period	$52,209	$10,070
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
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of SBA loans held for investment, at fair value, interest rate lock commitments, and best efforts forward sales contracts falling within Level 3 of the fair value hierarchy at June 30, 2022 and December 31, 2021:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
June 30, 2022
SBA loans held for	$52,209	Discounted	Discount rate	4.00%-7.50% (4.81%)
investment, at fair value		cash flow	Conditional prepayment rate	8.58%-9.07% (8.76%)
Interest rate lock commitments	1,087	Quoted Market Prices	Pull-through expectations	24.00%-100.00% (84.23%)
Best efforts forward sales contracts	83	Quoted Market Prices	Pull-through expectations	24.00%-80.00% (75.65%)
December 31, 2021
SBA loans held for	$9,614	Discounted	Discount rate	3.22%-6.72% (4.22%)
investment, at fair value		cash flow	Conditional prepayment rate	10.56%-10.56% (10.56%)
Interest rate lock commitments	1,412	Quoted Market Prices	Pull-through expectations	24.00%-100.00% (84.40%)
Best efforts forward sales contracts	27	Quoted Market Prices	Pull-through expectations	24.00%-80.00% (65.79%)
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
The significant unobservable inputs impacting the fair value measurement of interest rate lock commitments and best efforts sales contracts include pull-through rates. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitments and best efforts forward sale contracts will result in positive fair value adjustments (and an increase in the fair value measurement). Conversely, a decrease in the pull-through rate will result in a negative fair value adjustment (and a decrease in the fair value measurement).

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Assets measured at fair value on a nonrecurring basis at June 30, 2022 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$1,768	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Assets measured at fair value on a nonrecurring basis at December 31, 2021 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Range/Amount
Impaired loans	$1,614	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at June 30, 2022 and December 31, 2021 are as follows:

		June 30, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$67,936	$67,936	$109,727	$109,727
Time deposits in banks	2	4,881	4,773	2,381	2,437
Investment securities held to maturity	2	5,016	4,999	2	2
Restricted equity securities, at cost	2	3,274	3,274	2,827	2,827
Government guaranteed loans held for sale	2	—	—	1,460	1,460
Loans held for investment, at amortized cost	3	579,964	577,950	560,882	569,394
Accrued interest receivable	3	3,190	3,190	3,564	3,564
SBA loan servicing rights	3	7,760	9,112	6,407	8,050
Mortgage loan servicing rights	3	192	192	212	212
Liabilities:
Noninterest-bearing deposits	2	$103,613	$103,613	$83,638	$83,638
Interest-bearing transaction accounts	2	195,386	195,386	163,495	163,495
Savings and money market deposits	2	432,369	432,369	423,864	423,864
Time deposits	2	34,038	34,016	50,688	51,049
FHLB and FRB borrowings	2	40,000	40,000	—	—
Subordinated debentures	2	5,989	5,836	5,985	6,175
Notes payable	2	3,072	3,063	3,299	3,350
PPP Liquidity Facility	2	—	—	69,654	69,654
Accrued interest payable	2	31	31	326	326
NOTE 6 – SBA LOAN SERVICING ACTIVITIES
At June 30, 2022 and December 31, 2021, the principal balance of SBA loans, excluding PPP loans, retained by the Company was $290,387 and $300,415, respectively, of which $151,903 and $171,548 represented the guaranteed portion

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
of the loans. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of SBA loans serviced for others requiring recognition of a servicing asset were $522,050 and $459,670 at June 30, 2022 and December 31, 2021, respectively.
Activity for SBA loan servicing rights for the three and six months ended June 30, 2022 and June 30, 2021 follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Beginning of period	$7,399	$7,445	$6,407	$8,160
Additions	1,134	—	2,823	—
Amortization	(773)	(831)	(1,470)	(1,546)
End of period	$7,760	$6,614	$7,760	$6,614
The fair value of SBA loan servicing rights was $9,112 and $8,050 at June 30, 2022 and December 31, 2021, respectively. Fair value was determined using a weighted average discount rate of 14.37% and a weighted average prepayment speed of 10.21% at June 30, 2022. Fair value was determined using a weighted average discount rate of 12.13% and a weighted average prepayment speed of 10.37% at December 31, 2021. The SBA loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain on sale of SBA loans, excluding sale of PPP loans, for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Gain on sale of guaranteed SBA loans	$2,714	$—	$6,038	$—
Loss on sale of unguaranteed SBA loans	—	—	(348)	—
Costs recognized on sale of SBA loans	—	—	(44)	—
Fair value of servicing rights created	1,134	—	2,823	—
Gain on sale of SBA loans, net	$3,848	$—	$8,469	$—
NOTE 7 - PREMISES AND EQUIPMENT
Premises and equipment at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Land and improvements	$4,194	$4,194
Building and improvements	9,847	9,590
Leasehold improvements	2,624	2,433
Furniture, fixtures, and equipment	7,156	7,034
Fixed assets in process	13,965	12,247
Total premises and equipment	37,786	35,498
Accumulated depreciation and amortization	(6,418)	(5,827)
Net premises and equipment	$31,368	$29,671
Depreciation and amortization expense was $500 and $439 for the three months ended June 30, 2022 and June 30, 2021, respectively, and $995 and $853 for the six months ended June 30, 2022 and June 30, 2021, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 8 – LEASES
For the three and six months ended June 30, 2022 and June 30, 2021, the components of total lease cost and supplemental information related to operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$385	$361	$772	$722
Short-term lease cost	137	179	273	374
Total lease cost, net	$522	$540	$1,045	$1,096

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating cash flows related to operating leases	$388	$362	$768	$709
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	—	136
	$388	$362	$768	$845
At June 30, 2022, the weighted average discount rate of operating leases was 2.17% and the weighted average remaining life of operating leases was 3.97 years.
The future minimum lease payments for operating leases, subsequent to June 30, 2022, as recorded on the balance sheet, are summarized as follows:

2022	$711
2023	1,171
2024	1,087
2025	686
2026	593
Thereafter	301
Total undiscounted lease payments	$4,549
Less: imputed interest	(535)
Net lease liabilities	$4,014
Impairment of ROU Assets
ROU assets from operating leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, and are reviewed for impairment when indicators of impairment are present. ASC 360 requires three steps to identify, recognize and measure impairment. If indicators of impairment are present (Step 1), the Company performs a recoverability test (Step 2) comparing the sum of the estimated undiscounted cash flows attributable to the ROU asset in question to the carrying amount. If the undiscounted cash flows used in the recoverability test are less than the carrying amount, the Company estimates the fair value of the ROU asset and recognizes an impairment loss when the carrying amount exceeds the estimated fair value (Step 3).
During the current quarter, the Company closed leased mortgage lending offices as part of its residential mortgage division restructure initiative. The mortgage lending offices were evaluated as outlined above to determine whether the operating leases were impaired. As part of the recoverability test, the Company elected to exclude operating lease liabilities from the carrying amount of the asset group. The undiscounted future cash flows used in the recoverability test were based on assumptions made by the Company rather than market participant assumptions. Since an election was made to exclude operating lease liabilities from the asset or asset group, all future cash lease payments for the lease were also excluded. In addition, the Company elected to exclude operating lease liabilities from the estimated fair value, consistent with the recoverability test. When determining the fair value of the ROU asset, the Company estimated what market participants would pay to lease the assets assuming the highest and best use in the assets current forms.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Based on the analysis, the Company concluded that the ROU assets for these offices were impaired, resulting in a remaining ROU carrying value of $493 and the recognition of a $235 impairment for the three and six months ended June 30, 2022. The impairment was recognized in Residential mortgage division restructuring expense on the Consolidated Statements of Income.
NOTE 9 – OTHER BORROWINGS
At June 30, 2022, FHLB and FRB borrowings totaled $40,000 consisting of $20,000 in FHLB borrowings and $20,000 in borrowings from the FRB. There were no borrowings from the FHLB or FRB at December 31, 2021.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. The advances were secured by a blanket lien on $192,487 of real estate-related loans as of June 30, 2022. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $109,776 from the FHLB at June 30, 2022.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $34,813 of commercial loans as of June 30, 2022. FRB short-term borrowings bear interest at variable rates based on the Federal Open Market Committee's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to an additional $4,797 from the FRB at June 30, 2022.
In June 2021, the Company issued $6,000 of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. These Debentures were issued to redeem a $6,000 Subordinated Debenture which was issued in December 2018 and carried interest at a rate of 6.875% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5,989 and $5,985 at June 30, 2022 and December 31, 2021, respectively.
In March 2020, the Company renegotiated the terms of its outstanding senior debt and combined its line of credit and term note into one amortizing note with quarterly principal and interest payments with interest at Prime (4.75% at June 30, 2022). The new note matures on March 10, 2029 and the balance of the note was $3,072 and $3,299 at June 30, 2022 and December 31, 2021, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. As of June 30, 2022, the Company was in compliance with all financial debt covenants.
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
NOTE 10 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock and stock options. Total compensation cost charged against income related to the Equity Plan was $244 and $88 for the three months ended June 30, 2022 and June 30, 2021, respectively, and $423 and $229 for the six months ended June 30, 2022 and June 30, 2021, respectively.
Restricted Stock
The Company awarded shares of restricted common stock to certain employees for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
A summary of changes in the Company’s nonvested restricted shares for the six months ended June 30, 2022 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2022	2,483	$14.86
Granted	34,925	21.50
Vested	(3,921)	18.44
Forfeited	(1,725)	21.45
Nonvested at June 30, 2022	31,762	$21.36
At June 30, 2022, there was $477 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the six months ended June 30, 2022 and June 30, 2021 was $88 and $85, respectively.
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
A summary of the activity in the Equity Plan for the six months ended June 30, 2022 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	450,278	$15.64
Exercised	(2,545)	15.14
Forfeited	(11,370)	15.06
Outstanding at June 30, 2022	436,363	$15.65	7.13	$1,722
Vested and exercisable at June 30, 2022	273,325	$15.95	6.70	$997
There were no options granted during the three and six months ended June 30, 2022. The weighted average fair value of options granted during the six months ended June 30, 2021 was $3.70. Total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan was $408 at June 30, 2022. This cost is expected to be recognized over a weighted average period of 2.11 years.
NOTE 11 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and other stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. During the six months ended June 30, 2022, 5,251 shares were purchased at an average price of $15.85. During the six months ended June 30, 2021, 13,634 shares were purchased at an average price of $20.85. During the year ended December 31, 2021, 17,971 shares were purchased at an average price of $21.68 per share.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the six months ended June 30, 2022 and June 30, 2021 was $45 and $19, respectively.
The Company has a Salary Continuation Agreement, (the “Agreement”), with an executive officer. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. If early termination occurs before December 31, 2022, the executive will not receive any benefit under the Agreement. The liability recorded for the Agreement was $350 and $312 at June 30, 2022 and December 31, 2021, respectively, and the related expense for the six months ended June 30, 2022 and June 30, 2021 was $38 and $45, respectively.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of each employee’s salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. Expense recognized in relation to the 401(k) plan was $999 and $786 for the six months ended June 30, 2022 and June 30, 2021, respectively.
The Company has an ESOP for eligible employees. Each year, the Company’s Board of Directors may approve a discretionary percentage of employees’ salaries to be contributed to the ESOP for eligible employees. The Board approved 1% of salaries for eligible employees in 2021. There was no expense related to the ESOP for the six months ended June 30, 2022. Expense related to the ESOP was $459 for the six months ended June 30, 2021.
NOTE 12 - INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax. In the ordinary course of business, we are routinely subject to audit by the Internal Revenue Service. Currently, the Company is subject to examination by taxing authorities for the 2018 tax return year and forward.
A reconciliation of expected income tax expense (benefit) using the federal statutory rate of 21% for the three and six months ended June 30, 2022 and June 30, 2021 and actual income tax expense (benefit) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Federal tax based on federal corporate statutory rate	$(120)	$3,664	$(115)	$5,778
State tax, net of federal effect	(97)	1,307	(85)	1,420
Changes resulting from:
Other, net	(74)	(539)	(77)	(209)
Total income tax expense (benefit)	$(291)	$4,432	$(277)	$6,989
NOTE 13 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met all capital adequacy requirements to which it was subject at June 30, 2022 and December 31, 2021.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s classification.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Actual and required capital amounts and ratios for the Bank are presented below at June 30, 2022:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$107,716	16.37%	$52,625	8.00%	$65,782	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$99,461	15.12%	$39,469	6.00%	$52,625	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$99,461	15.12%	$29,602	4.50%	$42,758	6.50%
Tier 1 Capital
(to Average Assets)	$99,461	11.37%	$34,998	4.00%	$43,747	5.00%
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2021:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$106,002	21.25%	$39,909	8.00%	$49,886	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$99,656	19.98%	$29,932	6.00%	$39,909	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$99,656	19.98%	$22,449	4.50%	$32,426	6.50%
Tier 1 Capital
(to Average Assets)	$99,656	12.22%	$32,619	4.00%	$40,774	5.00%
Dividend Restrictions
Banking regulations limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits of the Bank for that year combined with the retained net profits for the preceding two years.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 14 – MORTGAGE BANKING ACTIVITIES
The following table presents the components of residential loan fee income for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net gain realized on sale of residential loans held for sale	$4,237	$22,899	$13,307	$51,843
Net change in fair value recognized on residential loans held for sale	960	546	(2,039)	(4,787)
Net change in fair value recognized on interest rate lock commitments	1,064	487	(268)	(5,068)
Net change in fair value recognized on mandatory and best efforts forward sales contracts	2,629	(2,998)	9,574	7,864
Mortgage banking fees	1,322	2,418	2,829	5,529
Residential loan fee income	$10,212	$23,352	$23,403	$55,381
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
At June 30, 2022 and December 31, 2021, the Company had interest rate lock commitments of $79,698 and $108,122, mandatory forwards contracts of $90,500 and $142,500, and forward sales contracts of $11,659 and $7,375, respectively. The fair value of these mortgage banking derivatives was reflected by a total derivative asset of $1,530 and $1,550 and a total derivative liability of $522 and $189 at June 30, 2022 and December 31, 2021, respectively. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage banking derivatives are included in residential loan fee income in the Consolidated Statements of Income.
The net gains (losses) relating to free-standing derivative instruments used for risk management at June 30, 2022 and December 31, 2021 are summarized below:

	June 30, 2022	December 31, 2021
Mandatory forward sales contracts	$(162)	$(78)
Best efforts forward sales contracts	83	27
Interest rate lock commitments	1,087	1,412

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate lock commitments	$70,315	$1,164	$103,572	$1,435
Mandatory forward sales contracts	40,000	283	60,000	88
Best efforts forward sales contracts	11,659	83	7,375	27
Included in other liabilities:
Interest rate lock commitments	9,383	77	4,550	23
Mandatory forward sales contracts	50,500	445	82,500	166
NOTE 15 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
The contractual amounts of financial instruments with off-balance sheet risk at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Unfunded loan commitments	$39,606	$18,567
Unused lines of credit	127,735	52,076
Standby letters of credit	68	68
All unused lines of credit at June 30, 2022 and December 31, 2021 were variable rate lines of credit and the majority of unfunded loan commitments at June 30, 2022 and December 31, 2021 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 16 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic:
Net income (loss)	$(282)	$13,016	$(269)	$20,527
Less: Preferred stock dividends	208	235	416	567
Net income available to (loss attributable to) common shareholders	$(490)	$12,781	$(685)	$19,960
Weighted average common shares outstanding	4,014,445	3,821,993	4,009,002	3,666,418
Basic earnings (loss) per common share	$(0.12)	$3.34	$(0.17)	$5.44
Diluted:
Net income (loss)	$(282)	$13,016	$(269)	$20,527
Less: Preferred stock dividends	208	235	416	567
Add: Series B preferred stock dividends	—	92	—	279
Net income available to (loss attributable to) common shareholders	$(490)	$12,873	$(685)	$20,239
Weighted average common shares outstanding for basic earnings per common share	4,014,445	3,821,993	4,009,002	3,666,418
Add: Dilutive effects of conversion of Series B preferred stock to common stock	—	333,994	—	333,994
Add: Dilutive effects of assumed exercises of stock options/warrants	—	159,035	—	153,522
Average shares and dilutive potential common shares	4,014,445	4,315,022	4,009,002	4,153,934
Diluted earnings (loss) per common share	$(0.12)	$2.98	$(0.17)	$4.87
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS to the extent the impact of such exchange would not be anti-dilutive. For the three and six months ended June 30, 2022, 318,961 and 333,704, respectively, of potential shares of common stock issuable upon the potential exercise of outstanding convertible Series B preferred stock, stock options and warrants were excluded from diluted loss per share because the effect would have been anti-dilutive. There were no common stock options excluded in computing diluted earnings per common share for the three and six months ended June 30, 2021.
NOTE 17 – OPERATING SEGMENTS
The Company has two reportable segments: Banking and Residential Mortgage Lending. The Banking segment provides a variety of traditional community banking services through its full-service banking centers located in St. Petersburg, Seminole, Pinellas Park, Clearwater, Sarasota, Tampa, and Belleair Bluffs, Florida, as well as SBA lending services throughout the nation. The Residential Mortgage Lending segment originates residential mortgage loans primarily for sale in the secondary market with offices throughout the nation. Loans and deposits provide revenue in the Banking segment and loan sales provide revenue in the Residential Lending segment.
Segment profit and loss is measured by net income after income tax. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process. Due to the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Information about reportable segments and reconciliation of such information to the Consolidated Financial Statements follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Residential Mortgage	Banking	Consolidated	Residential Mortgage	Banking	Consolidated
Interest income	$867	$7,759	$8,626	$811	$14,186	$14,997
Interest expense	561	611	1,172	553	1,540	2,093
Net interest income	306	7,148	7,454	258	12,646	12,904
Provision for loan losses	—	250	250	—	—	—
Residential loan fee income	10,212	—	10,212	23,352	—	23,352
Internal transfer for portfolio loans originated	280	(280)	—	97	(97)	—
Other noninterest income	5	7,682	7,687	15	14,845	14,860
Total noninterest income	10,497	7,402	17,899	23,464	14,748	38,212
Total noninterest expense	11,985	13,691	25,676	20,572	13,096	33,668
Income (loss) before income tax expense (benefit)	(1,182)	609	(573)	3,150	14,298	17,448
Income tax expense (benefit)	—	(291)	(291)	882	3,550	4,432
Net income (loss)	$(1,182)	$900	$(282)	$2,268	$10,748	$13,016
Period end assets	$76,718	$844,659	$921,377	$129,666	$1,068,563	$1,198,229

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Residential Mortgage	Banking	Consolidated	Residential Mortgage	Banking	Consolidated
Interest income	$1,604	$14,762	$16,366	$2,029	$27,860	$29,889
Interest expense	1,092	1,414	2,506	1,343	3,012	4,355
Net interest income	512	13,348	13,860	686	24,848	25,534
Provision for loan losses	—	(2,150)	(2,150)	—	2,000	2,000
Residential loan fee income	23,403	—	23,403	55,381	—	55,381
Internal transfer for portfolio loans originated	410	(410)	—	166	(166)	—
Other noninterest income	11	13,353	13,364	27	15,963	15,990
Total noninterest income	23,824	12,943	36,767	55,574	15,797	71,371
Total noninterest expense	25,761	27,562	53,323	43,699	23,690	67,389
Income (loss) before income tax expense (benefit)	(1,425)	879	(546)	12,561	14,955	27,516
Income tax expense (benefit)	(68)	(209)	(277)	3,517	3,472	6,989
Net income (loss)	$(1,357)	$1,088	$(269)	$9,044	$11,483	$20,527
Period end assets	$76,718	$844,659	$921,377	$129,666	$1,068,563	$1,198,229

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion explains our financial condition and results of operations as of and for the three and six months ended June 30, 2022. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022. Annualized results for these interim periods may not be indicative of results for the full year or future periods.
In addition to the historical information contained herein, this Form 10-Q includes "forward-looking statements" within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, global military hostilities, or climate changes, including its effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with them; the ability of the Company to implement its strategy and expand its banking operations; changes in interest rates and other general economic, business and political conditions, including changes in the financial markets or global military hostilities; changes in business plans as circumstances warrant; risks related to mergers and acquisitions; changes in benchmark interest rates used to price loans and deposits, changes in tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements.
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
As a one-bank holding company, we generate most of our revenue from interest on loans and gain-on-sale income derived from the sale of loans into the secondary market. Our primary source of funding for our loans is deposits. We are dependent on noninterest income, which is derived primarily from residential loan fee income and net gain on the sales of the guaranteed portion of government guaranteed loans. Our largest expenses are interest on those deposits and borrowings, professional fees, and salaries and commissions plus related employee benefits. We measure our performance through our net interest income after provision for loan losses, return on average assets, and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.
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
Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At June 30, 2022, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing our consolidated financial statements were the policies related to the allowance for loan losses, and fair value measurement of SBA servicing rights, residential loans held for sale, SBA loans held for investment at fair value, and residential derivatives, which are discussed more fully below.
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
Recent Developments
Residential Mortgage Restructuring. On May 12, 2022, BayFirst Financial Corp announced that BayFirst National Bank completed a restructuring of its Residential Mortgage Division. The Bank discontinued its primary consumer direct residential mortgage business line. In doing so, residential loan production offices were closed in Overland Park, Kansas, New Albany, Ohio, and Tampa, Florida. The restructuring was undertaken by the Bank as a response to reduced volume due to a lack of refinance demand in the current rising rate environment which directly impacted the consumer direct business line. As a result of this restructuring, the Bank will focus resources on its traditional retail mortgage business supported by loan production offices across the nation. At the same time, the Bank has aligned its operational staffing in its Residential Mortgage Division to reflect the discontinuation of its consumer direct offices and overall production estimates across the platform. In doing so, the Bank incurred a one-time pre-tax restructuring charge of approximately $630 thousand in the second quarter of 2022, consisting of approximately $250 thousand of severance and related payments, $145 thousand of write-offs of fixed assets, and $235 thousand of valuation adjustments on the leased branch facilities.
Conversion to a National Bank. On May 16, 2022, BayFirst Financial Corp.’s wholly-owned subsidiary completed its conversion to a national bank. As part of this process, the Bank, formerly known as First Home Bank, changed its name to BayFirst National Bank.

Third Quarter Common Stock Dividend. On July 26, 2022, BayFirst’s Board of Directors declared a third quarter 2022 cash dividend of $0.08 per common share. The dividend will be payable September 15, 2022 to common shareholders of record as of September 1, 2022. This dividend marks the 25th consecutive quarterly cash dividend paid since BayFirst initiated cash dividends in 2016.
Third Quarter Preferred Series A Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $22.50 on our Series A Preferred Stock. The dividend will be payable October 3, 2022 to shareholders of record as of July 16, 2022. The amount and timing of the dividend is in accordance with the terms of the Series A Preferred Stock.
Third Quarter Preferred Series B Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $20.00 on our Series B Convertible Preferred Stock. The dividend will be payable October 3, 2022 to shareholders of record as of July 16, 2022. The amount and timing of the dividend is in accordance with the terms of the Series B Convertible Preferred Stock.

Selected Financial Data - Unaudited

	As of and for the Three Months Ended			As of and for the Six Months Ended
(Dollars in thousands, except per share data)	6/30/2022	3/31/2022	6/30/2021	6/30/2022	6/30/2021
Income Statement Data:
Net interest income	$7,454	$6,406	$12,904	13,860	25,534
Provision for loan losses	250	(2,400)	—	(2,150)	2,000
Noninterest income	17,899	18,868	38,212	36,767	71,371
Noninterest expense	25,676	27,647	33,668	53,323	67,389
Income tax expense (benefit)	(291)	14	4,432	(277)	6,989
Net income (loss)	(282)	13	13,016	(269)	20,527
Preferred stock dividends	208	208	235	416	567
Net income available to (loss attributable to) common shareholders	$(490)	$(195)	$12,781	$(685)	$19,960
Balance Sheet Data:
Average loans held for investment, excluding PPP loans	561,455	520,559	445,893	541,120	456,467
Average total assets	879,868	872,311	1,541,230	876,110	1,588,465
Average common shareholders’ equity	83,235	83,990	68,525	83,611	63,248
Total loans held for investment	641,737	561,797	895,194	641,737	895,194
Total loans held for investment, excluding PPP loans	610,527	517,434	465,470	610,527	465,470
Total loans held for investment, excluding government guaranteed loan balances	458,624	374,353	314,438	458,624	314,438
Allowance for loan losses	9,564	10,170	20,797	9,564	20,797
Total assets	921,377	888,541	1,198,229	921,377	1,198,229
Common shareholders’ equity	83,690	85,274	81,838	83,690	81,838
Per Share Data:
Basic earnings (loss) per common share	$(0.12)	$(0.05)	$3.34	$(0.17)	$5.44
Diluted earnings (loss) per common share	$(0.12)	$(0.05)	$2.98	$(0.17)	$4.87
Dividends per common share	$0.080	$0.080	$0.070	$0.160	$0.137
Book value per common share	$20.82	$21.25	$21.16	$20.82	$21.16
Tangible book value per common share (1)	$20.80	$21.22	$21.14	$20.80	$21.14
Performance Ratios:
Return on average assets	(0.13)%	0.01%	3.38%	(0.06)%	2.58%
Return on average common equity	(2.35)%	(0.93)%	74.61%	(1.64)%	63.12%
Net interest margin	3.73%	3.25%	3.46%	3.49%	3.34%
Dividend payout ratio	(65.54)%	(164.25)%	2.09%	(93.64)%	2.52%
Asset Quality Data:
Net charge-offs	$856	$882	$1,220	$1,738	$2,365
Net charge-offs/average loans held for investment excluding PPP	0.61%	0.68%	1.09%	0.64%	1.04%
Nonperforming loans	$10,437	$8,834	$9,884	$10,495	$13,836
Nonperforming loans (excluding government guaranteed balance)	$4,245	$2,660	$3,577	$3,756	$4,057
Nonperforming loans/total loans held for investment	1.63%	1.57%	1.10%	1.63%	1.10%
Nonperforming loans (excluding gov’t guaranteed balance)/total loans held for investment	0.66%	0.47%	0.40%	0.66%	0.40%
ALLL/Total loans held for investment at amortized cost	1.62%	1.84%	2.35%	1.62%	2.35%

	As of and for the Three Months Ended			As of and for the Six Months Ended
(Dollars in thousands, except per share data)	6/30/2022	3/31/2022	6/30/2021	6/30/2022	6/30/2021
ALLL/Total loans held for investment at amortized cost, excluding PPP loans	1.71%	2.00%	4.57%	1.71%	4.57%
Other Data:
Full-time equivalent employees	485	575	671	485	671
Banking center offices	7	7	6	7	6
Loan production offices	19	20	26	19	26
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
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share
	As of
(Dollars in thousands, except per share data)	June 30, 2022	March 31, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)
Total shareholders’ equity	$93,295	$94,879	$92,813
Less: Preferred stock liquidation preference	(9,605)	(9,605)	(10,975)
Total equity available to common shareholders	83,690	85,274	81,838
Less: Goodwill	(100)	(100)	(100)
Tangible common shareholders' equity	$83,590	$85,174	$81,738

Common shares outstanding	4,019,023	4,013,173	3,867,414
Tangible book value per common share	$20.80	$21.22	$21.14
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
We are dependent on noninterest income, which is derived primarily from residential loan fee income and net gain on the sales of the guaranteed portion of government guaranteed loans. We operate residential mortgage loan production offices in a number of states. We sell a substantial portion of the mortgage loans that we originate on the secondary market which generates gains on the sale of these loans. Additionally, while we retain some of our government guaranteed loans on our balance sheet, we sell both the guaranteed balance of our government guaranteed loans, as well as a percentage of the unguaranteed portions of such loans. This activity generates gains on sale of the guaranteed portions of the loans.
Net Income (Loss)
We had net loss for the three months ended June 30, 2022 of $282 thousand, or $(0.12) per diluted common share, compared to net income for the three months ended June 30, 2021 of $13.0 million, or $2.98 per diluted common share. The decrease of $13.3 million was the result of the $13.8 million one-time gain on sale of PPP loans in 2021, lower PPP loan origination fee and interest income, and lower residential loan fee income, partially offset by an increase in held for investment SBA loan fair value gains, resulting primarily from election of the fair value option on $41.7 million of loans originated in the current quarter, as well as an $8.0 million decrease in noninterest expense, which resulted primarily from decreased human resource costs.
We had net loss for the six months ended June 30, 2022 of $269 thousand, of $(0.17) per diluted common share, compared to net income for the six months ended June 30, 2021 of $20.5 million or $4.87 per diluted common share. The decrease of $20.8 million in net income was due to a $32.0 million decrease in residential loan fee income, a $13.8 million gain on sale of PPP loans in 2021, and lower PPP loan origination fee and interest income . These items were partially offset by a $2.4 million increase related to held for investment SBA loan fair value gains, higher gains on non-PPP SBA guaranteed loan sales, a $14.1 million reduction, or 20.9%, in noninterest expense and a $4.2 million lower provision for loan losses.

Net Interest Income
Net interest income was $7.5 million for the three months ended June 30, 2022, a decrease of $5.5 million or 42.2% compared to net interest income for the three months ended June 30, 2021 of $12.9 million. This decrease was primarily due to lower net PPP loan interest and origination fee income. The net interest margin for the three months ended June 30, 2022 was 3.73% compared to 3.46% for the three months ended June 30, 2021. With the recent interest rate increases enacted by the Federal Reserve, the Company anticipates further improvement in its net interest margin as its SBA loan portfolio rates are tied to prime with the vast majority resetting at the beginning of each quarter.
Net interest income was $13.9 million for the six months ended June 30, 2022, a decrease of $11.7 million or 45.7% compared to net interest income for the six months ended June 30, 2021 of $25.5 million. This decrease was mainly due to the decrease in net PPP loan interest and origination fee income. The net interest margin for the six months ended June 30, 2022 was 3.49% compared to 3.34% for the six months ended June 30, 2021. This increase was due to the same factors noted above.

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

	Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$46,366	$229	1.98%	$14,155	$47	1.33%
Loans, excluding PPP (1)	635,170	7,915	5.00	550,222	6,752	4.92
PPP loans	35,867	296	3.31	724,860	8,094	4.48
Other	83,199	186	0.90	205,155	104	0.20
Total interest-earning assets	800,602	8,626	4.32	1,494,392	14,997	4.03
Noninterest-earning assets	79,266			46,838
Total assets	$879,868			$1,541,230
Interest-bearing liabilities:
NOW, MMDA and savings	$644,286	$974	0.61	$491,289	$980	0.80
Time deposits	26,463	86	1.30	98,863	214	0.87
PPPLF advances	—	—	—	749,824	655	0.35
Other borrowings	11,813	112	3.80	25,393	244	3.85
Total interest-bearing liabilities	682,562	1,172	0.69	1,365,369	2,093	0.61
Demand deposits	96,530			84,695
Noninterest-bearing liabilities	7,936			10,466
Shareholders’ equity	92,840			80,700
Total liabilities and shareholders’ equity	$879,868			$1,541,230
Net interest income		$7,454			$12,904
Interest rate spread			3.63			3.41
Net interest margin (2)			3.73			3.46
Ratio of average interest-earning assets to average interest-bearing liabilities	117.29%			109.45%

(1) Includes nonaccrual loans.
(2) Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest earning-assets:
Investment securities	$38,550	$326	1.71%	$6,992	$47	1.36%
Loans, excluding PPP (1)	619,699	15,027	4.89	597,176	13,351	4.51
PPP loans	46,901	739	3.18	774,619	16,306	4.24
Other	94,771	274	0.58	164,880	185	0.23
Total interest-earning assets	799,921	16,366	4.13	1,543,667	29,889	3.90
Noninterest-earning assets	76,189			44,798
Total assets	$876,110			$1,588,465
Interest-bearing liabilities:
NOW, MMDA and savings	$626,973	$2,060	0.66	$468,080	$2,013	0.87
Time deposits	32,868	217	1.33	97,515	501	1.04
PPPLF advances	11,428	20	0.35	817,053	1,421	0.35
Other borrowings	10,529	209	4.00	41,472	420	2.04
Total interest-bearing liabilities	681,798	2,506	0.74	1,424,120	4,355	0.62
Demand deposits	97,045			76,642
Noninterest-bearing liabilities	4,051			10,837
Shareholders’ equity	93,216			76,866
Total liabilities and shareholders’ equity	$876,110			$1,588,465
Net interest income		$13,860			$25,534
Interest rate spread			3.38			3.29
Net interest margin (2)			3.49			3.34
Ratio of average interest-earning assets to average interest-bearing liabilities	117.33%			108.39%

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

(Dollars in thousands)	Rate	Volume	Total
Three Months Ended June 30, 2022 vs. June 30, 2021:
Interest-earning assets:
Investment securities	$32	$150	$182
Loans, excluding PPP	106	1,057	1,163
PPP loans	(1,680)	(6,118)	(7,798)
Other interest-earning assets	175	(93)	82
Total interest-earning assets	(1,367)	(5,004)	(6,371)
Interest-bearing liabilities:
NOW, MMDA and savings	(270)	264	(6)
Time deposits	75	(203)	(128)
PPPLF	—	(655)	(655)
Other borrowings	(3)	(129)	(132)
Total interest-bearing liabilities	(198)	(723)	(921)
Net change in net interest income	$(1,169)	$(4,281)	$(5,450)
Six Months Ended June 30, 2022 vs. June 30, 2021:
Interest-earning assets:
Investment securities	$15	$264	$279
Loans, excluding PPP	1,159	517	1,676
PPP loans	(3,287)	(12,280)	(15,567)
Other interest-earning assets	194	(105)	89
Total interest-earning assets	(1,919)	(11,604)	(13,523)
Interest-bearing liabilities:
NOW, MMDA, and savings	(541)	588	47
Time deposits	114	(398)	(284)
PPPLF advances	—	(1,401)	(1,401)
Other borrowings	234	(445)	(211)
Total interest-bearing liabilities	(193)	(1,656)	(1,849)
Net change in net interest income	$(1,726)	$(9,948)	$(11,674)
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
Asset quality remained stable in the second quarter of 2022. As the financial impact of the COVID-19 pandemic became more predictable throughout 2021, the Company began adjusting downward its allowance for loan losses from the historic high levels reached in 2020 at the onset of the pandemic. The Company recorded a provision for the three months ended June 30, 2022 of $250 thousand. This compared to no provision for the three months ended June 30, 2021. During the three months ended June 30, 2022, we charged off $856 thousand in loans compared to $1.2 million during the three months ended June 30, 2021. Our ALLL was $9.6 million at June 30, 2022 and $20.8 million at June 30, 2021.
We recorded a negative provision for loan losses for the six months ended June 30, 2022 of $2.2 million compared to a $2.0 million provision for the six months ended June 30, 2021. The decrease of $4.2 million in the provision for loan losses was primarily due to the same factors mentioned above. During the six months ended June 30, 2022, we charged off $1.7 million in loans compared to $2.4 million during the six months ended June 30, 2021.
Noninterest Income
The following table presents noninterest income for the three and six months ended June 30, 2022 and June 30, 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Noninterest income:
Residential loan fee income	$10,212	$23,352	$23,403	$55,381
Loan servicing income, net	438	325	899	1,029
Gain on sale of government guaranteed loans, net	3,848	13,798	8,469	13,798
Service charges and fees	322	364	604	586
SBA loan fair value gain	2,708	7	2,511	79
Other noninterest income	371	366	881	498
Total noninterest income	$17,899	$38,212	$36,767	$71,371
Noninterest income was $17.9 million during the three months ended June 30, 2022, a decrease of $20.3 million or 53.2% from $38.2 million during the three months ended June 30, 2021. The decrease was primarily due to the one-time $13.8 million gain on sale of PPP loans in 2021 and a decrease in residential loan fee income of $13.1 million or 56.3% as a result of a decrease in residential mortgage volume of $216.5 million, partially offset by an increase in gains on SBA loan sales and the resulting gain in SBA loan servicing income.
Noninterest income was $36.8 million during the six months ended June 30, 2022, a decrease of $34.6 million or 48.5% from $71.4 million during the six months ended June 30, 2021. The decrease was primarily due to a $32.0 million reduction in residential loan fee income and the $13.8 million gain on sale of PPP loans in 2021. These items were partially offset by higher gains on the sale of non-PPP SBA loans and a $2.4 million increase related to held for investment SBA loan fair value gains.

Noninterest Expense
The following table presents noninterest expense for the three and six months ended June 30, 2022 and June 30, 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Noninterest expense:
Salaries and benefits	$11,416	$12,948	$25,113	$26,115
Bonus, commissions, and incentives	4,995	9,218	9,601	21,091
Mortgage banking	677	1,572	1,679	3,267
Occupancy and equipment	1,382	1,297	2,803	2,629
Data processing	1,367	2,593	2,834	3,862
Marketing and business development	1,659	1,878	3,401	3,520
Professional services	1,075	843	2,382	1,767
Loan origination and collection	748	1,105	1,418	1,601
Employee recruiting and development	474	1,008	1,345	1,622
Regulatory assessments	120	100	189	202
Residential mortgage division restructuring expense	630	—	630	—
Other noninterest expense	1,133	1,106	1,928	1,713
Total noninterest expense	$25,676	$33,668	$53,323	$67,389
Noninterest expense was $25.7 million during the three months ended June 30, 2022, a decrease of $8.0 million or 23.7% from $33.7 million during the three months ended June 30, 2021. The decline was primarily due to a decrease in commissions earned on residential mortgage loan originations, salaries and benefits, and data processing expense, partially offset by residential mortgage division restructuring expense. The residential mortgage division restructuring was undertaken by the Bank as a response to reduced volume due to a lack of refinance demand in the current rising rate environment which directly impacted the consumer direct business line. The Bank discontinued its primary consumer direct residential mortgage business line in the second quarter 2022. As a result, the Bank incurred a one-time pre-tax restructuring charge of approximately $630 thousand, consisting of approximately $250 thousand of severance and related payments, $145 thousand of write-offs of fixed assets, and $235 thousand of valuation adjustments on the leased branch facilities.
Noninterest expense was $53.3 million during the six months ended June 30, 2022, a decrease of $14.1 million or 20.9% from $67.4 million during the six months ended June 30, 2021. The decrease was primarily due to less commissions earned on residential mortgage loan originations.
Income Taxes
Income tax benefit was $291 thousand for the three months ended June 30, 2022, a decrease of $4.7 million from income tax expense of $4.4 million for the three months ended June 30, 2021. The decrease was primarily due to the decrease in pre-tax earnings.
Income tax benefit was $277 thousand for the six months ended June 30, 2022, a decrease of $7.3 million from income tax expense of $7.0 million for the six months ended June 30, 2021. The decrease was primarily due to the decrease in pre-tax earnings.
The effective income tax rate was 50.73% for the six months ended June 30, 2022 and 25.40% for the six months ended June 30, 2021.

Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available for sale as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Investment securities available for sale:
Asset-backed securities	$9,909	$7,535
Mortgaged-backed securities:
U.S. Government-sponsored enterprises	3,774	4,394
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	20,553	18,964
Corporate bonds	11,047	—
Total investment securities available for sale	$45,283	$30,893
The following table presents the fair value of the Company's investment securities portfolio classified as held to maturity as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Investment securities held to maturity:
Mortgaged-backed securities:
U.S. Government-sponsored enterprises	$2	$2
Corporate bonds	4,997	—
Total investment securities held to maturity	$4,999	$2
No investment securities were pledged as of June 30, 2022 or December 31, 2021, and there were no sales of investment securities during the six months ended June 30, 2022 or the year ended December 31, 2021.
During the second quarter of 2022, the Company transferred a $1.5 million previously designated available for sale investment security to a held to maturity designation at estimated fair value. The reclassification for the period ended June 30, 2022 is permitted as the Company has appropriately determined the ability and intent to hold the investment security as an investment until maturity or call. The investment security had no unrealized net gain or loss at the time of transfer since it was purchased near the end of the first quarter of 2022.
The investment securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of June 30, 2022 and December 31, 2021. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	June 30, 2022
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$10,098	2.34%
Mortgaged-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	4,296	1.51
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	23,023	1.81
Corporate bonds	—	—	11,339	1.62	—	—	—	—
Total investment securities available for sale	$—	—%	$11,339	1.62%	$—	—%	$37,417	1.85%

	December 31, 2021
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$7,624	0.90%
Mortgaged-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	4,470	1.32
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	19,370	1.31
Total investment securities available for sale	$—	—%	$—	—%	$—	—%	$31,464	1.21%
The investment securities held to maturity presented in the following tables are reported at amortized cost and by contractual maturity as of June 30, 2022 and December 31, 2021. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	June 30, 2022
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgaged-backed securities:
U.S. Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$2	0.77%
Corporate bonds	—	—	4,014	3.40	1,000	4.38	—	—
Total investment securities held to maturity	$—	—%	$4,014	3.40%	$1,000	4.38%	$2	3.60%

	December 31, 2021
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgaged-backed securities:
U.S. Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$2	0.80%
Total investment securities held to maturity	$—	—%	$—	—%	$—	—%	$2	0.80%

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

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Residential loans held for sale	$74,708		$114,131
Government guaranteed loans, held for sale	$—		$1,460
SBA loans held for investment, at fair value	$52,209		$9,614
Loans held for investment, at amortized cost:
Residential real estate	$122,403	20.9%	$87,235	15.3%
Commercial real estate	216,067	37.0	163,477	28.7
Construction and land	9,686	1.7	18,632	3.3
Commercial and industrial	168,990	28.9	217,155	38.0
Commercial and industrial – PPP	31,430	5.4	80,158	14.1
Consumer and other	35,845	6.1	3,581	0.6
Loans held for investment, at amortized cost, gross	584,421	100.0%	570,238	100.0%
Discount on SBA 7(a) loans sold	(4,743)		(3,866)
Premium/(discount) on loans purchased	2,221		(13)
Deferred loan costs, net	7,629		7,975
Allowance for loan losses	(9,564)		(13,452)
Loans held for investment, at amortized cost, net	$579,964		$560,882
In general, construction loans are originated as construction-to-permanent loans. Third party take-out financing, where applicable, is typically in the form of permanent first mortgage conforming loans.
During the six months ended June 30, 2022, we originated approximately $143.9 million in loans through conventional lending channels, $137.4 million in loans through CreditBench (our SBA lending function), and $641.1 million through the Residential Mortgage Lending Division. During the six months ended June 30, 2021, we originated approximately $47.5 million in loans through conventional lending channels, $62.9 million through CreditBench, exclusive of PPP loans, $329.0 million of PPP loans, and $1.24 billion through the Residential Mortgage Lending Division. During the six months ended June 30, 2022, the Company sold guaranteed balances of SBA loans of $118.2 million.
In 2021, we originated approximately $94.9 million in new loans through conventional lending channels, $169.5 million in loans through CreditBench, exclusive of PPP loans, $329.3 million of PPP loans, and $2.22 billion through the Residential Mortgage Lending Division.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at June 30, 2022. Loan balances in this table include loans held for investment at fair value, loans held for investment at amortized cost, discount on retained balances of loans sold, premium and discount on loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$3,419	$1,428	$4,393	$113,556	$122,796
Commercial	4,725	319	11,455	222,849	239,348
Construction and land	1,977	—	1,663	6,046	9,686
Commercial and industrial	12,500	968	181,046	8,040	202,554
Commercial and industrial - PPP	10,796	20,415	—	—	31,211
Consumer and other	1,694	18,696	15,042	710	36,142
Total loans held for investment	$35,111	$41,826	$213,599	$351,201	$641,737
The following table shows our loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at June 30, 2022.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$29,643	$89,734
Commercial	6,728	227,895
Construction and land	761	6,948
Commercial and industrial	22,952	167,102
Commercial and industrial - PPP	20,415	—
Consumer and other	4,366	30,082
Total loans held for investment	$84,865	$521,761
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
For performing loans which are evaluated collectively, we perform a portfolio segmentation based on loan type. The government guaranteed loan balances are included in the collectively evaluated portfolio balances. The loss factors for each segment are calculated using actual loan loss history for each segment of loans over the most recent one to three years, depending on the segment and vintage year of the loans in the segment of government guaranteed loans. The Bank’s actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.
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
While management believes our ALLL is adequate as of June 30, 2022, future adjustments to our allowance may be necessary if economic conditions differ substantially from the assumptions used in making the determination.
Nonperforming Assets. At June 30, 2022, we had $4.3 million in nonperforming assets, excluding government guaranteed loan balances, and our ALLL represented 1.62% of total loans held for investment at amortized cost. At June 30, 2021, we had $3.6 million in nonperforming assets, excluding government guaranteed loan balances, and our ALLL represented 2.35% of total loans held for investment at amortized cost. Total loans held for investment at June 30, 2022 and June 30, 2021 included government guaranteed loans and loans measured at fair value, which had no reserves allocated to them. ALLL as a percentage of loans held for investment at amortized cost, not including government guaranteed loan balances, was 2.14% at June 30, 2022, compared to 6.67% at June 30, 2021.
At December 31, 2021, we had $4.0 million in nonperforming assets, excluding government guaranteed loan balances, and our ALLL represented 2.34% of total loans held for investment, including PPP loans. Total loans at December 31, 2021 included government guaranteed loans and loans measured at fair value which had no reserves allocated to them. ALLL as a percentage of loans at amortized cost, not including government guaranteed loan balances was 4.07% at December 31, 2021.
The following table sets forth certain information on nonaccrual loans and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	June 30, 2022	June 30, 2021	December 31, 2021
Nonperforming loans (government guaranteed balances)	$6,192	$6,307	$7,942
Nonperforming loans (unguaranteed balances)	4,245	3,577	3,967
Total nonperforming loans	10,437	9,884	11,909
OREO	56	—	3
Total nonperforming assets	$10,493	$9,884	$11,912
Nonperforming loans as a percentage of total loans held for investment	1.63%	1.10%	2.04%
Nonperforming loans (excluding government guaranteed balances) to total loans held for investment	0.66%	0.40%	0.68%
Nonperforming assets as a percentage of total assets	1.14%	0.82%	1.30%
Nonperforming assets (excluding government guaranteed balances) to total assets	0.46%	0.30%	0.43%
ALLL to nonperforming loans	91.64%	210.41%	112.96%
ALLL to nonperforming loans (excluding government guaranteed balances)	225.30%	581.41%	339.10%

The following table sets forth information with respect to activity in the ALLL for the periods shown:

(Dollars in thousands)	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
	2022	2021	2022	2021
Allowance at beginning of period	$10,170	$22,017	$13,452	$21,162
Charge-offs:
Commercial real estate	(53)	—	(53)	—
Commercial and industrial	(939)	(1,453)	(1,970)	(2,590)
Consumer and other	(26)	(12)	(41)	(28)
Total charge-offs	(1,018)	(1,465)	(2,064)	(2,618)
Recoveries:
Commercial real estate	53	—	61	—
Commercial and industrial	107	244	260	249
Consumer and other	2	1	5	4
Total recoveries	162	245	326	253
Net charge-offs	(856)	(1,220)	(1,738)	(2,365)
Provision for loan losses	250	—	(2,150)	2,000
Allowance at end of period	$9,564	$20,797	$9,564	$20,797
Net charge-offs to average loans held for investment	0.57%	0.42%	0.59%	0.38%
Allowance as a percent of total loans held for investment at amortized cost	1.62%	2.35%	1.62%	2.35%
Allowance as a percent of loans held for investment at amortized cost, not including government guaranteed loans	2.14%	6.67%	2.14%	6.67%
Allowance as a percent of nonperforming loans	91.64%	210.41%	91.64%	210.41%
Total loans held for investment	$641,737	$895,194	$641,737	$895,194
Average loans held for investment	$597,322	$1,170,753	$588,021	$1,231,086
Nonperforming loans (including government guaranteed balances)	$10,437	$9,884	$10,437	$9,884
Nonperforming loans (excluding government guaranteed balances)	$4,245	$3,577	$4,245	$3,577
Guaranteed balance of government guaranteed loans	$183,113	$580,756	$183,113	$580,756

The following table details net charge-offs to average loans outstanding by loan category for the three months ended June 30, 2022 and June 30, 2021.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(Dollars in thousands)	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio
Residential real estate	$—	$98,440	—%	$—	$61,650	—%
Commercial real estate	—	245,769	—	—	167,284	—
Commercial and industrial	832	194,580	0.86	1,209	215,318	2.25
Commercial and industrial - PPP	—	35,867	—	—	724,860	—
Consumer and other	24	22,666	0.21	11	1,641	2.68
Total loans held for investment	$856	$597,322	0.29%	$1,220	$1,170,753	0.42%
The following table details net charge-offs to average loans outstanding by loan category for the six months ended June 30, 2022 and June 30, 2021.

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(Dollars in thousands)	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio
Residential real estate	$—	$87,720	—%	$—	$58,337	—%
Commercial real estate	(8)	231,152	(0.01)	—	159,315	—
Commercial and industrial	1,710	208,366	1.64	2,341	237,215	1.97
Commercial and industrial - PPP	—	46,901	—	—	774,619	—
Consumer and other	36	13,882	0.52	24	1,600	3.00
Total loans held for investment	$1,738	$588,021	0.59%	$2,365	$1,231,086	0.38%
We recorded a provision of $250 thousand during the three months ended June 30, 2022, compared to no provision for the same period in 2021. We recorded a negative provision of $2.2 million during the six months ended June 30, 2022, compared to a provision of $2.0 million for the same period in 2021. For the year ended 2021, the provision for loan losses was $3.5 million. During 2020 and the first quarter of 2021, we increased the qualitative factors in the allowance for loan losses calculation to reflect the decline in economic indicators caused by the COVID-19 pandemic, resulting in significant provision expense in those periods. As asset quality has remained stable and as many of the Company’s SBA loans were bolstered by additional government support, the current year decrease in the allowance is deemed appropriate. Since 2016, the Company’s loan losses have been incurred primarily in its SBA unguaranteed loan portfolio, particularly loans originated under the SBA 7(a) Small Loan Program. The Small Loan Program represents loans of $350 thousand or less and such loans carry an SBA guarantee of 75% to 90% of the loan, depending on the original principal balance. The default rate on loans originated in the SBA 7(a) Small Loan Program is significantly higher than the Bank’s other SBA 7(a) loans, conventional commercial loans, or residential mortgage loans.
Nonperforming assets to total assets, excluding government guaranteed loan balances, were 0.46% as of June 30, 2022, as compared to 0.30% as of June 30, 2021. This percentage was 0.43% as of December 31, 2021. Since the majority of the Company’s loan portfolio consisted of SBA loans, most of which received from the SBA principal and interest payments under Section 1112 of the CARES Act during 2020 and 2021, asset quality trends may appear more favorable than they otherwise would without the SBA’s support under the CARES Act.
As of June 30, 2022, a total of 11 loans with principal balances of $459 thousand were under payment deferrals. Of those, all were government guaranteed loans with $342 thousand in outstanding unguaranteed balances. As expected, the level of SBA loans on deferral increased with the expiration of the Section 1112 payment support afforded under the CARES Act at which point certain borrowers requested payment deferrals. With the Economic Aid Act signed into law on December 27, 2020, Section 1112 CARES Act payments were extended, with some stipulations, which assisted the majority of our SBA borrowers for three months and, depending on the type of business, up to eight months of additional principal and interest payments with a cap of $9 thousand per month per borrower, beginning in February 2021. Although the Company’s asset quality trends indicate minimal stress on the portfolio, management incorporated a qualitative measure in the allowance for loan losses calculation.
SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding our SBA and other government guaranteed lending activity, excluding PPP loans.

(Dollars in thousands)	At and for the Six Months Ended June 30,		At and for the Year Ended December 31,
Government Guaranteed, Excluding PPP	2022	2021	2021
Number of loans originated	293	159	374
Amount of loans originated	$137,354	$62,923	$169,467
Average loan size originated	$469	$396	$453
Government guaranteed loan balances sold	$118,186	$—	$44,854
Government unguaranteed loan balances sold	$4,351	$—	5,034
Total government guaranteed loans	$290,387	$290,916	$300,415
Government guaranteed loan balances	$151,903	$151,032	$171,548
Government unguaranteed loan balances	$138,484	$139,884	$128,867
Government guaranteed loans serviced for others	$522,050	$471,162	$459,670
We make government guaranteed loans throughout the United States. The following table sets forth, at the dates indicated, information regarding the geographic disbursement of our SBA loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	June 30,				December 31,
	2022		2021		2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Florida	$89,065	31%	$83,818	29%	$89,143	30%
California	37,242	13	36,685	13	32,924	11
Texas	18,747	6	18,553	6	20,976	7
Tennessee	16,676	6	2,863	1	2,629	1
Georgia	13,068	5	15,114	5	13,894	5
All Other	115,589	39	133,883	46	140,849	46
Total government guaranteed loans, excluding PPP loans	$290,387	100%	$290,916	100%	$300,415	100%
Residential Mortgage Loans
The following table sets forth, for the periods indicated, information regarding our residential mortgage lending activity.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Number of loans originated	859	1,753	1,910	4,125
Amount of loans originated	$305,576	$522,080	$641,136	$1,237,929
Average loan size originated	$356	$298	$336	$300
Loan balances sold	$304,618	$604,930	$676,547	$1,315,395

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
The amounts of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	June 30, 2022		December 31, 2021
Noninterest-bearing deposits	$103,613	13.6%	$83,638	11.6%
Interest-bearing transaction accounts	195,386	25.5	163,495	22.7
Money market accounts	414,008	54.1	408,257	56.5
Savings	18,361	2.4	15,607	2.2
Subtotal	731,368	95.6	670,997	93.0
Total time deposits	34,038	4.4	50,688	7.0
Total deposits	$765,406	100.0%	$721,685	100.0%
At June 30, 2022, we held approximately $303.7 million of deposits that exceeded the FDIC insurance limit.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250 thousand as of June 30, 2022.

(Dollars in thousands)
Three months or less	$313
Over three months through six months	380
Over six months through 12 months	3,386
Over 12 months	3,941
Total	$8,020
Other Borrowings
At June 30, 2022, FHLB and FRB borrowings totaled $40.0 million consisting of $20.0 million in FHLB borrowings and $20.0 million in borrowings from the FRB. There were no borrowings from the FHLB or FRB at December 31, 2021.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rate set by the FHLB. The advances were secured by a blanket lien on $192.5 million of real estate-related loans as of June 30, 2022. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $109.8 million from the FHLB at June 30, 2022.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank and was secured by $34.8 million of commercial loans as of June 30, 2022. FRB short-term borrowings bear interest at variable rates based on the Federal Open

Market Committee's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to an additional $4.8 million from the FRB at June 30, 2022.
In June 2021, the Company issued $6.0 million of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after five years. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial five years of their term and carry interest at a floating rate for the final five years of their term. Under the terms of the Debentures, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The Debentures were issued to redeem a $6.0 million Subordinated Debenture which was issued in December 2018 and which carried interest at a fixed rate of 6.875% per annum.
The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $6.0 million and $6.0 million at June 30, 2022 and December 31, 2021, respectively. In March 2020, the Company renegotiated the terms of its outstanding senior debt and combined its line of credit and term note into one amortizing note with quarterly principal and interest payments with interest at Prime (4.75% at June 30, 2022). The new note matures on March 10, 2029 and the balance of the note was $3.1 million and $3.3 million at June 30, 2022 and December 31, 2021, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note.
In April 2020, the Company entered into the Federal Reserve Bank’s PPPLF. Under the PPPLF, advances were secured by pledges of loans to small businesses originated by the Company under the PPP. The PPPLF accrued interest at 0.35% per annum and matured at various dates equal to the maturity date of the PPPLF collateral pledged to secure the advance, and accelerated on and to the extent of any PPP loan forgiveness reimbursement by the SBA for any PPPLF collateral or the date of purchase by the SBA from the borrower of any PPPLF collateral. On the maturity date of each advance, the Company repaid the advance plus accrued interest. The balance outstanding on this facility was $69.7 million at December 31, 2021. In the first quarter of 2022, the Company repaid the remaining balance of the advance.
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity decreased $3.0 million to $93.3 million at June 30, 2022 as compared to $96.3 million at December 31, 2021. The decrease was the result of decreases of $2.2 million of accumulated other comprehensive income due to increases in net unrealized losses on available for sale investment securities, $416 thousand of dividends declared on our preferred stock, and $642 thousand of dividends declared on our common stock during the six months ended June 30, 2022.
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
At June 30, 2022 and December 31, 2021,the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.

As of the dates indicated, the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2022
Total Capital (to risk-weighted assets)	$107,716	16.37%	$52,625	8.00%	$65,782	10.00%
Tier 1 Capital (to risk-weighted assets)	99,461	15.12	39,469	6.00	52,625	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	99,461	15.12	29,602	4.50	42,758	6.50
Tier 1 Capital (to total assets)	99,461	11.37	34,998	4.00	43,747	5.00
As of December 31, 2021
Total Capital (to risk-weighted assets)	106,002	21.25	39,909	8.00	49,886	10.00
Tier 1 Capital (to risk-weighted assets)	99,656	19.98	29,932	6.00	39,909	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	99,656	19.98	22,449	4.50	32,426	6.50
Tier 1 Capital (to total assets)	99,656	12.22	32,619	4.00	40,774	5.00
(1) To be considered “adequately capitalized” under the FDIC’s Prompt Corrective Action regulations.
(2) To be considered “well capitalized” under the FDIC’s Prompt Corrective Action regulations.
Contractual Obligations
In the ordinary course of our operations, we enter into certain contractual obligations. Total contractual obligations at June 30, 2022 were $87.6 million, a decrease of $47.3 million from $135.0 million at December 31, 2021. The decrease was primarily due to the payoff of $69.7 million in PPP Liquidity Facility and a decrease in time deposits of $16.7 million, partially offset by an increase in short-term FHLB and FRB borrowings of $40.0 million.
The following tables present our contractual obligations as of June 30, 2022 and December 31, 2021.

	Contractual Obligations as of June 30, 2022
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,312	$2,050	$1,187	$—	$4,549
Short-term borrowings	40,000	—	—	—	40,000
Long-term borrowings	—	—	—	3,072	3,072
Subordinated notes	50	—	—	5,939	5,989
Time deposits	20,530	12,703	805	—	34,038
Total	$61,892	$14,753	$1,992	$9,011	$87,648

	Contractual Obligations as of December 31, 2021
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,454	$2,249	$1,279	$301	$5,283
Long-term borrowings	—	—	—	3,299	3,299
PPP Liquidity Facility	44,647	—	25,007	—	69,654
Subordinated notes	—	50	—	6,000	6,050
Time deposits	40,868	9,210	610	—	50,688
Total	$86,969	$11,459	$26,896	$9,650	$134,974

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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, is as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Unfunded loan commitments	$39,606	$18,567
Unused lines of credit	127,735	52,076
Standby letters of credit	68	68
Total	$167,409	$70,711
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
Liquidity
Liquidity management is the process by which we manage the flow of funds necessary to meet our financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of our operations, and capital expenditures. The Bank generally maintains a liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. Our on-balance sheet liquidity ratio at June 30, 2022 was 13.26%, as compared to 16.76% at December 31, 2021.
During the six months ended June 30, 2022, the Bank purchased additional investment securities, some of which were classified as investment securities available for sale. The fair value of all of our investment securities available for sale totaled $45.3 million at June 30, 2022.
During each of the quarters of 2021 and 2022, the Bank paid a dividend of $250 thousand to BayFirst. Prior to that, the Bank retained its earnings to support its growth. Therefore, BayFirst’s liquidity had historically been dependent solely on funds received from the issuance and sale of debt and equity securities. BayFirst’s liquidity needs are to make interest payments on its debt obligations, dividends on shares of its Series A Preferred Stock, Series B Convertible Preferred Stock, and common stock, and payment of certain operating expenses. As of June 30, 2022, BayFirst Financial Corp. held $787 thousand in cash and cash equivalents.
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
We established a comprehensive interest rate risk management policy which is administered by management’s Asset-Liability Committee (“ALCO”). The policy establishes risk limits, which are quantitative measures of the percentage change in net interest income (net interest income at risk) and the fair value of equity capital (economic value of equity at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years. We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity with computer-generated simulation analysis. The simulation model is designed to capture call features and interest rate caps and floors embedded in investment and loan contracts. As with any method of analyzing interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology we use. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from the assumptions that we use in our modeling. The methodology does not measure the impact that higher rates may have on variable and adjustable-rate loan borrowers’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.
To minimize the potential for adverse effects of changes in interest rates on the results of our operations, we monitor assets and liabilities to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. To do this, we (i) emphasize the origination of adjustable-rate and variable-rate loans to be held for investment; (ii) maintain a stable core deposit base; and (iii) maintain a significant portion of liquid assets (cash, interest-bearing deposits with other banks, and available for sale investment securities).
We regularly review our exposure to changes in interest rates. Among the factors we consider are changes in the mix of interest-earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. ALCO reviews, on at least a quarterly basis, our interest rate risk position.
The interest rate risk position is measured and monitored at the Bank using net interest income simulation models and economic value of equity sensitivity analysis that capture both short-term and long-term interest-rate risk exposure.
Modeling the sensitivity of net interest income and the economic value of equity to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. The models used for these measurements rely on estimates of the potential impact that changes in interest rates may have on the value and prepayment speeds on all components of our loan portfolio, investment portfolio, as well as embedded options and cash flows of other assets and liabilities. Balance sheet growth assumptions are also included in the simulation modeling process. The analysis provides a framework as to what our overall sensitivity position is as of our most recent reported position and the impact that potential changes in interest rates may have on net interest income and the economic value of our equity.
Net interest income simulation involves forecasting net interest income under a variety of interest rate scenarios including instantaneous shocks.
The estimated impact on our net interest income as of June 30, 2022 and December 31, 2021, assuming immediate parallel moves in interest rates is presented in the table below.

	June 30, 2022		December 31, 2021
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	8.7%	14.4%	26.1%	33.5%
+300 basis points	8.0	12.6	22.4	28.5
+200 basis points	4.2	7.0	13.1	16.8
+100 basis points	0.2	1.4	3.6	4.9
-100 basis points	(3.9)	(5.9)	(13.3)	(16.7)
-200 basis points	(9.6)	(13.8)	(26.4)	(32.3)
Management strategies may impact future reporting periods, as our actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the difference between actual experience and the characteristics assumed, as well as changes in market conditions. Market-based prepayment speeds are factored into the analysis for loan and investment securities portfolios. Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies.
We use economic value of equity sensitivity analysis to understand the impact of interest rate changes on long-term cash flows, income, and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest rate scenarios.
The table below presents the change in our economic value of equity as of June 30, 2022 and December 31, 2021, assuming immediate parallel shifts in interest rates. Changes noted between the two periods reflect recent enhancements in our asset/liability modeling, including projected values for non-maturity deposits in changing interest rate environments.

Change in rates	June 30, 2022	December 31, 2021
+400 basis points	(6.3)%	1.7%
+300 basis points	(4.4)	1.9
+200 basis points	(3.7)	0.8
+100 basis points	(2.9)	(0.5)
-100 basis points	0.8	(3.5)
-200 basis points	1.0	(10.8)
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2022, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2022, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Changes in local, national, or global economic and political conditions could adversely affect results of operations by affecting deposits and loan demand, credit quality and our relationships with vendors.
Our success depends to a significant extent upon local, national, and, to a lesser extent, global economic and political conditions. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, government budget deficits, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, military hostilities, terrorism, trade wars, economic sanctions, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of investment securities in our portfolio or available for purchase, demand for loans, the ability of our borrowers to repay their loans, the value of the collateral securing loans, and the ability of our vendors to perform according to contractual requirements. Recent political and military developments in Russia, Ukraine, and elsewhere may result in substantial changes in economic and political conditions for the U.S. and the remainder of the world. Disruptions in U.S. and global financial markets, and changes in global oil production and supply in the Middle East and Russia, also affect the economy and stock prices in the U.S., which can affect our earnings, capital, the ability of our customers to repay loans, and other aspects of our operations.
Inflation could negatively impact our business and our profitability.
Significant or prolonged inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and executive and other employee compensation expense, and negatively impacting the demand for banking products and services. Additionally, inflation may lead to a decrease in client purchasing power and negatively affect the need or demand for loans or deposit accounts. If significant inflation continues, our business could also be negatively affected by, among other things, increased loan default and losses. If we experienced such effects of inflation, our results of operations could suffer.
ESG risks could adversely affect our reputation and shareholder, employee, client and third party relationships.
As a publicly traded company, we face increasing public scrutiny related to ESG activities. If we fail to act responsibly in areas, such as DEI, environmental stewardship, human capital management, support for our local communities, corporate governance, and transparency, or fail to consider ESG factors in our business operations, our reputation may be adversely affected. Furthermore, as a result of the diversity of our clients and business partners, we may face negative publicity because of the identity of our clients or business partners and the public’s view of those entities. Additionally, we may face pressure to not do business in certain industries that are viewed as harmful to the environment or are otherwise negatively perceived, which could impact our growth. If we, or our clients or business partners, become the subject of such negative publicity, our ability to attract and retain clients, employees, and business partners, may be negatively impacted, which could affect our results of operation or growth prospects.
Additionally, investors and shareholder advocates are increasing their emphasis on how corporations address ESG issues in their business strategies when making investment decisions and shareholder voting decisions recommendations.
An economic downturn could have a material adverse effect on our capital, financial condition, results of operations, and future growth.
We monitor market conditions and economic factors throughout, and beyond, our geographic markets. If economic conditions were to worsen nationally, regionally, or locally, we could experience a decline in credit quality and loan and deposit demand. Such declines could negatively affect our business and have a material adverse effect on our capital, financial condition, results of operations, and future growth. In addition, international economic and political uncertainty could impact the U.S. financial markets by potentially suppressing stock prices, including ours, and adding to overall market volatility, which could adversely affect our business. The effects of any economic downturn on our business could continue for many years after the downturn is considered to have ended.
We may incur losses if asset values decline, including due to changes in interest rates and prepayment speeds.
We have a large portfolio of financial instruments, including loans and loan commitments, debt securities, and certain other assets and liabilities that we measure at fair value that are subject to valuation and impairment assessments. We determine these values based on applicable accounting guidance. For financial instruments measured at fair value, this requires us to base fair value on exit price and to maximize the use of observable inputs and minimize the use of unobservable inputs in fair value measurements. The fair values of financial instruments include adjustments for market liquidity, credit quality, and other transaction-specific factors, if appropriate. Gains or losses on these instruments can have a direct impact on our results of operations. Increases in interest rates or changes in spreads may adversely impact the fair value of loans or debt securities and, accordingly, for debt securities classified as available for sale, may adversely affect accumulated other comprehensive income and, thus, capital levels. These market factors also may adversely impact the value of debt securities we hold to meet regulatory liquidity requirements. Decreases in interest rates may increase prepayments of certain assets, and, therefore, may adversely affect net interest income.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Share Buyback Program. On January 26, 2021, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to $100,000 per calendar quarter of the company’s issued and outstanding common stock. On November 30, 2021, the Company announced that its Board of Directors amended its stock repurchase program to allow the Company to repurchase up to $450,000 of the Company’s issued and outstanding common stock per quarter. The changes to the program were implemented immediately and will continue until the earlier of the date an aggregate of $1,000,000 of common stock has been repurchased or October 1, 2022, or termination of the program by the Board of Directors. All common shares repurchased in the program will be retired and held as unissued shares available for use and reissuance for purposes as and when determined by the Board.
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended June 30, 2022.

Period	Number of Shares (1)	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1-30, 2022	—	$—	—	$911,472
May 1-31, 2022	—	—	—	$911,472
June 1-30, 2022	—	—	—	$911,472
Total	—	$—	—
(1) Reflects the repurchase of shares on Nasdaq, and their subsequent retirement, pursuant to the repurchase program.
Under applicable state law, Florida corporations are not permitted to retain treasury stock. As such, the price paid for the repurchased shares is recorded to common stock. As of June 30, 2022, the total shares repurchased in the amount of $88,528 were redeemed since the share buyback program was implemented. The repurchase shares remain authorized, unissued shares.
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
June 30, 2022, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYFIRST FINANCIAL CORP.

Date:	August 12, 2022

By:	/s/ Anthony N. Leo
Anthony N. Leo
Chief Executive Officer (principal executive officer)

Date:	August 12, 2022

By:	/s/ Robin L. Oliver
Robin L. Oliver
Chief Financial Officer and Chief Operating Officer (principal financial officer)