Form 10-Q
period 2022-09-30
BayFirst Financial Corp.
filed 2022-11-10
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 4,037,895 shares of common stock as of November 7, 2022.

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

AFS: Available for Sale	FDIC: Federal Deposit Insurance Corporation
ALCO: Asset-Liability Committee	FHLB: Federal Home Loan Bank
ALLL: Allowance for Loan Losses	FNBB: First National Bankers Bank
AOCI: Accumulated Other Comprehensive Income	FRB: Federal Reserve Bank
ASC: FASB Accounting Standards Codification	FVO: Fair Value Option
ASU: FASB Accounting Standards Update	GAAP: Generally Accepted Accounting Principles
BHCA: Bank Holding Company Act of 1956, as amended	HFI: Held for Investment
BOLI: Bank Owned Life Insurance	IRA: Individual Retirement Account
BSA: Bank Secrecy Act of 1970	JOBS Act: Jumpstart Our Business Startups Act of 2012
CAA: Consolidated Appropriations Act	LHFS: Loans Held for Sale
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	MMDA: Money Market Deposit Account
CBLR: Community Bank Leverage Ratio	NOW: Negotiable Order of Withdrawal
CECL: Current Expected Credit Losses	NSPP: Non-Qualified Stock Purchase Plan
CET1: Common Equity Tier 1 Capital	OFR: Florida Office of Financial Regulation
C&I: Commercial and Industrial	OLC: Officer Loan Committee
CIK: Central Index Key	OREO: Other Real Estate Owned
COVID-19: Coronavirus Disease 2019	OTTI: Other-Than-Temporary Impairment
DCLC: Directors’ Credit and Loan Committee	PCAOB: Public Company Accounting Oversight Board
DEI: Diversity, Equity, and Inclusion	PPP: Paycheck Protection Program
DODD-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	PPPLF: Paycheck Protection Program Liquidity Facility
DRIP: Dividend Reinvestment Plan	QIB: Qualified Institutional Buyer
EGC: Emerging Growth Company	ROU: Right of Use
Equity Plan: The Amended and Restated 2017 Equity Incentive Plan	SBA: Small Business Administration
EPS: Earnings per Share	SEC: U.S. Securities and Exchange Commission
ESG: Environmental, Social, and Governance	SOFR: Secured Overnight Financing Rate
ESOP: Employee Stock Ownership Plan	U.S.: United States
ESPP: Employee Stock Purchase Plan	USDA: United States Department of Agriculture
Exchange Act: Securities Exchange Act of 1934	USDA B&I: United States Department of Agriculture Business and Industry
FASB: Financial Accounting Standards Board	TDR: Troubled Debt Restructure
FBCA: Florida Business Corporation Act

BAYFIRST FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
Part I - Financial Information
Item 1. Financial Statements

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and due from banks	$3,131	$2,869
Interest-bearing deposits in banks	33,365	106,858
Cash and cash equivalents	36,496	109,727
Time deposits in banks	4,881	2,381
Investment securities available for sale	42,915	30,893
Investment securities held to maturity	5,008	2
Restricted equity securities, at cost	2,531	2,827
Government guaranteed loans held for sale	573	1,460
SBA loans held for investment, at fair value	24,965	9,614
Loans held for investment, at amortized cost net of allowance for loan losses of $9,739 and $13,452	646,101	560,882
Accrued interest receivable	3,789	3,532
Premises and equipment, net	32,779	29,091
Loan servicing rights	9,932	6,407
Deferred income tax asset	1,937	454
Right-of-use operating lease assets	2,985	3,263
Bank owned life insurance	25,004	24,547
Other assets	13,632	13,634
Assets from discontinued operations	76,747	118,381
Total assets	$930,275	$917,095
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$104,215	$83,638
Interest-bearing transaction accounts	190,985	163,495
Savings and money market deposits	380,576	423,864
Time deposits	109,960	50,688
Total deposits	785,736	721,685
FRB borrowings	28,000	—
Subordinated debentures	5,990	5,985
Notes payable	2,958	3,299
PPP Liquidity Facility	—	69,654
Accrued interest payable	236	326
Operating lease liabilities	3,355	3,431
Accrued expenses and other liabilities	9,374	10,171
Liabilities from discontinued operations	3,989	6,254
Total liabilities	839,638	820,805

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Shareholders’ equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at September 30, 2022 and December 31, 2021; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at September 30, 2022 and December 31, 2021; aggregate liquidation preference of $3,210	3,123	3,123
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,031,937 and 3,981,117 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	52,770	51,496
Accumulated other comprehensive loss, net	(3,780)	(420)
Unearned compensation	(323)	(17)
Retained earnings	32,686	35,947
Total shareholders’ equity	90,637	96,290
Total liabilities and shareholders’ equity	$930,275	$917,095
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$10,650	$8,617	$24,812	$36,244
Interest-bearing deposits in banks and other	634	188	1,234	420
Total interest income	11,284	8,805	26,046	36,664
Interest expense:
Deposits	1,856	1,152	4,133	3,666
Borrowings	258	377	487	2,218
Total interest expense	2,114	1,529	4,620	5,884
Net interest income	9,170	7,276	21,426	30,780
Provision for loan losses	750	(3,000)	(1,400)	(1,000)
Net interest income after provision for loan losses	8,420	10,276	22,826	31,780
Noninterest income:
Loan servicing income, net	620	412	1,508	1,441
Gain (loss) on sale of government guaranteed loans, net	7,446	(338)	15,915	13,460
Service charges and fees	347	261	951	730
SBA loan fair value gain	999	72	3,510	151
Other noninterest income	392	203	1,262	595
Total noninterest income	9,804	610	23,146	16,377
Noninterest expense:
Salaries and benefits	6,758	6,481	21,177	18,047
Bonus, commissions, and incentives	883	414	1,833	2,376
Occupancy and equipment	1,070	790	3,010	2,362
Data processing	1,247	1,047	3,486	4,266
Marketing and business development	662	693	2,100	1,727
Professional services	956	1,267	3,089	2,554
Loan origination and collection	1,068	683	2,486	2,284
Employee recruiting and development	518	441	1,653	1,213
Regulatory assessments	110	138	299	340
Other noninterest expense	886	612	2,586	1,847
Total noninterest expense	14,158	12,566	41,719	37,016
Income (loss) from continuing operations before income taxes	4,066	(1,680)	4,253	11,141
Income tax expense (benefit) from continuing operations	983	(362)	888	2,968
Net income (loss) from continuing operations	3,083	(1,318)	3,365	8,173

(Loss) income from discontinued operations before income taxes	(5,973)	3,459	(6,706)	18,154
Income tax (benefit) expense from discontinued operations	(1,488)	861	(1,670)	4,520
Net (loss) income from discontinued operations	(4,485)	2,598	(5,036)	13,634

Net income (loss)	(1,402)	1,280	(1,671)	21,807
Preferred stock dividends	208	230	624	797
Net income available to (loss attributable to) common shareholders	$(1,610)	$1,050	$(2,295)	$21,010

BAYFIRST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings (loss) per common share:
Continuing operations	$0.71	$(0.40)	$0.68	$1.97
Discontinued operations	(1.11)	0.66	(1.25)	3.63
Total basic earnings (loss) per common share	$(0.40)	$0.26	$(0.57)	$5.60

Diluted earnings (loss) per common share:
Continuing operations	$0.68	$(0.40)	$0.67	$1.86
Discontinued operations	(1.03)	0.66	(1.15)	3.27
Total diluted earnings (loss) per common share	$(0.35)	$0.26	$(0.48)	$5.13
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(1,402)	$1,280	$(1,671)	$21,807
Net unrealized (losses) on investment securities available for sale	(1,628)	(108)	(4,530)	(274)
Deferred income tax benefit	422	29	1,170	73
Other comprehensive loss, net	(1,206)	(79)	(3,360)	(201)
Comprehensive income (loss)	$(2,608)	$1,201	$(5,031)	$21,606
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Shares, Series A	Preferred Shares, Series B	Common Shares(1)	Preferred Stock, Series A	Preferred Stock, Series B	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total
Balance at July 1, 2021	6,395	4,580	3,867,414	$6,161	$4,456	$49,501	$(122)	$(29)	$32,846	$92,813
Net income	—	—	—	—	—	—	—	—	1,280	1,280
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	8,247	—	—	218	—	—	—	218
Dividend reinvestment plan	—	—	4,337	—	—	105	—	—	—	105
Employee stock ownership plan	—	—	24,920	—	—	366	—	—	—	366
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	—	—	—	—	6	—	6
Stock option expense	—	—	—	—	—	93	—	—	—	93
Conversion of Series B preferred stock to common stock	—	(270)	15,059	—	(263)	263	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	—	(79)	—	—	(79)
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(230)	(230)
Common stock ($0.07 per share)	—	—	—	—	—	—	—	—	(274)	(274)
Balance at September 30, 2021	6,395	4,310	3,919,977	$6,161	$4,193	$50,546	$(201)	$(23)	$33,622	$94,298

Balance at July 1, 2022	6,395	3,210	4,019,023	$6,161	$3,123	$52,432	$(2,574)	$(467)	$34,620	$93,295
Net loss	—	—	—	—	—	—	—	—	(1,402)	(1,402)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	11,565	—	—	211	—	—	—	211
Dividend reinvestment plan	—	—	4,525	—	—	84	—	—	—	84
Exercise of stock options, net	—	—	495	—	—	7	—	—	—	7
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	(3,671)	—	—	(78)	—	144	—	66
Stock option expense	—	—	—	—	—	114	—	—	—	114
Other comprehensive loss, net	—	—	—	—	—	—	(1,206)	—	—	(1,206)
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(208)	(208)
Common stock ($0.08 per share)	—	—	—	—	—	—	—	—	(324)	(324)
Balance at September 30, 2022	6,395	3,210	4,031,937	$6,161	$3,123	$52,770	$(3,780)	$(323)	$32,686	$90,637
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Shares, Series A	Preferred Shares, Series B	Common Shares(1)	Preferred Stock, Series A	Preferred Stock, Series B	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total
Balance at January 1, 2021	6,395	8,760	3,485,018	$6,161	$8,516	$43,043	$—	$(41)	$13,390	$71,069
Net income	—	—	—	—	—	—	—	—	21,807	21,807
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	35,433	—	—	662	—	—	—	662
Dividend reinvestment plan	—	—	17,971	—	—	389	—	—	—	389
Employee stock ownership plan	—	—	24,920	—	—	366	—	—	—	366
Issuance of preferred stock, net	—	740	—	—	727	—	—	—	—	727
Issuance of common stock, net	—	—	35,426	—	—	701	—	—	—	701
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	2,031	—	—	25	—	18	—	43
Stock option expense	—	—	—	—	—	310	—	—	—	310
Conversion of Series B preferred stock to common stock	—	(5,190)	319,178	—	(5,050)	5,050	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	—	(201)	—	—	(201)
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(797)	(797)
Common stock ($0.207 per share)	—	—	—	—	—	—	—	—	(778)	(778)
Balance at September 30, 2021	6,395	4,310	3,919,977	$6,161	$4,193	$50,546	$(201)	$(23)	$33,622	$94,298

Balance at January 1, 2022	6,395	3,210	3,981,117	$6,161	$3,123	$51,496	$(420)	$(17)	$35,947	$96,290
Net loss	—	—	—	—	—	—	—	—	(1,671)	(1,671)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	12,837	—	—	232	—	—	—	232
Dividend reinvestment plan	—	—	9,776	—	—	167	—	—	—	167
Repurchase of common stock	—	—	(2,212)	—	—	(49)	—	—	—	(49)
Exercise of stock options,net	—	—	1,220	—	—	12	—	—	—	12
Issuance of common stock, net	—	—	750	—	—	13	—	—	—	13
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	28,449	—	—	613	—	(306)	—	307
Stock option expense	—	—	—	—	—	286	—	—	—	286
Other comprehensive loss, net	—	—	—	—	—	—	(3,360)	—	—	(3,360)
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(624)	(624)
Common stock ($0.24 per share)	—	—	—	—	—	—	—	—	(966)	(966)
Balance at September 30, 2022	6,395	3,210	4,031,937	$6,161	$3,123	$52,770	$(3,780)	$(323)	$32,686	$90,637
(1) Common shares for all periods shown herein reflect the three-for-two stock split, effective on May 10, 2021.
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income from continuing operations	$3,365	$8,173
Net (loss) income from discontinued operations	(5,036)	13,634
Net income (loss)	(1,671)	21,807
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of fixed assets	1,247	1,286
Net securities premium amortization	40	39
Amortization of debt issuance costs	—	35
Amortization of premium (discount) on loans purchased	86	(56)
Provision for loan losses	(1,400)	(1,000)
Accretion of discount on unguaranteed loans	(2,087)	(1,523)
Deferred tax expense (benefit)	(313)	2,618
Origination of SBA loans held for sale	(2,018)	—
Proceeds from sales of SBA loans held for sale	268,250	—
Net gains on sales of SBA loans	(15,915)	(13,460)
Change in fair value of SBA loans held for investment, at fair value	(3,510)	(151)
Amortization of loan servicing rights	2,216	2,327
Non-qualified stock purchase plan expense	78	56
Stock based compensation expense	515	353
Income from bank owned life insurance	(457)	(251)
Changes in:
Accrued interest receivable	(257)	2,978
Other assets	227	(5,472)
Accrued interest payable	(90)	(1,437)
Other liabilities	(873)	3,400
Net cash provided by (used in) operating activities of continuing operations	249,104	(2,085)
Net cash provided by operating activities of discontinued operations	34,333	130,999
Net cash provided by operating activities	283,437	128,914
Cash flows from investing activities:
Purchase of investment securities available for sale	(20,326)	(33,208)
Principal payments on investment securities available for sale	2,234	361
Purchase of investment securities held to maturity	(3,568)	—
Principal payments on investment securities held to maturity	62	37
Net purchase (sale) of restricted equity securities	296	(465)
Purchase of time deposits in banks	(2,500)	—
Proceeds from sales of SBA loans originally classified as held for investment	—	331,352
Purchase of government guaranteed and consumer loans	(50,689)	—
Loan (originations) and payments, net	(298,083)	252,220
Purchase of premises and equipment	(4,935)	(7,955)
Net cash provided by (used in) investing activities	(377,509)	542,342

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Net change in deposits	64,051	116,250
Net decrease of short-term borrowings	28,000	—
Proceeds from issuance of subordinated debt, net of costs	—	6,000
Payments on notes payable	(341)	(341)
Net repayments of PPP Liquidity Facility borrowings	(69,654)	(736,661)
Proceeds from issuance of preferred stock, net	—	727
Redemption of subordinated debt	—	(6,000)
Proceeds from sale of common stock, net	424	1,706
Common share buyback - redeemed stock	(49)	—
ESOP contribution	—	356
Dividends paid on common stock	(966)	(778)
Dividends paid on preferred stock	(624)	(797)
Net cash provided by (used in) financing activities	20,841	(619,538)
Net change in cash and cash equivalents	(73,231)	51,718
Cash and cash equivalents, beginning of period	109,727	55,379
Cash and cash equivalents, end of period	$36,496	$107,097
Supplemental cash flow information
Interest paid	$4,710	$7,321
Income taxes paid	169	10,322
Supplemental noncash disclosures
Net change in unrealized holding gain on investment securities available for sale	(3,360)	(201)
Transfer of available for sale debt securities to held to maturity securities at fair value	1,500	—
Transfer of SBA loans held for investment to loans held for sale	255,171	—
Transfer of loans held for investment to OREO	53	—
Recognition of right of use asset and operating lease liability	627	136
Conversion of Series B preferred stock to common stock	—	5,050
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
The Company currently operates one business segment. In the third quarter of 2022, the Company discontinued the Bank’s nationwide residential mortgage loan segment. The operations of this segment are reported as discontinued operations.
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
Operating results for the nine month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2021 in the Company’s Annual Report filed on Form 10-K. There were no new accounting policies or changes to existing policies adopted during the first nine months of 2022 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Effective May 10, 2021, the Company affected a three-for-two stock split. All share amounts and per share financial data contained in these financial statements related to periods prior and subsequent to this stock split have been adjusted to reflect the split.
Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The most significant estimates relate to the allowance for loan losses, SBA loan servicing rights, and fair value of residential loans held for sale from discontinued operations and residential mortgage derivatives from discontinued operations.
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
Contingencies: Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2022. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2022 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
New Accounting Standards Not Yet Adopted:
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This new guidance was issued to replace the incurred loss model for loans and other financial assets with an expected loss model, which is referred to as the CECL model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loans receivable and debt securities held to maturity. It also applies to off-balance sheet credit exposures not accounted for as

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
insurance (i.e., loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor. In addition, the amendments in ASU 2016-13 require credit losses on investment securities available for sale to be presented as a valuation allowance rather than as a direct write-down thereon. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted; however, the Company has elected to adopt new or revised accounting standards using the delayed effective dates applicable to Emerging Growth Companies. Management is in the process of evaluating the impact of adoption of this ASU on its Consolidated Financial Statements, processes, and controls and is not currently able to reasonably estimate the impact of adoption on the Company’s consolidated financial position or results of operations; however, adoption is likely to lead to significant changes in accounting policies related to, and the methods employed in estimating, the allowance for credit losses. It is possible that the impact will be material to the Company’s consolidated financial position and results of operations. To date, the Company has established a CECL steering committee and has an implementation plan. The Company has segmented the loan portfolio based on similar risk characteristics and reviewed and selected methodologies for estimating expected credit losses. Calculations from our model are being reviewed, and we expect to implement timely.
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
NOTE 2 – DISCONTINUED OPERATIONS
During the third quarter of 2022, the Company discontinued the Bank’s nationwide residential mortgage loan production operations. The decision was based on a number of strategic priorities and other factors, including the precipitous decline in mortgage volumes and the uncertain outlook for mortgage lending over future periods. As a result of these actions, the Company classified the operations of the residential mortgage lending division as discontinued under ASC 205-20. The Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows present discontinued operations for the current period and retrospectively for prior periods.
The following is a summary of the assets and liabilities of the discontinued operations of the residential mortgage lending division at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Assets
Loans held for sale, at fair value	$71,553	$114,131
Premises and equipment, net	—	580
Loan servicing rights	125	212
Mortgage banking derivative asset	2,080	1,550
Right-of-use operating lease asset	612	1,280
Accrued interest	79	31
Other assets	2,298	597
Total assets	$76,747	$118,381
Liabilities
Operating lease liability	$1,322	$1,316
Mortgage banking derivative liability	473	189
Other liabilities	2,194	4,749
Total liabilities	$3,989	$6,254

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following presents operating results of the discontinued operations of the residential mortgage lending division for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$862	$740	$2,466	$2,770
Noninterest income	7,116	21,382	30,540	76,986
Total net revenue	7,978	22,122	33,006	79,756
Noninterest expense	13,951	18,663	39,712	61,602
(Loss) income from discontinued operations before income taxes	(5,973)	3,459	(6,706)	18,154
Income tax (benefit) expense	(1,488)	861	(1,670)	4,520
Net (loss) income from discontinued operations	$(4,485)	$2,598	$(5,036)	$13,634
NOTE 3 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale and investment securities held to maturity at September 30, 2022 and December 31, 2021 are summarized as follows:

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$9,992	$—	$(207)	$9,785
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,209	—	(741)	3,468
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	22,477	—	(3,932)	18,545
Corporate bonds	11,338	—	(221)	11,117
Total investment securities available for sale	$48,016	$—	$(5,101)	$42,915

Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$2	$—	$—	$2
Corporate bonds	5,006	—	(13)	4,993
Total investment securities held to maturity	$5,008	$—	$(13)	$4,995

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$7,624	$—	$(89)	$7,535
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,470	—	(76)	4,394
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	19,370	—	(406)	18,964
Total investment securities available for sale	$31,464	$—	$(571)	$30,893

Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$2	$—	$—	$2
Total investment securities held to maturity	$2	$—	$—	$2
The amortized cost and fair value of investment securities as of September 30, 2022 are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One to five years	$9,982	$9,806	$4,006	$3,993
Five to ten years	1,356	1,310	1,000	1,000
Beyond ten years	36,678	31,799	2	2
Total	$48,016	$42,915	$5,008	$4,995
During the second quarter of 2022, the Company transferred a $1,500 previously designated available for sale investment security to a held to maturity designation at estimated fair value. The reclassification was permitted as the Company has appropriately determined the ability and intent to hold the investment security until maturity or call. The investment security had no unrealized net gain or loss at the time of transfer since it was purchased near the end of the first quarter of 2022.
As of September 30, 2022, the Company's investment portfolio consisted of 22 securities, 18 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates since purchased. The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2022.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table summarizes investment securities with unrealized losses at September 30, 2022 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale:
Asset-backed securities	$2,340	$(37)	$7,445	$(170)	$9,785	$(207)
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	3,468	(741)	3,468	(741)
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	4,188	(446)	14,357	(3,486)	18,545	(3,932)
Corporate Bonds	11,117	(221)	—	—	11,117	(221)
Total investment securities held to maturity	$17,645	$(704)	$25,270	$(4,397)	$42,915	$(5,101)

Investment securities held to maturity:
Corporate Bonds	$2,497	$(13)	$—	$—	$2,497	$(13)
Total investment securities held to maturity	$2,497	$(13)	$—	$—	$2,497	$(13)
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
No investment securities were pledged as of September 30, 2022 or December 31, 2021, and there were no sales of investment securities during the nine months ended September 30, 2022 or during the year ended December 31, 2021.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 4 – LOANS
Loans held for investment, at amortized cost, at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Real estate:
Residential	$176,574	$87,235
Commercial	220,210	163,477
Construction and land	9,259	18,632
Commercial and industrial	183,631	217,155
Commercial and industrial - PPP	22,286	80,158
Consumer and other	37,595	3,581
Loans held for investment, at amortized cost, gross	649,555	570,238
Deferred loan costs, net	9,047	7,975
Discount on SBA 7(a) loans sold(1)	(5,068)	(3,866)
Premium (discount) on loans purchased	2,306	(13)
Allowance for loan losses	(9,739)	(13,452)
Loans held for investment, at amortized cost	$646,101	$560,882
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 5 - ALLOWANCE FOR LOAN LOSSES
The following schedule presents the activity in the allowance for loan losses by loan segment for the three and nine months ended September 30, 2022 and September 30, 2021:

Three Months Ended	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and other	Unallocated	Total
September 30, 2022
Beginning Balance	$589	$1,133	$38	$6,764	$1,038	$2	$9,564
Charge-offs	—	36	—	(697)	(68)	—	(729)
Recoveries	—	13	—	105	36	—	154
Provision	134	(66)	(4)	670	13	3	750
Ending Balance	$723	$1,116	$34	$6,842	$1,019	$5	$9,739
September 30, 2021
Beginning Balance	$2,420	$3,153	$308	$14,125	$249	$542	$20,797
Charge-offs	—	(173)	—	(1,500)	(20)	—	(1,693)
Recoveries	—	73	—	439	—	—	512
Provision	136	129	31	(2,893)	83	(486)	(3,000)
Ending Balance	$2,556	$3,182	$339	$10,171	$312	$56	$16,616

Nine Months Ended
September 30, 2022
Beginning Balance	$1,437	$2,349	$241	$9,202	$154	$69	$13,452
Charge-offs	—	(17)	—	(2,667)	(109)	—	(2,793)
Recoveries	—	74	—	365	41	—	480
Provision	(714)	(1,290)	(207)	(58)	933	(64)	(1,400)
Ending Balance	$723	$1,116	$34	$6,842	$1,019	$5	$9,739
September 30, 2021
Beginning Balance	$2,088	$2,899	$310	$15,418	$252	$195	$21,162
Charge-offs	—	(173)	—	(4,090)	(48)	—	(4,311)
Recoveries	—	73	—	688	4	—	765
Provision	468	383	29	(1,845)	104	(139)	(1,000)
Ending Balance	$2,556	$3,182	$339	$10,171	$312	$56	$16,616

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by loan segment and based on impairment method at September 30, 2022. The government guaranteed loan balances are included in the collectively evaluated for impairment balances.

	Real Estate- Residential	Real Estate- Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$981	$—	$—	$—	$981
Collectively evaluated for impairment	723	1,116	34	5,861	—	1,019	5	8,758
Total	$723	$1,116	$34	$6,842	$—	$1,019	$5	$9,739
Loans:
Individually evaluated for impairment	$—	$1,379	$—	$2,420	$—	$—	$—	$3,799
Collectively evaluated for impairment	176,574	218,831	9,259	181,211	22,286	37,595	—	645,756
Total	$176,574	$220,210	$9,259	$183,631	$22,286	$37,595	$—	$649,555
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by loan segment and based on impairment method at December 31, 2021. The government guaranteed loan balances are included in the collectively evaluated for impairment balances.

	Real Estate- Residential	Real Estate- Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$91	$—	$902	$—	$—	$—	$993
Collectively evaluated for impairment	1,437	2,258	241	8,300	—	154	69	12,459
Total	$1,437	$2,349	$241	$9,202	$—	$154	$69	$13,452
Loans:
Individually evaluated for impairment	$124	$2,900	$—	$902	$—	$—	$—	$3,926
Collectively evaluated for impairment	87,111	160,577	18,632	216,253	80,158	3,581	—	566,312
Total	$87,235	$163,477	$18,632	$217,155	$80,158	$3,581	$—	$570,238
The following table presents information related to impaired loans by loan segment at and for the nine months ended September 30, 2022:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate - residential	$—	$—	$—	$124	$—	$—
Real estate - commercial	1,379	1,379	—	1,960	15	15
Subtotal	1,379	1,379	—	2,084	15	15
With an allowance recorded:
Real estate - commercial	—	—	—	76	—	—
Commercial and industrial	2,420	2,420	981	1,487	—	—
Subtotal	2,420	2,420	981	1,563	—	—
Total	$3,799	$3,799	$981	$3,647	$15	$15

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table presents information related to impaired loans by loan segment at and for the nine months ended September 30, 2021:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate - commercial	$2,786	$2,786	$—	$2,216	$6	$6
Subtotal	2,786	2,786	—	2,216	6	6
With an allowance recorded:
Real estate - commercial	139	139	92	435	—	—
Commercial and industrial	790	790	790	864	—	—
Subtotal	929	929	882	1,299	—	—
Total	$3,715	$3,715	$882	$3,515	$6	$6
For purposes of the impaired loans by loan segment tables above, the unpaid principal balance and recorded investment do not include the government guaranteed balance. The government guaranteed balances of impaired loans at September 30, 2022 and December 31, 2021 were $5,816 and $6,197, respectively.
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
The following table presents the recorded investment in nonaccrual and loans past due over 89 days still on accrual by loan segment at September 30, 2022 and December 31, 2021. In the following table, the recorded investment does not include the government guaranteed balance.

	Nonaccrual		Loans Past Due Over 89 Days Still Accruing
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Real estate - residential	$—	$124	$—	$126
Real estate - commercial	1,379	2,815	—	—
Commercial and industrial	2,420	902	145	—
Consumer and other	—	—	71	—
Total	$3,799	$3,841	$216	$126

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table presents the aging of the recorded investment in past due loans at September 30, 2022 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$117	$250	$367	$176,207	$176,574
Real estate - commercial	1,766	404	2,170	218,040	220,210
Real estate - construction and land	—	—	—	9,259	9,259
Commercial and industrial	2,015	2,405	4,420	179,211	183,631
Commercial and industrial - PPP	—	—	—	22,286	22,286
Consumer and other	417	71	488	37,107	37,595
Total	$4,315	$3,130	$7,445	$642,110	$649,555
(1) For the purposes of the table above, $8,692 of balances 30-89 days past due and $1,198 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guaranty. Of those loans, $458 of commercial and industrial PPP loans were delinquent as of September 30, 2022.

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
The table below sets forth credit exposure for the loan portfolio disaggregated by loan segment based on internally assigned risk ratings at September 30, 2022:

	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate - residential	$176,574	$—	$—	$—	$176,574
Real estate - commercial	218,758	73	1,379	—	220,210
Real estate - construction and land	9,259	—	—	—	9,259
Commercial and industrial	180,618	112	2,901	—	183,631
Commercial and industrial - PPP	22,286	—	—	—	22,286
Consumer and other	37,595	—	—	—	37,595
Loans held for investment, at amortized cost	$645,090	$185	$4,280	$—	$649,555
The table below sets forth credit exposure for the loan portfolio disaggregated by loan segment based on internally assigned risk ratings at December 31, 2021:

	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate - residential	$87,233	$—	$2	$—	$87,235
Real estate - commercial	160,492	170	2,815	—	163,477
Real estate - construction and land	18,632	—	—	—	18,632
Commercial and industrial	212,544	1,850	2,761	—	217,155
Commercial and industrial - PPP	80,158	—	—	—	80,158
Consumer and other	3,581	—	—	—	3,581
Loans held for investment, at amortized cost	$562,640	$2,020	$5,578	$—	$570,238
Troubled Debt Restructurings
The following table presents loans classified as TDR at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Accruing	Nonaccruing	Accruing	Nonaccruing
Real estate - commercial	$—	$—	$85	$1,116
The Company had not committed to lend any additional amounts to the loans classified as TDR at December 31, 2021. The Company estimated $38 of impaired loan loss reserves for these loans at December 31, 2021. There were no loans which were modified in the previous twelve months that defaulted during the nine months ended September 30, 2022.
There were no new loans classified as TDR during the nine months ended September 30, 2022.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Loan modifications related to COVID-19 at September 30, 2022 and December 31, 2021 are presented in the table below:

	September 30, 2022		December 31, 2021
	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
Real estate - residential	1	$250	1	$258
Commercial and industrial	14	696	23	1,113
Total loan modifications related to COVID-19	15	$946	24	$1,371
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
Residential Loans Held for Sale: The Company has elected to account for residential loans held for sale at fair value. The fair value of loans held for sale is determined using either actual quoted prices for the assets (Level 1) whenever possible or quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2). The fair value gain (loss) on loans held for sale is included in residential fee income in the Consolidated Statements of Income.
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
SBA Loan Servicing Rights: On a quarterly basis, SBA loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value. The fair value of SBA servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. There were no SBA loan servicing rights carried at fair value at September 30, 2022 and December 31, 2021.
Assets and liabilities measured at fair value on a recurring basis at September 30, 2022 are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$42,915	$—	$42,915
Residential loans held for sale (1)	15,957	55,596	—	71,553
SBA loans held for investment, at fair value	—	—	24,965	24,965
Interest rate lock commitments (1)	—	—	513	513
Mandatory forward sales contracts (1)	1,548	—	—	1,548
Best efforts forward sales contracts (1)	—	—	19	19
Financial liabilities
Interest rate lock commitments (1)	$—	$—	$457	$457
Mandatory forward sales contracts (1)	16	—	—	16
(1) Classified as assets from discontinued operations and liabilities from discontinued operations on the consolidated balance sheet.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Assets and liabilities measured at fair value on a recurring basis at December 31, 2021 are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$30,893	$—	$30,893
Residential loans held for sale (1)	43,837	70,294	—	114,131
SBA loans held for investment, at fair value	—	—	9,614	9,614
Interest rate lock commitments (1)	—	—	1,435	1,435
Mandatory forward sales contracts (1)	88	—	—	88
Best efforts forward sales contracts (1)	—	—	27	27
Financial liabilities
Interest rate lock commitments (1)	$—	$—	$23	$23
Mandatory forward sales contracts (1)	166	—	—	166
(1) Classified as assets from discontinued operations and liabilities from discontinued operations on the consolidated balance sheet.
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the reported periods.
Financial Instruments Recorded Using Fair Value Option
The Company has elected the fair value option for residential loans held for sale. These loans are intended for sale and are classified as assets from discontinued operations on the consolidated balance sheet. The Company believes that the fair value is the best indicator of the resolution of these loans. Interest income from discontinued operations is recorded based on the contractual term of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual at September 30, 2022 or December 31, 2021.
The aggregate fair value, contractual balance, and gain at September 30, 2022 and December 31, 2021 for residential loans held for sale from discontinued operations were as follows:

	September 30, 2022	December 31, 2021
Aggregate fair value	$71,553	$114,131
Contractual balance	71,541	110,335
Gain from discontinued operations	$12	$3,796
The total amount of interest income from discontinued operations and losses from changes in fair value included in earnings for the nine months ended September 30, 2022 and September 30, 2021 for residential loans held for sale from discontinued operations were as follows:

	Nine Months Ended September 30,
	2022	2021
Interest income from discontinued operations	$2,466	$2,770
Change in fair value	(3,784)	(6,168)
Total loss from discontinued operations	$(1,318)	$(3,398)
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
The aggregate fair value, contractual balance, and gain at September 30, 2022 and December 31, 2021 for SBA loans held for investment, at fair value, were as follows:

	September 30, 2022	December 31, 2021
Aggregate fair value	$24,965	$9,614
Contractual balance	24,166	9,433
Gain	$799	$181
The total amount of gains and losses from changes in fair value and interest income included in earnings for the nine months ended September 30, 2022 and September 30, 2021 for SBA loans held for investment, at fair value, were as follows:

	Nine Months Ended September 30,
	2022	2021
Interest income	$483	$462
Change in fair value	3,510	151
Total gain	$3,993	$613
Changes in fair value for SBA loans held for investment, at fair value, were included in SBA loan fair value gain on the Consolidated Statements of Income.
The table below presents a reconciliation of SBA loans held for investment, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 and September 30, 2021:

	Nine Months Ended September 30,
	2022	2021
Balance of SBA loans held for investment at fair value, beginning of period	$9,614	$9,264
New SBA originations at fair value	53,697	—
Loans sold	(38,722)	—
Principal payments	(3,108)	(1,003)
Charge-offs	(26)	(8)
Repurchase of guaranteed balances previously participated	—	1,401
Total gains during the period	3,510	151
Balance of SBA loans held for investment at fair value, end of period	$24,965	$9,805
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of SBA loans held for investment, at fair value, interest rate lock commitments, and best efforts forward sales contracts falling within Level 3 of the fair value hierarchy at September 30, 2022 and December 31, 2021:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
September 30, 2022
SBA loans held for	$24,965	Discounted	Discount rate	5.39%-8.89% (6.72%)
investment, at fair value		cash flow	Conditional prepayment rate	8.69%-9.97% (8.96%)
Interest rate lock commitments (1)	56	Quoted market prices	Pull-through expectations	53.00%-100.00% (85.41%)
Best efforts forward sales contracts (1)	19	Quoted market prices	Pull-through expectations	53.00%-80.00% (73.31%)
December 31, 2021
SBA loans held for	$9,614	Discounted	Discount rate	3.22%-6.72% (4.22%)
investment, at fair value		cash flow	Conditional prepayment rate	10.56%-10.56% (10.56%)
Interest rate lock commitments (1)	1,412	Quoted market prices	Pull-through expectations	24.00%-100.00% (84.40%)
Best efforts forward sales contracts (1)	27	Quoted market prices	Pull-through expectations	24.00%-80.00% (65.79%)
(1) Classified as assets from discontinued operations and liabilities from discontinued operations on the consolidated balance sheet.
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
Assets measured at fair value on a nonrecurring basis at September 30, 2022 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount
Impaired loans	$1,439	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Assets measured at fair value on a nonrecurring basis at December 31, 2021 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount
Impaired loans	$1,614	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at September 30, 2022 and December 31, 2021 are as follows:

		September 30, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$36,496	$36,496	$109,727	$109,727
Time deposits in banks	2	4,881	4,687	2,381	2,437
Investment securities held to maturity	2	5,008	4,995	2	2
Restricted equity securities, at cost	2	2,531	2,531	2,827	2,827
Government guaranteed loans held for sale	2	573	628	1,460	1,460
Loans held for investment, at amortized cost	3	646,101	652,015	560,882	569,394
Accrued interest receivable (1)	3	3,868	3,868	3,564	3,564
SBA loan servicing rights	3	9,932	11,226	6,407	8,050
Mortgage loan servicing rights(2)	3	125	125	212	212
Liabilities:
Noninterest-bearing deposits	2	$104,215	$104,215	$83,638	$83,638
Interest-bearing transaction accounts	2	190,985	190,985	163,495	163,495
Savings and money market deposits	2	380,576	380,576	423,864	423,864
Time deposits	2	109,960	108,644	50,688	51,049
FHLB and FRB borrowings	2	28,000	28,000	—	—
Subordinated debentures	2	5,990	5,503	5,985	6,175
Notes payable	2	2,958	2,957	3,299	3,350
PPP Liquidity Facility	2	—	—	69,654	69,654
Accrued interest payable	2	236	236	326	326
(1) Includes balances of $79 and $31 classified as assets from discontinued operations on the consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.
(2) Classified as assets from discontinued operations on the consolidated balance sheet.
NOTE 7 – SBA LOAN SERVICING ACTIVITIES
At September 30, 2022 and December 31, 2021, the principal balance of SBA loans, excluding PPP loans, retained by the Company was $286,798 and $300,415, respectively, of which $138,261 and $171,548 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of SBA loans serviced for others requiring recognition of a servicing asset were $616,419 and $459,670 at September 30, 2022 and December 31, 2021, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Activity for SBA loan servicing rights for the three and nine months ended September 30, 2022 and September 30, 2021 follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Beginning of period	$7,760	$6,614	$6,407	$8,160
Additions	2,918	100	5,741	100
Amortization	(746)	(781)	(2,216)	(2,327)
End of period	$9,932	$5,933	$9,932	$5,933
The fair value of SBA loan servicing rights was $11,226 and $8,050 at September 30, 2022 and December 31, 2021, respectively. Fair value was determined using a weighted average discount rate of 15.38% and a weighted average prepayment speed of 9.96% at September 30, 2022. Fair value was determined using a weighted average discount rate of 12.13% and a weighted average prepayment speed of 10.37% at December 31, 2021. The SBA loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain on sale of SBA loans, excluding sale of PPP loans, for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Gain on sale of guaranteed SBA loans	$4,685	$—	$10,723	$—
Loss on sale of unguaranteed SBA loans	(63)	(406)	(411)	(406)
Costs recognized on sale of SBA loans	(94)	(51)	(138)	(51)
Fair value of servicing rights created	2,918	100	5,741	100
Gain on sale of SBA loans, net	$7,446	$(357)	$15,915	$(357)
NOTE 8 - PREMISES AND EQUIPMENT
Premises and equipment at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Land and improvements	$4,488	$4,194
Building and improvements	13,057	9,590
Leasehold improvements	2,763	2,433
Furniture, fixtures, and equipment	6,431	7,034
Fixed assets in process	11,864	12,247
Total premises and equipment	38,603	35,498
Accumulated depreciation and amortization	(5,824)	(5,827)
Net premises and equipment (1)	$32,779	$29,671
(1) Includes premises and equipment of $580 classified as assets from discontinued operations as of December 31, 2021. There were no assets classified as assets from discontinued operations as of September 30, 2022.
Depreciation and amortization expense including expense from discontinued operations was $509 and $433 for the three months ended September 30, 2022 and September 30, 2021, respectively, and $1,505 and $1,286 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 9 – LEASES
For the three and nine months ended September 30, 2022 and September 30, 2021, the components of total lease cost and supplemental information related to operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$387	$355	$1,159	$1,077
Short-term lease cost	190	173	463	547
Total lease cost, net (1)	$577	$528	$1,622	$1,624
(1) Includes lease costs reported as discontinued operations of $232 and $353 for the three months ended September 30, 2022 and September 30, 2021, respectively and $847 and $1,097 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating cash flows related to operating leases	$388	$357	$1,156	$1,066
Right-of-use assets obtained in exchange for new operating lease liabilities	627	—	627	136
	$1,015	$357	$1,783	$1,202
At September 30, 2022, the weighted average discount rate of operating leases was 2.21% and the weighted average remaining life of operating leases was 3.97 years.
The future minimum lease payments for operating leases, subsequent to September 30, 2022, as recorded on the balance sheet, are summarized as follows:

2022	$331
2023	1,366
2024	1,153
2025	945
2026	748
Thereafter	371
Total undiscounted lease payments	$4,914
Less: imputed interest	(237)
Net lease liabilities	$4,677
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
During the last two quarters, the Company closed leased mortgage lending offices as part of its discontinuance of the nationwide residential lending operation. The mortgage lending offices were evaluated as outlined above to determine whether the operating leases were impaired. As part of the recoverability test, the Company elected to exclude operating lease liabilities from the carrying amount of the asset group. The undiscounted future cash flows used in the recoverability test were based on assumptions made by the Company rather than market participant assumptions. Since an election was made to exclude operating lease liabilities from the asset or asset group, all future cash lease payments for the lease were also excluded. In addition, the Company elected to exclude operating lease liabilities from the estimated fair value,

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
consistent with the recoverability test. When determining the fair value of the ROU asset, the Company estimated what market participants would pay to lease the assets assuming the highest and best use in the assets current forms.
Based on the analysis, the Company concluded that the ROU assets for these offices were impaired and had a remaining ROU carrying value of $612 as of September 30, 2022. The analyses resulted in the recognition of $610 impairment for the three months ended September 30, 2022 and $845 impairment for the nine months ended September 30, 2022. The impairment was recognized in loss (income) from discontinued operations on the Consolidated Statements of Income.
NOTE 10 – OTHER BORROWINGS
At September 30, 2022, the Company had a short-term FRB borrowing of $28,000 at 3.25% and no borrowings from the FHLB. There were no borrowings from the FHLB or FRB at December 31, 2021.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the bank were to obtain would be secured by a blanket lien on $223,630 of real estate-related loans as of September 30, 2022. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to
$144,470 from the FHLB at September 30, 2022.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $47,630 of commercial loans as of September 30, 2022. FRB short-term borrowings bear interest at variable rates based on the Federal Open Market Committee's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to an additional $4,665 from the FRB at September 30, 2022.
In June 2021, the Company issued $6,000 of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. These Debentures were issued to redeem a $6,000 Subordinated Debenture which was issued in December 2018 and carried interest at a rate of 6.875% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5,990 and $5,985 at September 30, 2022 and December 31, 2021, respectively.
In March 2020, the Company renegotiated the terms of its outstanding senior debt and combined its line of credit and term note into one amortizing note with quarterly principal and interest payments with interest at Prime (6.25% at September 30, 2022). The new note matures on March 10, 2029 and the balance of the note was $2,958 and $3,299 at September 30, 2022 and December 31, 2021, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. As of September 30, 2022, the Company was in compliance with all financial debt covenants.
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
NOTE 11 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock and stock options. Total compensation cost charged against income related to the Equity Plan was $186 and $130 for the three months ended September 30, 2022 and September 30, 2021, respectively, and $609 and $359 for the nine months ended September 30, 2022 and September 30, 2021, respectively.
Restricted Stock
The Company awarded shares of restricted common stock to certain employees for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
A summary of changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2022 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2022	2,483	$14.86
Granted	34,925	21.50
Vested	(8,108)	19.43
Forfeited	(3,650)	21.45
Nonvested at September 30, 2022	25,650	$21.52
At September 30, 2022, there was $324 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 3.1 years. The total fair value of shares vested during the nine months ended September 30, 2022 and September 30, 2021 was $177 and $85, respectively.
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
A summary of the activity in the Equity Plan for the nine months ended September 30, 2022 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	450,278	$15.64
Exercised	(4,375)	15.08
Forfeited	(24,105)	15.14
Outstanding at September 30, 2022	421,798	$15.67	6.83	$2,522
Vested and exercisable at September 30, 2022	297,745	$15.91	6.47	$1,709
There were no options granted during the three and nine months ended September 30, 2022. The weighted average fair value of options granted during the nine months ended September 30, 2021 was $3.70. Total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan was $299 at September 30, 2022. This cost is expected to be recognized over a weighted average period of 2.04 years.
NOTE 12 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. During the nine months ended September 30, 2022, 9,776 shares were purchased at an average price of $17.07. During the nine months

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
ended September 30, 2021, 17,971 shares were purchased at an average price of $21.68. During the year ended December 31, 2021, 17,971 shares were purchased at an average price of $21.68 per share.
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the nine months ended September 30, 2022 and September 30, 2021 was $78 and $56, respectively.
The Company has a Salary Continuation Agreement, (the “Agreement”), with an executive officer. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. If early termination occurs before December 31, 2022, the executive will not receive any benefit under the Agreement. The liability recorded for the Agreement was $369 and $312 at September 30, 2022 and December 31, 2021, respectively, and the related expense for the nine months ended September 30, 2022 and September 30, 2021 was $57 and $53, respectively.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of each employee’s salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. Expense recognized in relation to the 401(k) plan was $1,333 and $1,932 for the nine months ended September 30, 2022 and September 30, 2021, respectively. As part of the discontinuation of the nationwide residential lending division, the 401(k) plan was partially terminated since more than 20% of the participants were laid off. As a result of the partial termination of the plan, all affected employees were 100% vested in the Company’s contributions into the plan.
The Company has an ESOP for eligible employees. Each year, the Company’s Board of Directors may approve a discretionary percentage of employees’ salaries to be contributed to the ESOP for eligible employees. The Board approved 1% of salaries for eligible employees in 2021. There was no expense related to the ESOP for the nine months ended September 30, 2022. Expense related to the ESOP was $938 for the nine months ended September 30, 2021. As part of the discontinuation of the nationwide residential lending division, the ESOP was partially terminated since more than 20% of the participants were laid off. As a result of the partial termination of the ESOP, all affected employees were 100% vested in the Company’s contributions into the ESOP.
NOTE 13 - INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax. In the ordinary course of business, we are routinely subject to audit by the Internal Revenue Service. Currently, the Company is subject to examination by taxing authorities for the 2019 tax return year and forward.
A reconciliation of expected income tax expense (benefit) using the federal statutory rate of 21% for the three and nine months ended September 30, 2022 and September 30, 2021 and actual income tax expense (benefit) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Federal tax based on federal corporate statutory rate	$854	$(353)	$893	$2,340
State tax, net of federal effect	187	(18)	132	734
Changes resulting from:
Other, net	(58)	9	(137)	(106)
Income tax expense (benefit) from continuing operations	983	(362)	888	2,968
Income tax (benefit) expense from discontinued operations	(1,488)	861	(1,670)	4,520
Total income tax expense (benefit)	$(505)	$499	$(782)	$7,488
NOTE 14 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met all capital adequacy requirements to which it was subject at September 30, 2022 and December 31, 2021.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s classification.
Actual and required capital amounts and ratios for the Bank are presented below at September 30, 2022:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$106,855	15.02%	$56,896	8.00%	$71,119	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$97,940	13.77%	$42,672	6.00%	$56,896	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$97,940	13.77%	$32,004	4.50%	$46,228	6.50%
Tier 1 Capital
(to Average Assets)	$97,940	10.48%	$37,392	4.00%	$46,740	5.00%
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2021:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$106,002	21.25%	$39,909	8.00%	$49,886	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$99,656	19.98%	$29,932	6.00%	$39,909	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$99,656	19.98%	$22,449	4.50%	$32,426	6.50%
Tier 1 Capital
(to Average Assets)	$99,656	12.22%	$32,619	4.00%	$40,774	5.00%
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 15 – DISCONTINUED OPERATIONS - MORTGAGE BANKING ACTIVITIES
The following table presents the components of the mortgage banking income from discontinued operations for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net gain realized on sale of residential loans held for sale	$5,988	$22,999	$19,295	$74,842
Net change in fair value recognized on residential loans held for sale	(1,745)	(1,381)	(3,784)	(6,168)
Net change in fair value recognized on interest rate lock commitments	(1,094)	(1,288)	(1,362)	(6,356)
Net change in fair value recognized on mandatory and best efforts forward sales contracts	2,940	(1,017)	12,514	6,847
Mortgage banking fees	1,022	2,248	3,851	7,777
Residential loan fee income from discontinued operations	$7,111	$21,561	$30,514	$76,942
As part of its mortgage banking activities, the Company entered into interest rate lock commitments, which were commitments to originate loans where the interest rate on the loan was determined prior to funding and the clients had locked into that interest rate. The Company then locked in the loan and interest rate with an investor and committed to deliver the loan if settlement occurs (“best efforts”) or committed to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. It was the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments were entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Interest rate lock commitments and mandatory commitments to deliver loans to investors were considered derivatives.
At September 30, 2022 and December 31, 2021, the Company had interest rate lock commitments of $62,503 and $108,122, mandatory forwards contracts of $57,000 and $142,500, and forward sales contracts of $9,504 and $7,375, respectively. The fair value of these mortgage banking derivatives was reflected by a total derivative asset from discontinued operations of $2,080 and $1,550 and a total derivative liability from discontinued operations of $473 and $189 at September 30, 2022 and December 31, 2021, respectively. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage banking derivatives are included in loss (income) from discontinued operations in the Consolidated Statements of Income.
The net gains (losses) relating to free-standing derivative instruments used for risk management at September 30, 2022 and December 31, 2021 are summarized below:

	September 30, 2022	December 31, 2021
Mandatory forward sales contracts	$1,532	$(78)
Best efforts forward sales contracts	19	27
Interest rate lock commitments	56	1,412

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following table reflects the amount and fair value of mortgage banking derivatives included in the assets and liabilities from discontinued operations on the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets from discontinued operations:
Interest rate lock commitments	$38,968	$513	$103,572	$1,435
Mandatory forward sales contracts	55,000	1,548	60,000	88
Best efforts forward sales contracts	9,504	19	7,375	27
Included in other liabilities from discontinued operations:
Interest rate lock commitments	23,535	457	4,550	23
Mandatory forward sales contracts	2,000	16	82,500	166
NOTE 16 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies that are used for loans are used to make such commitments, including obtaining collateral at exercise of the commitment.
The contractual amounts of financial instruments with off-balance sheet risk at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Unfunded loan commitments	$28,340	$18,567
Unused lines of credit	107,338	52,076
Standby letters of credit	68	68
All unused lines of credit at September 30, 2022 and December 31, 2021 were variable rate lines of credit and the majority of unfunded loan commitments at September 30, 2022 and December 31, 2021 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
NOTE 17 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic:
Income (loss) from continuing operations	$3,083	$(1,318)	$3,365	$8,173
(Loss) income for discontinued operations	(4,485)	2,598	(5,036)	13,634
Net income (loss)	$(1,402)	$1,280	$(1,671)	$21,807
Less: Preferred stock dividends	208	230	624	797
Net income available to (loss attributable to) common shareholders	$(1,610)	$1,050	$(2,295)	$21,010
Weighted average common shares outstanding	4,028,212	3,913,523	4,015,476	3,749,692

Basic earnings (loss) per common share:
Continuing operations	$0.71	$(0.40)	$0.68	$1.97
Discontinued operations	$(1.11)	$0.66	$(1.25)	$3.63
Total	$(0.40)	$0.26	$(0.57)	$5.60

Diluted:
Income (loss) from continuing operations	$3,083	$(1,318)	$3,365	$8,173
(Loss) income for discontinued operations	(4,485)	2,598	(5,036)	13,634
Net income (loss)	$(1,402)	$1,280	$(1,671)	$21,807
Less: Preferred stock dividends	208	230	624	797
Add: Series B preferred stock dividends	64	—	193	365
Net income available to (loss attributable to) common shareholders	$(1,546)	$1,050	$(2,102)	$21,375
Weighted average common shares outstanding for basic earnings per common share	4,028,212	3,913,523	4,015,476	3,749,692
Add: Dilutive effects of conversion of Series B preferred stock to common stock	270,743	—	270,743	321,318
Add: Dilutive effects of assumed exercises of stock options and warrants	42,163	—	62,961	98,256
Average shares and dilutive potential common shares	4,341,118	3,913,523	4,349,180	4,169,266

Diluted earnings (loss) per common share:
Continuing operations	$0.68	$(0.40)	$0.67	$1.86
Discontinued operations	$(1.03)	$0.66	$(1.15)	$3.27
Total	$(0.35)	$0.26	$(0.48)	$5.13
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS to the extent the impact of such exchange would not be anti-dilutive. For the three months ended September 30, 2021, 492,816 of potential shares of common stock issuable upon the potential exercise of outstanding convertible Series B preferred stock, stock options and warrants were excluded from diluted loss per share because the effect would have been anti-dilutive as a result of the net loss on continuing operations. There were no common stock options excluded in computing diluted earnings per common share for the three and nine months ended September 30, 2022 and the nine months ended September 30, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion explains our financial condition and results of operations as of and for the three and nine months ended September 30, 2022. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022. Annualized results for these interim periods may not be indicative of results for the full year or future periods.
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
As a one-bank holding company, we generate most of our revenue from interest on loans and gain-on-sale income derived from the sale of loans into the secondary market. Our primary source of funding for our loans is deposits. We are dependent on noninterest income, which is derived primarily from net gain on the sales of the guaranteed portion of government guaranteed loans. Our largest expenses are interest on those deposits and borrowings, professional fees, and salaries and commissions plus related employee benefits. We measure our performance through our net interest income after provision for loan losses, return on average assets, and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.
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
Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At September 30, 2022, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing our consolidated financial statements were the policies related to the allowance for loan losses, and fair value measurement of SBA servicing rights, residential loans held for sale, SBA loans held for investment at fair value, and residential derivatives, which are discussed more fully below.
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
Recent Developments
Discontinuation of the Nationwide Residential Mortgage Division. On September 21, 2022, the Company announced the discontinuation of the Bank’s nationwide network of residential mortgage loan production offices due to the precipitous decline in mortgage volumes and the uncertain outlook for mortgage lending in the future. The Bank will continue to originate mortgage loans in its local Florida market areas.
Hurricane Ian: Hurricane Ian was a destructive Category 4 hurricane that struck the southwest coast of Florida in September 2022. The Company did not sustain significant damage to facilities or disruption to operations. No allowance for credit loss was recognized. Based on information collected to date, we do not expect the impact of the storm to be material to our financial condition or results of operations.
Fourth Quarter Common Stock Dividend. On October 25, 2022, BayFirst’s Board of Directors declared a fourth quarter 2022 cash dividend of $0.08 per common share. The dividend will be payable December 15, 2022 to common shareholders of record as of December 1, 2022. This dividend marks the 26th consecutive quarterly cash dividend paid since BayFirst initiated cash dividends in 2016.
Fourth Quarter Preferred Series A Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $22.50 on our Series A Preferred Stock. The dividend will be payable January 3, 2022 to shareholders of record as of October 14, 2022. The amount and timing of the dividend is in accordance with the terms of the Series A Preferred Stock.
Fourth Quarter Preferred Series B Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $20.00 on our Series B Convertible Preferred Stock. The dividend will be payable January 3, 2022 to shareholders of record as of October 14, 2022. The amount and timing of the dividend is in accordance with the terms of the Series B Convertible Preferred Stock.

Selected Financial Data - Unaudited

	As of and for the Three Months Ended			As of and for the Nine Months Ended
(Dollars in thousands, except per share data)	9/30/2022	6/30/2022	9/30/2021	9/30/2022	9/30/2021
Income Statement Data:
Net interest income	$9,170	$6,587	$7,276	21,426	30,780
Provision for loan losses	750	250	(3,000)	(1,400)	(1,000)
Noninterest income	9,804	7,678	610	23,146	16,377
Noninterest expense	14,158	13,692	12,566	41,719	37,016
Income tax expense (benefit)	983	(68)	(362)	888	2,968
Net income (loss) from continuing operations	3,083	391	(1,318)	3,365	8,173
Net (loss) income from discontinued operations	(4,485)	(673)	2,598	(5,036)	13,634
Net income (loss)	(1,402)	(282)	1,280	(1,671)	21,807
Preferred stock dividends	208	208	230	624	797
Net income available to (loss attributable to) common shareholders	$(1,610)	$(490)	$1,050	$(2,295)	$21,010
Balance Sheet Data:
Average loans held for investment, excluding PPP loans	663,716	561,455	467,283	582,432	457,111
Average total assets	939,847	879,868	1,086,377	897,588	1,419,264
Average common shareholders’ equity	83,014	83,235	81,989	83,408	69,574
Total loans held for investment	680,805	641,737	656,294	680,805	656,294
Total loans held for investment, excluding PPP loans	658,669	610,527	500,647	658,669	500,647
Total loans held for investment, excluding government guaranteed loan balances	520,408	458,624	316,528	520,408	316,528
Allowance for loan losses	9,739	9,564	16,616	9,739	16,616
Total assets	930,275	921,377	943,743	930,275	943,743
Common shareholders’ equity	81,032	83,690	83,593	81,032	83,593
Per Share Data:
Basic earnings (loss) per common share	$(0.40)	$(0.12)	$0.26	$(0.57)	$5.60
Diluted earnings (loss) per common share	$(0.35)	$(0.10)	$0.26	$(0.48)	$5.13
Dividends per common share	$0.080	$0.080	$0.070	$0.240	$0.207
Book value per common share	$20.10	$20.82	$21.32	$20.10	$21.32
Tangible book value per common share (1)	$20.10	$20.80	$21.30	$20.10	$21.30
Performance Ratios:
Return on average assets	(0.60)%	(0.13)%	0.47%	(0.25)%	2.05%
Return on average common equity	(7.76)%	(2.35)%	5.12%	(3.67)%	40.26%
Net interest margin	4.63%	3.73%	3.04%	3.90%	3.26%
Dividend payout ratio	(20.02)%	(65.54)%	26.09%	(41.99)%	3.69%
Asset Quality Data:
Net charge-offs	$575	$856	$1,181	$2,313	$3,546
Net charge-offs/average loans held for investment excluding PPP	0.35%	0.61%	1.01%	0.53%	1.03%
Nonperforming loans	$10,267	$10,437	$10,495	$10,267	$10,495
Nonperforming loans (excluding government guaranteed balance)	$4,015	$4,245	$3,756	$4,015	$3,756
Nonperforming loans/total loans held for investment	1.51%	1.63%	1.60%	1.51%	1.60%

	As of and for the Three Months Ended			As of and for the Nine Months Ended
(Dollars in thousands, except per share data)	9/30/2022	6/30/2022	9/30/2021	9/30/2022	9/30/2021
Nonperforming loans (excluding gov’t guaranteed balance)/total loans held for investment	0.59%	0.66%	0.57%	0.59%	0.57%
ALLL/Total loans held for investment at amortized cost	1.48%	1.62%	2.57%	1.48%	2.57%
ALLL/Total loans held for investment at amortized cost, excluding PPP loans	1.54%	1.71%	3.39%	1.54%	3.39%
Other Data:
Full-time equivalent employees (2)	524	485	651	524	651
Banking center offices	8	7	6	8	6
Loan production offices (3)	20	19	22	20	22
(1) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below for a reconciliation to most comparable GAAP equivalent.
(2) Included 254 FTE from discontinued operations as of September 30, 2022.
(3) All nationwide residential loan production offices have been closed.

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
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share
	As of
(Dollars in thousands, except per share data)	September 30, 2022	June 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)
Total shareholders’ equity	$90,637	$93,295	$94,298
Less: Preferred stock liquidation preference	(9,605)	(9,605)	(10,705)
Total equity available to common shareholders	81,032	83,690	83,593
Less: Goodwill	—	(100)	(100)
Tangible common shareholders' equity	$81,032	$83,590	$83,493

Common shares outstanding	4,031,937	4,019,023	3,919,977
Tangible book value per common share	$20.10	$20.80	$21.30
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
We are dependent on noninterest income, which is derived primarily from net gain on the sales of the guaranteed portion of government guaranteed loans. While we retain some of our government guaranteed loans on our balance sheet, we sell both the guaranteed balance of our government guaranteed loans, as well as a percentage of the unguaranteed portions of such loans. This activity generates gains on sale of the guaranteed portions of the loans.
In the second quarter of 2022, the Bank discontinued its primary consumer direct residential mortgage business line. In the third quarter of 2022, management decided to discontinue the nationwide residential lending business. As a result of the discontinuance, the nationwide residential line of business was reclassified as a discontinued operation and reported in the financial statements as such.
Net Income (Loss)
We had net loss for the three months ended September 30, 2022 of $1.4 million, or $(0.35) per diluted common share, compared to net income for the three months ended September 30, 2021 of $1.3 million, or $0.26 per diluted common share. The decrease of $2.7 million was the result of the a decrease of $7.1 million unfavorable change from discontinued operations and an unfavorable change in provision for loan losses of $3.8 million as a result of recording a negative provision of $3.0 million in the third quarter 2021. This was partially offset by an increase of $1.9 million in net interest income and an increase of $7.8 million in gain on sale of SBA loans.
We had net loss for the nine months ended September 30, 2022 of $1.7 million, of $(0.48) per diluted common share, compared to net income for the nine months ended September 30, 2021 of $21.8 million or $5.13 per diluted common share. The decrease of $23.5 million in net income was the result of an increase in the net loss from discontinued operations of $18.7 million, a $13.8 million gain on sale of PPP loans in 2021 which did not recur in 2022, an increase in non-interest expense on continuing operations of $4.7 million, and lower PPP income. These items were partially offset by a $3.4 million increase related to held for investment SBA loan fair value gains and higher gains on non-PPP SBA loan sales of $16.3 million. The increase in the net loss from discontinued operations was primarily the result a decrease of in gain on sale of residential mortgage loans of $46.4 million and the recognition of restructuring charges of $4.3 million for the discontinuation of the nationwide residential mortgage division, partially offset by lower non-interest expense of $26.1 million.
Net Interest Income
Net interest income from continuing operations was $9.2 million in the third quarter of 2022, an increase of $1.9 million or 26.0% from $7.3 million in the third quarter of 2021. The increase was mainly due to the increase in loan interest and fee income of $2.0 million.
Net interest income from continuing operations was $21.4 million in the first nine months of 2022, a decrease of $9.4 million or 30.4% from $30.8 million in the first nine months of 2021. The decrease was mainly due to a decline in net PPP loan interest income of $17.8 million, partially offset by increases in non-PPP loan interest income .
Net interest margin including discontinued operations improved to 4.63% for the third quarter of 2022, which represented an increase of 159 basis points over 3.04% for the third quarter of 2021. Net interest margin including discontinued operations improved to 3.90% for the first nine months of 2022, compared to 3.26% for the first nine months of 2021. With recent rate increases, the Company anticipates further improvement in its net interest margin as its SBA loan portfolio rates are tied to the prime lending rate with the vast majority resetting at the beginning of each calendar quarter.

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

	Three Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$50,196	$316	2.50%	$23,055	$76	1.31%
Loans, excluding PPP (1) (2)	723,284	11,371	6.24	562,095	7,892	5.57
PPP loans	28,102	141	1.99	288,406	1,465	2.02
Other	57,583	318	2.19	171,208	112	0.26
Total interest-earning assets	859,165	12,146	5.61	1,044,764	9,545	3.62
Noninterest-earning assets	80,682			41,613
Total assets	$939,847			$1,086,377
Interest-bearing liabilities:
NOW, MMDA and savings	$587,331	$1,290	0.87	$518,243	$974	0.75
Time deposits	97,693	566	2.30	52,729	178	1.34
PPPLF advances	—	—	—	315,875	278	0.35
Other borrowings	44,929	258	2.28	9,484	99	4.14
Total interest-bearing liabilities	729,953	2,114	1.15	896,331	1,529	0.68
Demand deposits	106,846			87,248
Noninterest-bearing liabilities	10,429			9,969
Shareholders’ equity	92,619			92,829
Total liabilities and shareholders’ equity	$939,847			$1,086,377
Net interest income		$10,032			$8,016
Interest rate spread			4.46			2.95
Net interest margin (3)			4.63			3.04
Ratio of average interest-earning assets to average interest-bearing liabilities	117.70%			116.56%

(1) Includes nonaccrual loans.
(2) Includes $59,568 at an average yield of 5.74% and $94,812 at an average yield of 3.10% of residential loans held for sale from discontinued operations as of September 30, 2022 and September 30, 2021, respectively.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest earning-assets:
Investment securities	$42,474	$642	2.02%	$12,500	$123	1.32%
Loans, excluding PPP (1) (2)	654,604	26,398	5.39	582,352	21,243	4.88
PPP loans	40,566	880	2.90	613,768	17,771	3.87
Other	82,239	592	0.96	166,918	297	0.24
Total interest-earning assets	819,883	28,512	4.65	1,375,538	39,434	3.83
Noninterest-earning assets	77,705			43,726
Total assets	$897,588			$1,419,264
Interest-bearing liabilities:
NOW, MMDA and savings	$613,613	$3,350	0.73	$484,985	$2,987	0.82
Time deposits	54,714	783	1.91	82,422	679	1.10
PPPLF advances	7,577	20	0.35	648,158	1,699	0.35
Other borrowings	22,177	467	2.82	30,692	519	2.26
Total interest-bearing liabilities	698,081	4,620	0.88	1,246,257	5,884	0.63
Demand deposits	99,234			82,321
Noninterest-bearing liabilities	7,260			8,441
Shareholders’ equity	93,013			82,245
Total liabilities and shareholders’ equity	$897,588			$1,419,264
Net interest income		$23,892			$33,550
Interest rate spread			3.76			3.20
Net interest margin (3)			3.90			3.26
Ratio of average interest-earning assets to average interest-bearing liabilities	117.45%			110.37%

(1) Includes nonaccrual loans.
(2) Includes $72,172 at an average yield of 4.57% and $125,241 at an average yield of 2.96% of residential loans held for sale from discontinued operations as of September 30, 2022 and September 30, 2021, respectively.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.

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

(Dollars in thousands)	Rate	Volume	Total
Three Months Ended September 30, 2022 vs. September 30, 2021:
Interest-earning assets:
Investment securities	$105	$135	$240
Loans, excluding PPP	1,025	2,454	3,479
PPP loans	(18)	(1,306)	(1,324)
Other interest-earning assets	326	(120)	206
Total interest-earning assets	1,438	1,163	2,601
Interest-bearing liabilities:
NOW, MMDA and savings	176	140	316
Time deposits	177	211	388
PPPLF	—	(278)	(278)
Other borrowings	(62)	221	159
Total interest-bearing liabilities	291	294	585
Net change in net interest income	$1,147	$869	$2,016
Nine Months Ended September 30, 2022 vs. September 30, 2021:
Interest-earning assets:
Investment securities	$95	$424	$519
Loans, excluding PPP	2,369	2,786	5,155
PPP loans	(3,575)	(13,316)	(16,891)
Other interest-earning assets	511	(216)	295
Total interest-earning assets	(600)	(10,322)	(10,922)
Interest-bearing liabilities:
NOW, MMDA, and savings	(366)	729	363
Time deposits	385	(281)	104
PPPLF advances	—	(1,679)	(1,679)
Other borrowings	111	(163)	(52)
Total interest-bearing liabilities	130	(1,394)	(1,264)
Net change in net interest income	$(730)	$(8,928)	$(9,658)
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
Asset quality remained stable in the third quarter of 2022. As the financial impact of the COVID-19 pandemic became more predictable throughout 2021 and 2022, the Company began adjusting downward its allowance for loan losses from the historic high levels reached in 2020 at the onset of the pandemic. The Company’s loan portfolio has grown during the year which warrants an increase in allowance of loan losses. The Company recorded a provision for the three months ended September 30, 2022 of $750 thousand. This compared to a negative provision of $3.0 million for the three months ended

September 30, 2021. During the three months ended September 30, 2022, $575 thousand of net charge offs in loans were recorded compared to $1.2 million during the three months ended September 30, 2021. Our ALLL was $9.7 million at September 30, 2022 and $16.6 million at September 30, 2021.
We recorded a negative provision for loan losses for the nine months ended September 30, 2022 of $1.4 million compared to a $1.0 million negative provision for the nine months ended September 30, 2021. The decrease of $0.4 million in the provision for loan losses was primarily due to the same factors mentioned above. During the nine months ended September 30, 2022, we charged off $2.3 million in loans compared to $3.5 million during the nine months ended September 30, 2021.
Noninterest Income
The following table presents noninterest income from continuing operations for the three and nine months ended September 30, 2022 and September 30, 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Noninterest income:
Loan servicing income, net	620	412	1,508	1,441
Gain (loss) on sale of government guaranteed loans, net	7,446	(338)	15,915	13,460
Service charges and fees	347	261	951	730
SBA loan fair value gain	999	72	3,510	151
Other noninterest income	392	203	1,262	595
Total noninterest income	$9,804	$610	$23,146	$16,377
Noninterest income from continuing operations was $9.8 million during the three months ended September 30, 2022, a increase of $9.2 million from $610 thousand during the three months ended September 30, 2021. The increase was primarily due to an increase in gains on SBA loan sales of $7.8 million and an increase in the SBA loan fair value gain of $927 thousand.
Noninterest income from continuing operations was $23.1 million during the nine months ended September 30, 2022, a increase of $6.8 million or 41.3% from $16.4 million during the nine months ended September 30, 2021. The increase was primarily due to higher gains on the sale of non-PPP SBA loans of $16.3 million and an increase related to held for investment SBA loan fair value gains of $3.4 million, partially offset by the $13.8 million gain on sale of PPP loans in 2021 which did not recur in 2022.

Noninterest Expense
The following table presents noninterest expense from continuing operations for the three and nine months ended September 30, 2022 and September 30, 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Noninterest expense:
Salaries and benefits	$6,758	$6,481	$21,177	$18,047
Bonus, commissions, and incentives	883	414	1,833	2,376
Occupancy and equipment	1,070	790	3,010	2,362
Data processing	1,247	1,047	3,486	4,266
Marketing and business development	662	693	2,100	1,727
Professional services	956	1,267	3,089	2,554
Loan origination and collection	1,068	683	2,486	2,284
Employee recruiting and development	518	441	1,653	1,213
Regulatory assessments	110	138	299	340
Other noninterest expense	886	612	2,586	1,847
Total noninterest expense	$14,158	$12,566	$41,719	$37,016
Noninterest expense from continuing operations was $14.2 million during the three months ended September 30, 2022, a increase of $1.6 million or 12.7% from $12.6 million during the three months ended September 30, 2021. The increase was primarily due to higher compensation expense, occupancy expense, data processing expense and loan origination expense, partially offset by lower professional services expense.
Noninterest expense was $41.7 million during the nine months ended September 30, 2022, a increase of $4.7 million or 12.7% from $37.0 million during the nine months ended September 30, 2021. The increase was primarily due to higher salaries and benefits and occupancy expense.
Discontinued Operations
Net loss on discontinued operations was $4.5 million in the third quarter of 2022, which was a $3.8 million increase from a loss of $673 thousand in the second quarter of 2022. The company recorded net income on discontinued operations of $2.6 million in the third quarter of 2021. The increase in the net loss from the previous quarter was the result of a decrease in gains on sale of residential mortgage loans of $3.1 million and an increase in restructuring charges of $3.1 million for the discontinuation of the nationwide residential mortgage division, partially offset by a decrease in noninterest expense, excluding restructuring charges, of $1.2 million and a decrease in income tax benefit of $1.3 million. The pre-tax restructuring charge incurred in the third quarter, consisted of approximately $1.3 million of severance and related payments, $214 thousand of write-offs of fixed assets, $663 thousand of valuation adjustments on the leased branch facilities, $1.3 million of contract write-offs, and $167 thousand of goodwill and mortgage servicing rights impairment. The $7.1 million decrease in income from the year ago quarter was primarily due to a decrease in residential loan fee income of $14.3 million and the restructuring charges for the discontinuation of residential mortgage division of $3.7 million recorded in the third quarter of 2022. This was partially offset by a decrease in noninterest expense, excluding the restructuring charges, of $8.4 million and a decrease in income tax expense of $2.3 million.
Net loss from discontinued operations was $5.0 million in the first nine months of 2022, which was an $18.6 million reduction from net income of $13.6 million in the first nine months of 2021. The reduction in net income was primarily the result of a decrease in residential loan fee income of $46.4 million and the restructuring charges for the discontinuation of residential mortgage division of $4.3 million recorded in the second and third quarters of 2022. This was partially offset by a $26.1 million decrease in noninterest expense excluding the restructuring charge and a decrease in income tax expense of $6.2 million.
Income Taxes
Income tax expense from continuing operations was $983 thousand for the three months ended September 30, 2022, a increase of $1.3 million from income tax benefit of $362 thousand for the three months ended September 30, 2021. The increase was primarily due to the increase in pre-tax earnings from continuing operations. Income tax benefit from discontinued operations was $1.5 million for the three months ended September 30, 2022, a change of $2.3 million from income tax expense of $861 thousand for the three months ended September 30, 2021. The change was primarily due to the decrease in pre-tax earnings from discontinued operations.
Income tax expense from continuing operations was $888 thousand for the nine months ended September 30, 2022, a decrease of $2.1 million from income tax expense of $3.0 million for the nine months ended September 30, 2021. The decrease was primarily due to the decrease in pre-tax earnings from continuing operations. Income tax benefit from discontinued operations was $1.7 million for the nine months ended September 30, 2022, a change of $6.2 million from income tax expense of $4.5 million for the nine months ended September 30, 2021. The change was primarily due to the decrease in pre-tax earnings from discontinued operations.
The effective income tax rate was 31.88% for the nine months ended September 30, 2022 and 25.56% for the nine months ended September 30, 2021.
Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available for sale as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Investment securities available for sale:
Asset-backed securities	$9,785	$7,535
Mortgaged-backed securities:
U.S. Government-sponsored enterprises	3,468	4,394
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	18,545	18,964
Corporate bonds	11,117	—
Total investment securities available for sale	$42,915	$30,893
The following table presents the fair value of the Company's investment securities portfolio classified as held to maturity as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Investment securities held to maturity:
Mortgaged-backed securities:
U.S. Government-sponsored enterprises	$2	$2
Corporate bonds	4,993	—
Total investment securities held to maturity	$4,995	$2
No investment securities were pledged as of September 30, 2022 or December 31, 2021, and there were no sales of investment securities during the nine months ended September 30, 2022 or the year ended December 31, 2021.
During the second quarter of 2022, the Company transferred a $1.5 million previously designated available for sale investment security to a held to maturity designation at estimated fair value. The reclassification was permitted as the Company has appropriately determined the ability and intent to hold the investment security as an investment until maturity or call. The investment security had no unrealized net gain or loss at the time of transfer since it was purchased near the end of the first quarter of 2022.

The investment securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of September 30, 2022 and December 31, 2021. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	September 30, 2022
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$9,992	3.02%
Mortgaged-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	4,209	1.52
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	22,477	1.86
Corporate bonds	—	—	9,982	2.21	1,356	2.90	—	—
Total investment securities available for sale	$—	—%	$9,982	2.21%	$1,356	2.90%	$36,678	2.14%

	December 31, 2021
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$7,624	0.90%
Mortgaged-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	4,470	1.32
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	19,370	1.31
Total investment securities available for sale	$—	—%	$—	—%	$—	—%	$31,464	1.21%
The investment securities held to maturity presented in the following tables are reported at amortized cost and by contractual maturity as of September 30, 2022 and December 31, 2021. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	September 30, 2022
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgaged-backed securities:
U.S. Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$2	0.74%
Corporate bonds	—	—	4,006	3.40	1,000	4.38	—	—
Total investment securities held to maturity	$—	—%	$4,006	3.40%	$1,000	4.38%	$2	0.74%

	December 31, 2021
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgaged-backed securities:
U.S. Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$2	0.80%
Total investment securities held to maturity	$—	—%	$—	—%	$—	—%	$2	0.80%

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

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Residential loans held for sale from discontinued operations	$71,553		$114,131
Government guaranteed loans, held for sale	$573		$1,460
SBA loans held for investment, at fair value	$24,965		$9,614
Loans held for investment, at amortized cost:
Residential real estate	$176,574	27.2%	$87,235	15.3%
Commercial real estate	220,210	33.9	163,477	28.7
Construction and land	9,259	1.4	18,632	3.3
Commercial and industrial	183,631	28.3	217,155	38.0
Commercial and industrial – PPP	22,286	3.4	80,158	14.1
Consumer and other	37,595	5.8	3,581	0.6
Loans held for investment, at amortized cost, gross	649,555	100.0%	570,238	100.0%
Discount on SBA 7(a) loans sold	(5,068)		(3,866)
Premium (discount) on loans purchased	2,306		(13)
Deferred loan costs, net	9,047		7,975
Allowance for loan losses	(9,739)		(13,452)
Loans held for investment, at amortized cost, net	$646,101		$560,882
In general, construction loans are originated as construction-to-permanent loans. Third party take-out financing, where applicable, is typically in the form of permanent first mortgage conforming loans.
During the nine months ended September 30, 2022, we originated approximately $206.8 million in loans through conventional lending channels, $276.6 million in loans through CreditBench (our SBA lending function), and $886.6 million through the Residential Mortgage Lending Division. During the nine months ended September 30, 2021, we originated approximately $70.7 million in loans through conventional lending channels, $110.2 million through CreditBench, exclusive of PPP loans, $329.3 million of PPP loans, and $1.74 billion through the Residential Mortgage Lending Division. During the nine months ended September 30, 2022, the Company sold guaranteed balances of SBA loans of $233.1 million. Additionally, the Company purchased $16.6 million government guaranteed loans and $34.1 million consumer loans.
In 2021, we originated approximately $94.9 million in new loans through conventional lending channels, $169.5 million in loans through CreditBench, exclusive of PPP loans, $329.3 million of PPP loans, and $2.22 billion through the Residential Mortgage Lending Division.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at September 30, 2022. Loan balances in this table include loans held for investment at fair value, loans held for investment at amortized cost, discount on retained balances of loans sold, premium and discount on loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$3,633	$1,943	$10,863	$160,591	$177,030
Commercial	4,777	2,047	26,950	194,914	228,688
Construction and land	2,359	260	979	5,660	9,258
Commercial and industrial	7,667	15,958	174,782	7,392	205,799
Commercial and industrial - PPP	2,363	19,773	—	—	22,136
Consumer and other	2,526	27,693	7,675	—	37,894
Total loans held for investment	$23,325	$67,674	$221,249	$368,557	$680,805
The following table shows our loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at September 30, 2022.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$47,319	$126,078
Commercial	6,448	217,463
Construction and land	—	6,899
Commercial and industrial	22,066	176,066
Commercial and industrial - PPP	19,773	—
Consumer and other	5,149	30,219
Total loans held for investment	$100,755	$556,725
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
While management believes our ALLL is adequate as of September 30, 2022, future adjustments to our allowance may be necessary if economic conditions differ substantially from the assumptions used in making the determination.
Nonperforming Assets. At September 30, 2022, we had $4.1 million in nonperforming assets, excluding government guaranteed loan balances, and our ALLL represented 1.48% of total loans held for investment at amortized cost. At September 30, 2021, we had $3.8 million in nonperforming assets, excluding government guaranteed loan balances, and our ALLL represented 2.57% of total loans held for investment at amortized cost. Total loans held for investment at September 30, 2022 and September 30, 2021 included government guaranteed loans and loans measured at fair value, which had no reserves allocated to them. ALLL as a percentage of loans held for investment at amortized cost, not including government guaranteed loan balances, was 1.90% at September 30, 2022, compared to 5.29% at September 30, 2021. The decrease was the result of the reduction in qualitative factors which were elevated as a result of the uncertainity of the impact of the COVID pandemic.
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

(Dollars in thousands)	September 30, 2022	September 30, 2021	December 31, 2021
Nonperforming loans (government guaranteed balances)	$6,252	$6,739	$7,942
Nonperforming loans (unguaranteed balances)	4,015	3,756	3,967
Total nonperforming loans	10,267	10,495	11,909
OREO	56	3	3
Total nonperforming assets	$10,323	$10,498	$11,912
Nonperforming loans as a percentage of total loans held for investment	1.51%	1.60%	2.04%
Nonperforming loans (excluding government guaranteed balances) to total loans held for investment	0.59%	0.57%	0.68%
Nonperforming assets as a percentage of total assets	1.11%	1.11%	1.30%
Nonperforming assets (excluding government guaranteed balances) to total assets	0.44%	0.40%	0.43%
ALLL to nonperforming loans	94.86%	158.32%	112.96%
ALLL to nonperforming loans (excluding government guaranteed balances)	242.57%	442.39%	339.10%

The following table sets forth information with respect to activity in the ALLL for the periods shown:

(Dollars in thousands)	At and for the Three Months Ended September 30,		At and for the Nine Months Ended September 30,
	2022	2021	2022	2021
Allowance at beginning of period	$9,564	$20,797	$13,452	$21,162
Charge-offs:
Commercial real estate	36	(173)	(17)	(173)
Commercial and industrial	(697)	(1,500)	(2,667)	(4,090)
Consumer and other	(68)	(20)	(109)	(48)
Total charge-offs	(729)	(1,693)	(2,793)	(4,311)
Recoveries:
Commercial real estate	13	73	74	73
Commercial and industrial	105	439	365	688
Consumer and other	36	—	41	4
Total recoveries	154	512	480	765
Net charge-offs	(575)	(1,181)	(2,313)	(3,546)
Provision for loan losses	750	(3,000)	(1,400)	(1,000)
Allowance at end of period	$9,739	$16,616	$9,739	$16,616
Net charge-offs to average loans held for investment	0.33%	0.63%	0.50%	0.44%
Allowance as a percent of total loans held for investment at amortized cost	1.48%	2.57%	1.48%	2.57%
Allowance as a percent of loans held for investment at amortized cost, not including government guaranteed loans	1.90%	5.29%	1.90%	5.29%
Allowance as a percent of nonperforming loans	94.86%	158.32%	94.86%	158.32%
Total loans held for investment	$680,805	$656,294	$680,805	$656,294
Average loans held for investment	$691,818	$755,689	$622,998	$1,070,879
Nonperforming loans (including government guaranteed balances)	$10,267	$10,495	$10,267	$10,495
Nonperforming loans (excluding government guaranteed balances)	$4,015	$3,756	$4,015	$3,756
Guaranteed balance of government guaranteed loans	$160,397	$339,766	$160,397	$339,766

The following table details net charge-offs to average loans outstanding by loan category for the three months ended September 30, 2022 and September 30, 2021.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(Dollars in thousands)	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio
Residential real estate	$—	$131,536	—%	$—	$63,421	—%
Commercial real estate	(49)	276,226	(0.07)	100	185,273	0.22
Commercial and industrial	592	219,005	1.08	1,061	216,578	1.96
Commercial and industrial - PPP	—	28,102	—	—	288,406	—
Consumer and other	32	36,949	0.35	20	2,011	3.98
Total loans held for investment	$575	$691,818	0.33%	$1,181	$755,689	0.63%
The following table details net charge-offs to average loans outstanding by loan category for the nine months ended September 30, 2022 and September 30, 2021.

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(Dollars in thousands)	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio
Residential real estate	$—	$102,486	—%	$—	$60,050	—%
Commercial real estate	(57)	246,341	(0.03)	100	168,063	0.08
Commercial and industrial	2,302	211,950	1.45	3,402	227,304	2.00
Commercial and industrial - PPP	—	40,566	—	—	613,768	—
Consumer and other	68	21,655	0.42	44	1,694	3.46
Total loans held for investment	$2,313	$622,998	0.50%	$3,546	$1,070,879	0.44%
We recorded a provision of $750 thousand during the three months ended September 30, 2022, compared to a negative provision of $3.0 million for the same period in 2021. We recorded a negative provision of $1.4 million during the nine months ended September 30, 2022, compared to a negative provision of $1.0 million for the same period in 2021. For the year ended 2021, the negative provision for loan losses was $3.5 million. During 2020 and the first quarter of 2021, we increased the qualitative factors in the allowance for loan losses calculation to reflect the decline in economic indicators caused by the COVID-19 pandemic, resulting in significant provision expense in those periods. As asset quality has remained stable and as many of the Company’s SBA loans were bolstered by additional government support, the current year decrease in the allowance is deemed appropriate. Since 2016, the Company’s loan losses have been incurred primarily in its SBA unguaranteed loan portfolio, particularly loans originated under the SBA 7(a) Small Loan Program. The Small Loan Program represents loans of $350 thousand or less and such loans carry an SBA guarantee of 75% to 90% of the loan, depending on the original principal balance. The default rate on loans originated in the SBA 7(a) Small Loan Program is significantly higher than the Bank’s other SBA 7(a) loans, conventional commercial loans, or residential mortgage loans.
Nonperforming assets to total assets, excluding government guaranteed loan balances, were 0.44% as of September 30, 2022, as compared to 0.40% as of September 30, 2021. This percentage was 0.43% as of December 31, 2021. Since the majority of the Company’s loan portfolio consisted of SBA loans, most of which received from the SBA principal and interest payments under Section 1112 of the CARES Act during 2020 and 2021, asset quality trends may appear more favorable than they otherwise would without the SBA’s support under the CARES Act.
As of September 30, 2022, a total of 15 loans with principal balances of $946 thousand were under payment deferrals. Of those, 14 were government guaranteed loans with $579 thousand in outstanding unguaranteed balances. As expected, the level of SBA loans on deferral increased with the expiration of the Section 1112 payment support afforded under the

CARES Act at which point certain borrowers requested payment deferrals. With the Economic Aid Act signed into law on December 27, 2020, Section 1112 CARES Act payments were extended, with some stipulations, which assisted the majority of our SBA borrowers for three months and, depending on the type of business, up to eight months of additional principal and interest payments with a cap of $9 thousand per month per borrower, beginning in February 2021. Although the Company’s asset quality trends indicate minimal stress on the portfolio, management incorporated a qualitative measure in the allowance for loan losses calculation.
SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding our SBA and other government guaranteed lending activity, excluding PPP loans.

(Dollars in thousands)	At and for the Nine Months Ended September 30,		At and for the Year Ended December 31,
Government Guaranteed, Excluding PPP	2022	2021	2021
Number of loans originated	825	272	374
Amount of loans originated	$276,583	$110,185	$169,467
Average loan size originated	$335	$405	$453
Government guaranteed loan balances sold	$233,105	$—	$44,854
Government unguaranteed loan balances sold	$13,803	$5,034	5,034
Total government guaranteed loans	$286,798	$314,015	$300,415
Government guaranteed loan balances	$138,261	$184,119	$171,548
Government unguaranteed loan balances	$148,537	$129,896	$128,867
Government guaranteed loans serviced for others	$616,419	$443,764	$459,670
We make government guaranteed loans throughout the United States. The following table sets forth, at the dates indicated, information regarding the geographic disbursement of our SBA loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	September 30,				December 31,
	2022		2021		2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Florida	$89,373	31%	$87,563	28%	$89,143	30%
California	31,930	11	40,795	13	32,924	11
Texas	21,478	7	21,290	7	20,976	7
Tennessee	18,672	7	2,995	1	2,629	1
Georgia	9,665	3	14,875	5	13,894	5
All Other	115,680	41	146,497	46	140,849	46
Total government guaranteed loans, excluding PPP loans	$286,798	100%	$314,015	100%	$300,415	100%

Residential Mortgage Loans
The following table sets forth, for the periods indicated, information regarding our residential mortgage lending activity from discontinued operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Number of loans originated	690	1,620	2,600	5,745
Amount of loans originated	$245,434	$506,701	$886,570	$1,744,630
Average loan size originated	$356	$313	$341	$304
Loan balances sold	$250,271	$540,290	$926,818	$1,855,685
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
Brokered deposits. At times, the Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering outside the market of the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 15% of total assets. The Company's ability to accept or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well-capitalized." At September 30, 2022 and December 31, 2021, the Company had approximately $746 thousand and $759 thousand, respectively, of brokered deposits.
The amounts of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	September 30, 2022		December 31, 2021
Noninterest-bearing deposits	$104,215	13.2%	$83,638	11.6%
Interest-bearing transaction accounts	190,985	24.3	163,495	22.7
Money market accounts	363,446	46.3	408,257	56.5
Savings	17,130	2.2	15,607	2.2
Subtotal	675,776	86.0	670,997	93.0
Total time deposits	109,960	14.0	50,688	7.0
Total deposits	$785,736	100.0%	$721,685	100.0%

At September 30, 2022, we held approximately $303.5 million of deposits that exceeded the FDIC insurance limit.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250 thousand as of September 30, 2022.

(Dollars in thousands)
Three months or less	$380
Over three months through six months	3,386
Over six months through 12 months	20,354
Over 12 months	15,159
Total	$39,279
Other Borrowings
At September 30, 2022, the Company had short-term FRB borrowings of $28.0 million at 3.25% and no borrowings from the FHLB. There were no borrowings from the FHLB or FRB at December 31, 2021.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the bank were to obtain would be secured by a blanket lien on $223.6 million of real estate-related loans as of September 30, 2022. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $144.5 million from the FHLB at September 30, 2022.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank and was secured by $47.6 million of commercial loans as of September 30, 2022. FRB short-term borrowings bear interest at variable rates based on the Federal Open Market Committee's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to an additional $4.7 million from the FRB at September 30, 2022.
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
The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $6.0 million and $6.0 million at September 30, 2022 and December 31, 2021, respectively. In March 2020, the Company renegotiated the terms of its outstanding senior debt and combined its line of credit and term note into one amortizing note with quarterly principal and interest payments with interest at Prime (6.25% at September 30, 2022). The new note matures on March 10, 2029 and the balance of the note was $3.0 million and $3.3 million at September 30, 2022 and December 31, 2021, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note.
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
Shareholders' equity decreased $5.7 million to $90.6 million at September 30, 2022 as compared to $96.3 million at December 31, 2021. The decrease was the result of decreases of $3.4 million of accumulated other comprehensive income due to increases in net unrealized losses on available for sale investment securities, $1.7 million net loss, $624 thousand of dividends declared on our preferred stock, and $966 thousand of dividends declared on our common stock during the nine months ended September 30, 2022.
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
At September 30, 2022 and December 31, 2021,the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.
As of the dates indicated, the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of September 30, 2022
Total Capital (to risk-weighted assets)	$106,855	15.02%	$56,896	8.00%	$71,119	10.00%
Tier 1 Capital (to risk-weighted assets)	97,940	13.77	42,672	6.00	56,896	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	97,940	13.77	32,004	4.50	46,228	6.50
Tier 1 Capital (to total assets)	97,940	10.48	37,392	4.00	46,740	5.00
As of December 31, 2021
Total Capital (to risk-weighted assets)	106,002	21.25	39,909	8.00	49,886	10.00
Tier 1 Capital (to risk-weighted assets)	99,656	19.98	29,932	6.00	39,909	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	99,656	19.98	22,449	4.50	32,426	6.50
Tier 1 Capital (to total assets)	99,656	12.22	32,619	4.00	40,774	5.00
(1) To be considered “adequately capitalized” under the FDIC’s Prompt Corrective Action regulations.
(2) To be considered “well capitalized” under the FDIC’s Prompt Corrective Action regulations.
Contractual Obligations
In the ordinary course of our operations, we enter into certain contractual obligations. Total contractual obligations at September 30, 2022 were $151.8 million, a increase of $16.8 million from $135.0 million at December 31, 2021. The increase was primarily due to an increase in time deposits of $59.3 million and an increase in short-term FRB borrowings of $28.0 million, partially offset by the payoff of $69.7 million in PPP Liquidity Facility

The following tables present our contractual obligations as of September 30, 2022 and December 31, 2021.

	Contractual Obligations as of September 30, 2022
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,402	$2,162	$1,350	$—	$4,914
Short-term borrowings	28,000	—	—	—	28,000
Long-term borrowings	—	—	—	2,958	2,958
Subordinated notes	50	—	—	5,940	5,990
Time deposits	50,595	58,562	803	—	109,960
Total	$80,047	$60,724	$2,153	$8,898	$151,822

	Contractual Obligations as of December 31, 2021
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,454	$2,249	$1,279	$301	$5,283
Long-term borrowings	—	—	—	3,299	3,299
PPP Liquidity Facility	44,647	—	25,007	—	69,654
Subordinated notes	—	50	—	6,000	6,050
Time deposits	40,868	9,210	610	—	50,688
Total	$86,969	$11,459	$26,896	$9,650	$134,974
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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, is as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Unfunded loan commitments	$28,340	$18,567
Unused lines of credit	107,338	52,076
Standby letters of credit	68	68
Total	$135,746	$70,711
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
Liquidity
Liquidity management is the process by which we manage the flow of funds necessary to meet our financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of our operations, and capital expenditures. The Bank generally maintains a liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. Our on-balance sheet liquidity ratio at September 30, 2022 was 9.40%, as compared to 16.76% at December 31, 2021.
During the nine months ended September 30, 2022, the Bank purchased additional investment securities, some of which were classified as investment securities available for sale. The fair value of all of our investment securities available for sale totaled $42.9 million at September 30, 2022.
During each of the quarters of 2021 and 2022, the Bank paid a dividend of $250 thousand to BayFirst. Prior to that, the Bank retained its earnings to support its growth. Therefore, BayFirst’s liquidity had historically been dependent solely on funds received from the issuance and sale of debt and equity securities. BayFirst’s liquidity needs are to make interest payments on its debt obligations, dividends on shares of its Series A Preferred Stock, Series B Convertible Preferred Stock, and common stock, and payment of certain operating expenses. As of September 30, 2022, BayFirst Financial Corp. held $649 thousand in cash and cash equivalents.
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
The estimated impact on our net interest income as of September 30, 2022 and December 31, 2021, assuming immediate parallel moves in interest rates is presented in the table below.

	September 30, 2022		December 31, 2021
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	15.0%	16.3%	26.1%	33.5%
+300 basis points	12.7	14.2	22.4	28.5
+200 basis points	7.4	8.4	13.1	16.8
+100 basis points	2.0	2.5	3.6	4.9
-100 basis points	(5.1)	(5.9)	(13.3)	(16.7)
-200 basis points	(12.1)	(13.5)	(26.4)	(32.3)
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
The table below presents the change in our economic value of equity as of September 30, 2022 and December 31, 2021, assuming immediate parallel shifts in interest rates. Changes noted between the two periods reflect recent enhancements in our asset/liability modeling, including projected values for non-maturity deposits in changing interest rate environments.

Change in rates	September 30, 2022	December 31, 2021
+400 basis points	(10.6)%	1.7%
+300 basis points	(7.8)	1.9
+200 basis points	(5.9)	0.8
+100 basis points	(3.8)	(0.5)
-100 basis points	2.5	(3.5)
-200 basis points	4.3	(10.8)

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2022, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2022, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A. Risk Factors
In addition to the risk factor discussed below and the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the Company's Form 10-K for the year ended December 31, 2021 and the Form 10-Q for the period ended June 30, 2022.. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.
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

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended September 30, 2022.

Period	Number of Shares (1)	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1-31, 2022	—	$—	—	$911,472
August 1-31, 2022	—	—	—	$911,472
September 1-30, 2022	—	—	—	$911,472
Total	—	$—	—
(1) Reflects the repurchase of shares on Nasdaq, and their subsequent retirement, pursuant to the repurchase program.
Under applicable state law, Florida corporations are not permitted to retain treasury stock. As such, the price paid for the repurchased shares reduces the amount of common stock on our consolidated balance sheet. As of September 30, 2022, the total shares repurchased in the amount of $88,528 were redeemed since the share buyback program was implemented. The repurchased shares remain authorized, unissued shares.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

ITEM 6. EXHIBITS
(a)Exhibits.

Exhibit Number	Exhibit Name
*3.1	Amended and Restated Articles of Incorporation
*3.2	Bylaws
*3.3	Amendment to Bylaws, dated August 22, 2019
*4.1	Form of common stock certificate
*4.2	Form of Series A Preferred Stock certificate
*4.3	Form of warrant certificate
*4.4	Warrant Agreement with Continental Stock Transfer & Trust Company, dated November 14, 2019
*4.5	Form of Series B Convertible Preferred Stock certificate
*4.6	Amendment to Warrant Agreement, dated as of July 6, 2021
10.3	Amended and Restated 2017 Equity Incentive Plan
31.1	Principal Executive Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
31.2	Principal Financial Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
101	Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 2022, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYFIRST FINANCIAL CORP.

Date:	November 10, 2022

By:	/s/ Anthony N. Leo
Anthony N. Leo
Chief Executive Officer (principal executive officer)

Date:	November 10, 2022

By:	/s/ Robin L. Oliver
Robin L. Oliver
Chief Financial Officer and Chief Operating Officer (principal financial officer)