Form 10-K
period 2022-12-31
BayFirst Financial Corp.
filed 2023-03-28
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting f rm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the $17.40 per share selling price of the common stock on June 30, 2022 was $57,243,887.
The registrant had outstanding 4,098,965 shares of common stock as of March 20, 2023.

BayFirst Financial Corp.

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Annual Report on Form 10-K or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

AFS: Available for Sale	FBCA: Florida Business Corporation Act
AIO: Architecture, Infrastructure, and Operations	FDIA: Federal Deposit Insurance Act
ALCO: Asset-Liability Committee	FDIC: Federal Deposit Insurance Corporation
ALLL: Allowance for Loan Losses	FFIEC: Federal Financial Institutions Examination Council
AOCI: Accumulated Other Comprehensive Income	FHLB: Federal Home Loan Bank
ASC: FASB Accounting Standards Codification	FNBB: First National Bankers Bank
ASU: FASB Accounting Standards Update	FRB: Federal Reserve Bank
BHCA: Bank Holding Company Act of 1956, as amended	FVO: Fair Value Option
BOLI: Bank Owned Life Insurance	GAAP: Generally Accepted Accounting Principles
BSA: Bank Secrecy Act of 1970	HFI: Held for Investment
CAA: Consolidated Appropriations Act	IRA: Individual Retirement Account
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	JOBS Act: Jumpstart Our Business Startups Act of 2012
CBLR: Community Bank Leverage Ratio	LHFS: Loans Held for Sale
CECL: Current Expected Credit Losses	MMDA: Money Market Deposit Account
CEO: Chief Executive Officer	NOW: Negotiable Order of Withdrawal
CET1: Common Equity Tier 1 Capital	NSPP: Non-Qualified Stock Purchase Plan
CFPB: Consumer Financial Protection Bureau	OCC: Office of the Comptroller of the Currency
C&I: Commercial and Industrial	OLC: Officer Loan Committee
CIK: Central Index Key	OREO: Other Real Estate Owned
COVID-19: Coronavirus Disease 2019	OTTI: Other-Than-Temporary Impairment
DCLC: Directors’ Credit and Loan Committee	PCAOB: Public Company Accounting Oversight Board
DEI: Diversity, Equity, and Inclusion	PPP: Paycheck Protection Program
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	PPPLF: Paycheck Protection Program Liquidity Facility
DRIP: Dividend Reinvestment Plan	QIB: Qualified Institutional Buyer
EGC: Emerging Growth Company	ROU: Right of Use
EPS: Earnings per Share	SBA: Small Business Administration
Equity Plan: The Amended and Restated 2017 Equity Incentive Plan	SEC: U.S. Securities and Exchange Commission
ESG: Environmental, Social, and Governance	SOFR: Secured Overnight Financing Rate
ESOP: Employee Stock Ownership Plan	TDR: Troubled Debt Restructure
ESPP: Employee Stock Purchase Plan	U.S.: United States
Exchange Act: Securities Exchange Act of 1934	USDA: United States Department of Agriculture
FASB: Financial Accounting Standards Board	USDA B&I: United States Department of Agriculture Business and Industry

Part I
Item 1. Business
BayFirst Financial Corp.
BayFirst Financial Corp. (“BayFirst” or the “Company”) is a bank holding company that operates through its wholly owned subsidiary, BayFirst National Bank (the “Bank”). BayFirst commenced its bank holding company operations on September 1, 2000, by acquiring all shares of the Bank. BayFirst’s primary source of income is from the Bank, which serves a broad spectrum of consumers and small businesses in the Tampa Bay region and is supported by a national SBA lending business line. BayFirst utilizes this national business line to provide financial support for the delivery and expansion of traditional banking services, and to serve as a specialized lead product to introduce the Bank to new customers in the Tampa Bay region. BayFirst strives to be a progressive institution in its products and services, technology, design, and social responsibility. As of December 31, 2022, BayFirst had consolidated total assets of $938.9 million, total loans of $728.7 million, total deposits of $795.1 million, and total shareholders’ equity of $91.9 million. BayFirst’s corporate office is located at the BayFirst Executive Center, 700 Central Avenue, St. Petersburg, Florida 33701.
BayFirst National Bank
The Bank commenced operations on February 12, 1999, as a Florida state-chartered commercial bank. In 2022, the Bank converted its charter to a national banking association. The Bank currently operates out of its main office and eight additional banking centers located in the Tampa Bay area, and 1 loan production office in Sarasota. The Bank’s main office is located at the BayFirst Executive Center. The Bank does not engage in any foreign business activities.
The Bank offers its products and services through its Community Banking Division and its separately branded loan origination platform, CreditBench. CreditBench is a government guaranteed lender with specific expertise in originating SBA 7(a) loans throughout the nation.
CreditBench also has an advanced technology platform for our SBA 7(a) Small Loan Program, called FlashCap, that enables the Bank to utilize and support technology-enabled banking products and services as well as various financial technology applications.
Community Banking
The Bank has structured its community banking services and charges for such services in a manner designed to attract consumers, small and medium sized businesses, and professionals located primarily in Pinellas, Hillsborough, Sarasota, Manatee, and Pasco Counties. The Bank focuses on customers that are seeking the flexibility and personalized relationships that a community bank can provide. The Bank offers specialized business and personal checking accounts, internet banking and online bill payment, remote capture and deposit, cash management, wire transfers, safety deposit boxes, courier services, retail investment services, and ACH originations, among other services. Retail investment services are facilitated through an independent broker-dealer through a relationship with a shared service organization.
The Bank also offers customary community bank deposit products, including interest-bearing and noninterest-bearing checking accounts, MMDAs, savings accounts, certificates of deposit and IRAs. The consumer product offering also includes unique programs, including, among others: 1) the NuStart checking that assists customers in rebuilding their access to the banking system, 2) the TrendSetters Club which offers special benefits for those customers age 50+ years, and 3) the Cash Kids’ Club savings account that offers those age 12 and under special rates while teaching children basic financial skills through interactive and mobile application tools. The Bank’s business deposit products and related services include free checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, and access to business mobile and online banking, treasury management, cash management, merchant processing services, remote deposit capture, and night depository.
A wide range of loans are also offered, including commercial, consumer, and real estate loans. The commercial lending efforts are directed principally toward businesses and professionals who otherwise do business with us, and include commercial real estate mortgages, construction and development loans, working capital loans, and business expansion loans. In addition, the Bank has a minority lending program for women or minority business owners looking to take their business to the next level. BayFirst focuses its SBA and commercial lending divisions on providing the customer quick turnaround, competitive rates, and an easy application process. The Bank offers personal lines of credit, auto, boat, and recreational vehicle loans, residential mortgages, and home equity lines of credit. The Bank has been particularly successful in penetrating the small business community. The Bank participates in interbank credit arrangements to permit the Bank to take part in corporate or other business entity loans for amounts which are greater than its lending limits.
As of December 31, 2022, the Community Banking Division operated from eight banking centers in the Tampa Bay area: five in Pinellas County, one in Hillsborough County, one in Manatee County, and one in Sarasota County. Additionally, the Bank opened a second Tampa banking center in February 2023 with two additional banking centers planned in Sarasota currently under construction with one expected to open in mid 2023 and the other in late 2023 or early 2024, expanding the network of banking centers throughout the Tampa Bay region.
CreditBench
The Bank, through its separately branded loan origination platform CreditBench, originates government guaranteed loans on a nationwide basis, with a particular emphasis on SBA 7(a) loans. Government guaranteed loans are designed to assist small businesses in obtaining financing. CreditBench’s loan origination efforts are targeted to a broad range of industries and geographies, with a focus on building relationships with borrowers. This diversification is intended to mitigate the Bank’s credit risk. Deposit products are also marketed to borrowers, particularly those borrowers in the Bank's primary market area.
CreditBench originates loans through two distinct channels. One is its team of SBA lenders, known as the Core SBA Team. The other is for smaller loans that are processed through financial technology platforms, collectively known and branded as FlashCap. CreditBench’s Core SBA Team makes government guaranteed loans throughout the U.S., with a particular emphasis on business acquisition financing. Currently, the Core SBA Team is concentrated in the Tampa Bay area with an expanding national sales team. FlashCap employs an internal sales team and uses referral partners and financial technology companies to originate SBA loans nationwide. Underwriting, quality control, and technology are centralized and scalable for potential increases in loan volume. Late in the second quarter of 2022, the Company launched BOLT, an SBA 7(a) loan product designed to expeditiously provide working capital loans of $150 thousand or less to businesses throughout the country. CreditBench also originates USDA B&I loans for businesses located in qualifying areas.
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
In March of 2020, the Bank made the strategic decision to become an active PPP lender, using local marketing efforts and a nationwide, online application platform. The Bank used the Federal Reserve’s PPPLF to fund a significant portion of these loans. The Bank funded its last PPP loans in the third quarter of 2021. As of December 31, 2022, the Bank had $19.2 million of PPP loans remaining on the books.
The Bank manages its government guaranteed lending program through a staff experienced in business development, loan documentation and monitoring, and accounting. Emphasis is placed on proper loan documentation to ensure full guarantee performance in the event of payment defaults.
The revenue generated from CreditBench’s loan originations is primarily derived from three sources: interest income, loan servicing, and premiums from the sale of loans. The Bank may elect to hold the government guaranteed portion of a loan on its balance sheet to increase interest income. Alternatively, the Bank may sell that portion to realize a premium on the sale.
In addition, the Bank may also sell a portion of the unguaranteed balance of certain government guaranteed loans, depending on a loan’s terms, the offer price, its liquidity and capital positions, and the perceived credit risk.
Residential Mortgage Division
In the third quarter of 2022, management decided to discontinue its nationwide residential lending business. Prior to those decisions, the Residential Mortgage Division operated from the banking centers in the Tampa Bay area and loan production offices nationwide. As a result of the discontinuance, the nationwide residential line of business was reclassified as a discontinued operation and reported in the financial statements as such. The Bank continues to offer fixed and variable rate home mortgages for the purchase and refinance of residential properties through the community banking centers, as well as a loan production center.

The Bank sells most of the residential mortgage loans which are originated into the secondary market through a broker arrangement. The Bank also originates loans to be held in its loan portfolio. The portfolio loans are generally high quality, adjustable rate, non-conforming mortgages located in the primary service area where there is a greater opportunity to cross-sell other Bank products and services. The ability to fund such non-conforming loans provides the Bank a competitive advantage compared to non-bank mortgage lenders. In 2022, the Bank retained in its loan portfolio an increased volume of originated residential mortgage loans than in previous years.
The Bank’s residential mortgages are originated, processed, underwritten, and closed to secondary market standards or Bank policy. In connection with the origination of mortgage loans intended for sale, the Bank uses a broker to underwrite, close, and sell the loans. For loans held in its loan portfolio, the Bank underwrites and closes these loans in-house utilizing the brokers’ technology system. There are no free-standing derivatives associated with the current lending process.
The Bank engages a subservicer for residential mortgage loans that is currently servicing most portfolio residential mortgage loans.
Competition
All phases of the Bank’s operations are highly competitive. Many of the commercial banks and other competitors have assets, capital, lending limits, and name recognition that are materially larger than the Bank’s. The Bank competes with other financial service providers for loans and deposits. These competitors include:
•larger national, super-regional, and regional financial institutions that have well-established branches and significant market share in the communities the Bank serves;
•non-bank SBA lenders;
•finance companies, investment banking and brokerage firms, and insurance companies that offer bank-like products;
•credit unions, which can offer highly competitive rates on loans and deposits because they receive tax advantages not available to commercial banks;
•other community banks that compete with the Bank for clients desiring a high level of service; and
•technology-based financial institutions, including large national, super-regional, and regional banks offering online deposit, bill payment and mortgage loan application services.
Some of the non-traditional financial institution competitors are not subject to the same degree of regulatory oversight to which the Bank is subject.
Among the advantages that the larger competitors have over the Bank are their ability to finance wide-ranging marketing campaigns and to allocate their investment assets to products with the highest yields and demands. Several of the competitors offer certain services, such as trust departments, that the Bank does not offer. By virtue of their greater total capital, these financial service providers have substantially higher loan-to-one borrower limits than the Bank (loans-to-one borrower limits apply to an individual customer’s total extension of credit as a percentage of a bank’s total capital). These competitors may intensify their advertising and other marketing activities to counter any efforts by the Bank to attract new business.
To compete with the financial institutions in its primary service area, the Bank capitalizes upon the flexibility that its independent status allows, including making decisions locally. This includes solicitation of business, professional, and personal accounts through the personal efforts of the Bank’s directors and officers. The Bank believes that a locally-based bank is often perceived by the local business community as possessing a clearer understanding of local commerce and the needs of the community. Consequently, its customers expect that the Bank will be able to make prudent lending decisions quicker and with a better understanding of the market than larger competitors. The Bank focuses on the smaller commercial customer because this segment offers the greatest concentration of potential business and historically has tended to demonstrate a higher degree of loyalty in their banking relationships. The Bank can respond quickly to changes in the interest rates paid on time and savings deposits and charged on loans, and to charges imposed on depository accounts, so as to remain competitive in the marketplace. If there are customers whose loan demands exceed the Bank’s loan limits, the Bank can arrange for such loans on a participation basis with other financial institutions.
Various legislative actions in recent years have led to increased competition among financial institutions. With the enactment of various laws and regulations affecting interstate banking expansion, it is easier for financial institutions located outside of Florida to enter the Florida market, including the Bank’s target markets. In addition, recent legislative and regulatory changes and technological advances have enabled customers to conduct banking activities without regard to geographic barriers, through internet and telephone-based banking and similar services. There can be no assurance that the United States Congress, the Florida Legislature, or the applicable bank regulatory agencies will not enact legislation or promulgate regulations that may further increase competitive pressures on the Bank.
Lending Philosophy and Credit Risk Management
Historically, the Company believes they have made sound, high-quality loans while recognizing that lending involves a degree of risk. The Bank’s centralized credit approval process and loan policies are designed to assist management in managing this risk. The policies provide a general framework for loan origination, monitoring, and funding. The Bank’s loan approval process is characterized by centralized authority supported by a risk control environment that provides for prompt and thorough underwriting of loans. The loan approval process begins with obtaining detailed financial and other information from the Bank’s borrowers. The Bank also relies on its loan and executive officers’ in-depth knowledge of its markets and borrowers.
Regardless of the loan type or amount, no single individual has sole loan approval authority. The objective of the loan approval process is to provide a disciplined, consistent, predictable, and collaborative approach to larger credits, while maintaining responsiveness to client needs. Commercial loan decisions are documented as to the borrower’s business, loan purpose, the evaluation of the repayment source and associated risks, the evaluation of collateral, loan covenants, loan monitoring requirements, and the risk rating rationale. The Bank’s strategy for approving loans is to follow conservative loan policies and consistent underwriting practices which include:
•    Granting credit on a sound basis with full knowledge of the purpose and source of repayment for such credit;
•    Ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan;
•    Requiring documentation, including appraisals or valuations, sufficient to enable informed underwriting;
•    Developing and adhering to desired levels of diversification for the loan portfolio as a whole and for loans within each category; and
•    Ensuring that each loan is properly documented and that any insurance coverage requirements are satisfied.
The loan policies generally include other underwriting guidelines for loans collateralized by real estate. These underwriting standards are designed to determine the maximum loan amount that a borrower has the capacity to repay based, in part, upon the borrower’s cash flow and income. The loan policies include maximum amortization schedules and loan terms for each category of loans. In addition, the loan policies provide guidelines for personal guarantees, appraisals and valuations, loan-to-value ratios, environmental review, loans to employees, executive officers and directors, problem loan identification, maintenance of an adequate loan loss reserve, and other matters relating to lending practices.
The Community Banking Centers originate residential mortgage, consumer and commercial loans. The Bank utilizes a broker arrangement to originate residential mortgage loans to be sold in the secondary market. These residential mortgage loans are underwritten to meet secondary market standards so that loans can be sold into the secondary market. Some residential mortgage loans are held for its portfolio. Portfolio loans are primarily underwritten by the Bank on the borrowers’ financial strength and cash flow, with conservative loan-to-value requirements. Consumer loans include loans to individuals for automobiles, boats, and other major consumer personal, family, or household purposes. They are underwritten on the credit quality of the individual borrower and may be secured or unsecured. Commercial lending products include a wide variety of credit facilities, such as owner occupied and non-owner occupied commercial real estate, multifamily real estate, construction, land acquisition, and commercial and industrial loans. In general, the Bank’s commercial lending strategy focuses on the financial strength and successful track record of commercial loan applicants more than the project or type of property that would serve as collateral for a loan. These loans are underwritten by an independent in-house Credit Underwriting Department in accordance with its credit policy.
CreditBench primarily originates loans through the SBA 7(a) program, and, to a lesser extent, through the USDA’s B&I program. Occasionally, CreditBench originates loans through the SBA’s 504 loan program, the International Trade Loan program, and the SBA Express Loan program. CreditBench originates two distinct types of loans: complex loans and non-complex loans. The non-complex loans are originated pursuant to the SBA 7(a) Small Loan Program up to $350,000 and are underwritten through a streamlined underwriting and packaging process. Although the SBA 7(a) Small Loan Program permits broader underwriting and loan purpose parameters, non-complex CreditBench loans are limited to those underwritten via historical cash flow and exclude start-up and business acquisition financing. Within the FlashCap program, we offer BOLT loans up to $150,000 for working capital purposes. BOLT loans are guaranteed up to 85% by the SBA and primarily underwritten based upon predictive scores and character analysis of the business and its principals. All CreditBench loans regardless of size which require projection-based underwriting or have other complex characteristics, such as business acquisition financing, are underwritten subject to SBA or USDA B&I guidelines and contain a thorough underwriting analysis based on the credit quality of any guarantor as well as the historical and projected debt service coverage.
Risk Management
The Company believes that effective risk management and control processes are critical to safety and soundness of the Bank, the ability to predict and manage the challenges that they face, and, ultimately, the long-term corporate success. Risk management refers to the activities by which the Company identifies, measures, monitors, evaluates, and manages the risks they face in the course of banking activities. These risks include liquidity, interest rate, credit, operational, compliance, regulatory, strategic, financial, and reputational risk exposures. The Board of Directors, both directly and through their committees, are responsible for overseeing the risk management processes, including quarterly enterprise risk management assessments and annual assessments in the following areas: (i) cyber; (ii) BSA/anti-money laundering; and (iii) third-party risk, with each of the committees of the Board of Directors assuming a different and important role in overseeing the management of the risks.
The Audit and Risk Management Committees of the Board of Directors are responsible for overseeing risks associated with financial matters (particularly financial reporting, accounting practices and policies, disclosure controls and procedures, and internal control over financial reporting) as well as other enterprise risks. The Compensation Committee of the Board of Directors has primary responsibility for risks and exposures associated with the compensation policies, plans, and practices regarding both executive compensation, Board compensation, and the compensation structure generally. The Compensation Committee, in conjunction with the Chief Executive Officer and other members of the management team, as appropriate, reviews the incentive compensation arrangements to ensure these programs are consistent with applicable laws and regulations, including safety and soundness requirements, and do not encourage imprudent or excessive risk-taking by the employees. The Nominating Committee of the Board of Directors oversees risks associated with the independence of the Board of Directors and potential conflicts of interest.
The senior management team is responsible for implementing the risk management processes by assessing and managing the risks they face, including strategic, operational, regulatory, investment, and execution risks, on a day-to-day basis, and reporting to the Board of Directors regarding the risk management processes. The senior management team is also responsible for creating and recommending to the Board of Directors for approval of appropriate risk appetite metrics reflecting the aggregate levels and types of risk they are willing to accept in connection with the operation of the business and pursuit of the business objectives.
The role of the Board of Directors in the Company’s risk oversight is consistent with the leadership structure, with the Chief Executive Officer and the other members of senior management having responsibility for assessing and managing the risk exposure, and the Board of Directors and their committees providing oversight in connection with those efforts. The Company believes this division of risk management responsibilities presents a consistent, systemic, and effective approach for identifying, managing, and mitigating risks throughout the Company’s operations.
Information Technology Systems
The Company has made, and continues to make, significant investments in its information technology systems and staff to support banking activities. The Company believes this investment will support continued growth and enable them to enhance the capabilities to offer new products, improve overall customer experience, improve profitability through efficiencies, maintain and improve cybersecurity, and provide scalability for future growth. The Company utilizes nationally recognized software vendors and their cloud/hosted models, which allow them to outsource the processing of data. The Company’s internal network and e-mail systems are administered by a managed service provider specializing in financial institutions, and they maintain production infrastructure in a data center facility near Tampa, Florida. This site provides for power and connectivity redundancy, and they maintain a disaster recovery program, including a cloud-based recovery environment.
The majority of the other systems, including electronic funds transfer, transaction processing, and online banking services are hosted by third-party service providers. The scalability of this infrastructure will support the Bank’s growth strategy. In addition, the tested capability of these vendors to automatically switch over to standby systems should allow the Bank to recover the systems and provide business continuity quickly in case of a disaster.
Privacy, Data Protection and Cybersecurity
The regulatory framework for data privacy and cybersecurity is rapidly evolving. Current federal law requires financial institutions to periodically disclose their privacy policies and practices related to sharing client information. Such laws allow consumer clients to opt out of having their information shared with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact the ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact clients with marketing offers. Current federal law also requires financial institutions to implement a comprehensive information security program. Such programs must include administrative, procedural, and physical safeguards to ensure the security and confidentiality of client records and personal information. These security and privacy policies and procedures are in effect across the Bank.
Federal banking agencies pay close attention to the cybersecurity practices of banks. Such agencies include a review of an institution’s information technology program and its ability to prevent cyberattacks. The FFIEC released its Architecture, Infrastructure, and Operations (AIO) Booklet in June 2021. The AIO Booklet calls for a layered security approach that incorporates administrative, procedural, and physical controls to include employee, vendor, and client awareness training. The Bank’s cybersecurity and information security practices incorporate preventative, detective, corrective, compensatory, and deterrent controls. Failing to have adequate cybersecurity safeguards in place, in accordance with AIO and other applicable regulations and laws, can result in supervisory criticism, monetary penalties and reputational harm.
In November 2021, the Federal Reserve, OCC, and FDIC adopted a new regulation for computer-security incident notification requirements for banking organizations and their bank service providers. Among other things, this regulation requires a bank to notify its primary federal regulator within 36 hours after identifying a "computer-security incident" that the bank believes in good faith could: (i) materially disrupt or degrade its business or operations in a manner that would threaten the viability of its operations and result in clients being unable to access their deposit and other accounts; (ii) result in a material loss of revenue, earnings or franchise value; or (iii) pose a threat to the financial stability of the United States.
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
Human Capital
Since opening in 1999, BayFirst has grown significantly without losing sight of its commitment to making an impact in the communities served and being Here for What’s Next® in the lives of the Company’s customers, communities, employees, and investors. As of December 31, 2022, BayFirst had 292 employees (289 full-time and 3 part-time) and recognizes that they are its greatest asset. Providing a work environment that is inclusive, transparent, and comfortable for all is foundational to the Bank’s core beliefs. The Company is an organization that values open communication and collaboration in a professional and challenging, yet informal atmosphere.
Total Rewards
The Bank’s industry-leading compensation and benefits package helps attract and retain top talent throughout the U.S. and demonstrates its belief that engaged and satisfied employees directly correlate to engaged and satisfied customers, generating long-term value for the Company’s stakeholders.
The Bank’s goal is to provide the most competitive compensation and benefit plans possible. In 2021, BayFirst established a living minimum wage of $18 per hour. The Bank has a generous 401(k) plan, plus a discretionary profit-sharing contributions to its Employee Stock Ownership Plan. All employees are shareholders through their participation in the ESOP. Additionally, employees have the opportunity to grow their ownership through a discounted non-qualified Employee Stock Purchase Plan.
BayFirst offers a wide range of health and welfare plans designed to fit its diverse population. The Bank provides 100% employer-paid premiums for medical, dental, vision, disability, and life insurance for the employee. The Bank offers an employee wellness program designed to support the whole employee which encompasses physical, mental, social, and financial wellness.
BayFirst provides both paid maternity and paternity leave through the parental leave program. In addition, the Banks’ no-cost, short-term disability policy is administered in-house and provides up to 12 weeks of medical leave at 100% pay. The Bank recognizes the burdensome expense of dependent care and provides a company match to employees’ dependent care FSA accounts. The Bank provides paid volunteer time off to all employees building engagement and pride in the organization while encouraging teams to give back to their communities.
Training and Development
As part of the commitment to being a top employer in the industry and the premier community bank of Tampa Bay, BayFirst offers a growing internal Learning and Development Center where employees not only learn compliance and regulation, but also have the opportunity to strengthen core competencies for career growth and personal development.
The Bank offers both a tuition reimbursement and student loan assistance program to all eligible employees. The Bank offers these programs to nurture the professional development of the Bank’s colleagues and ease the financial burden associated with continuing education.
Social Governance: Diversity, Equity, and Inclusion
The Bank’s cultural foundation of being current and comfortable for all drives the Diversity, Equity, and Inclusion committee’s efforts throughout the entire organization. The diversity enhances its workforce, expands the markets and fosters a culture of belonging for its employees, customers and communities in which the Bank serves.
As of December 31, 2022, the Bank’s employee base was comprised of individuals from all walks of life, genders, ethnicities, races, ages and differing economic and social backgrounds. Females represented 62% of the Company’s employee base while minorities represented 32% of its population. The officer base was 47% female and 23% minority.
BayFirst has an active Diversity, Equity, and Inclusion council with a purpose of ensuring BayFirst reflects the values, respects the viewpoints, and acknowledges the differences of not only the community members it serves, but also the people it employs. Through its focus on these three core components, the Council seeks to build an environment where everyone belongs, everyone is heard, everyone is aware of what’s next, and everyone is given the opportunity to succeed. The Council actively advocates for the ongoing implementation and evaluation of internal and external programs, initiatives, and procedures to ensure the bank remains forward-thinking and aligned with the ever-evolving societal landscape. Through its focus on diversity, equity, and inclusion, the Council works to fulfill its obligation to be the voice for all associated with BayFirst.
Employee Engagement
The Bank believes employee engagement is what sets the Bank apart from the competition. The Bank endeavors to recruit and retain some of the best and brightest talent across the U.S. When highly talented, skilled and driven individuals join the organization, they bring with them some of the best ideas, strategies, procedures and thoughts.
BayFirst understands that harnessing this level of engagement is critical to its success and has developed several channels to do so. The Bank’s Bright Ideas Submission Portal allows any employee to submit their ideas for improvement or change of policies, procedures, benefits or any other item they believe will improve the organization. To ensure employees understand the commitment of listening to feedback, each Bright Idea submission is reviewed by the CEO.
The CEO also hosts a quarterly CEO’s Council where individuals from across the organization spend the day with the CEO and executive team, providing feedback and input on improvement opportunities. The Bank also completes periodic Officer’s Surveys where each officer is asked to provide feedback on specific areas of the organization and its strategy.
One of the greatest engagement and communication tools is the “What’s Next” call where ALL employees are invited to a weekly video conference where ideas are exchanged, updates are provided, and business and individual recognitions are communicated.
The Bank’s efforts were recognized through an anonymous employee survey which ranked BayFirst in the top 15 of the 2022 Best Places to Work in Tampa Bay.

Environmental, Social, and Governance Policy
In 2021, BayFirst advanced its ESG initiatives by forming a Board of Directors’ level committee and developing a policy and policy statement. As a progressive institution, BayFirst is committed to the highest standards in all aspects of its operations. As both a Tampa Bay community bank and a nationwide lender, the Company believes it is their responsibility to take an important role in advancing the values they hold, including being an exemplary corporate citizen, providing fair and equitable access to the banking system, engaging with the communities, addressing climate change, providing full disclosure and transparency, providing a safe and secure banking experience, and offering the team the best possible workplace and opportunity for advancement. The main pillars of BayFirst’s ESG policy include 1) Fair and Equitable Access to Banking Services, 2) Environmental Sustainability, 3) Community Engagement, 4) Employee/Workforce Management and Well Being, and 5) Governance, Data Security, and Business Ethics.
Supervision and Regulation
General
As a bank holding company, the Company is subject to an extensive body of state and federal banking laws and regulations that impose specific requirements and restrictions on virtually all aspects of the Company’s operations. The Company is affected by government monetary policy and by regulatory measures affecting the banking industry in general.
The following is a summary of some of the statutes, rules, and regulations that affect the operations. This summary is qualified in its entirety by reference to the particular statutory and regulatory provision referred to below, and is not intended to be an exhaustive description of the applicable statutes or regulations. Any change in applicable laws or regulations may have a material adverse effect on the business.
BayFirst Financial Corp.
BayFirst is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. As such, the Company is required to file annual reports and other information with the Federal Reserve regarding the Company’s business operations and those of the subsidiary. The Company is also subject to the supervision of, and to periodic inspections by, the Federal Reserve.
The BHCA generally requires every bank holding company to obtain approval from the Federal Reserve before:
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
Additionally, the BHCA provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below. As a result of the USA Patriot Act, the Federal Reserve is also required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions.
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
In accordance with Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve’s policy, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve policy, it might not be deemed advisable to provide such assistance. Under the BHCA, the Federal Reserve may also require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. A bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.
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
National Banks
National Banks are subject to regulation, periodic examination, enforcement authority and oversight by the OCC extending to all aspects of the bank’s operations. OCC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters. Deposits are insured by the FDIC for a maximum of $250,000 per account ownership. For this protection, banks must pay a quarterly statutory assessment and comply with the rules and regulations of the FDIC. The assessment levied on a bank for deposit insurance varies, depending on the capital position of each bank, and other supervisory factors.
The FDIA provides that, in the event of the “liquidation or other resolution” of a bank, the claims of depositors of the bank, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the bank. If a bank fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors.
Areas regulated and monitored by the bank regulatory authorities include but are not limited to requirements concerning security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, establishment of branches, corporate reorganizations, transactions with affiliates, maintenance of books and records, and adequacy of staff training to carry out safe lending and deposit gathering practices.

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
Capital Adequacy Requirements
Banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. Until a bank holding company reaches $3 billion in assets, the risk-based capital and leverage guidelines issued by the Federal Reserve are applied to bank holding companies on a nonconsolidated basis, unless the bank holding company is engaged in nonbank activities involving significant leverage, or it has a significant amount of outstanding debt held by the general public. Instead, a bank holding company with less than $3 billion generally applies the risk-based capital and leverage capital guidelines on a bank only basis and must only meet a debt-to-equity ratio at the holding company level. The Federal Reserve risk-based capital guidelines apply directly to insured state banks, regardless of whether they are subsidiaries of a bank holding company. Both agencies’ requirements, which are substantially similar, establish minimum capital ratios in relation to assets, both on an aggregate basis as adjusted for credit risks and off-balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, risk weights from 0% to 250% are applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Capital is then classified into three categories, Common Equity Tier 1, Additional Tier 1, and Tier 2. CET1 Capital is the sum of common stock instruments and related surplus net of treasury stock, retained earnings, AOCI and qualifying minority interests, less applicable regulatory adjustments and deductions that include AOCI (if an irrevocable option to neutralize AOCI is exercised). Mortgage-servicing assets, deferred tax assets, and investments in financial institutions are limited to an aggregate of 15% of CET1 and 10% of CET1 individually. Additional Tier 1 Capital includes noncumulative perpetual preferred stock, Tier 1 minority interests, grandfathered trust preferred securities, and Troubled Asset Relief Program instruments, less applicable regulatory adjustments and deductions. Tier 2 Capital includes subordinated debt and preferred stock not included in Additional Tier 1 Capital, total capital minority interests not included in Tier 1, and ALLL not exceeding 1.25% percent of risk-weighted assets, less applicable regulatory adjustments and deductions.

Smaller banks are subject to the following capital level threshold requirements:

Capital Category	Threshold Ratios
	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	CET1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10.00%	8%	6.5%	5%
Adequately capitalized	8%	6%	4.5%	4%
Undercapitalized	< 8%	< 6%	< 4.5%	< 4%
Significantly undercapitalized	< 6%	< 4%	< 3%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets ≤ 2%
.
Community banks are subject to the following minimum capital requirements.

Minimum CET1 ratio	4.5%
Capital conservation buffer	2.5%
Minimum tier 1 capital	6.0%
Minimum total capital	8.0%
Federal banking regulators have adopted regulations revising the risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on its financial condition and is inherent to the business of banking. Under the regulations, when evaluating a bank’s capital adequacy, the revised capital standards now explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank’s economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts.
Federal bank regulatory agencies possess broad powers to take prompt corrective action as deemed appropriate for an insured depository institution and its holding company, based on the institution’s capital levels. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Generally, as an institution is deemed to be less well capitalized, the scope and severity of the agencies’ powers increase, ultimately permitting the agency to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and can engage in various expansion activities with prior notice, rather than prior regulatory approval. However, rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change the capital position of the bank in a relatively short period of time. Failure to meet these capital requirements could subject the bank to prompt corrective action provisions of the FDIA, which may include filing with the appropriate bank regulatory authorities a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, the Company would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless the Company could demonstrate a reasonable plan to meet the capital requirement within an acceptable period of time.
In 2019, the Federal banking regulatory agencies adopted a rule to simplify the methodology for measuring capital adequacy for smaller, uncomplicated banks. The CBLR is calculated as the ratio of tangible equity capital divided by average total consolidated assets. CBLR tangible equity is defined as total equity capital, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carryforwards, goodwill, and other intangible assets (other than mortgage servicing assets). Under the rule, a qualifying organization may elect to use the CBLR framework if its CBLR is greater than 9%.
Branching
National banks and state banks can establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.

Deposit Insurance Assessments
The deposits of a bank are insured by the FDIC up to the limits under applicable law, which currently is set at $250,000 for accounts under the same ownership. Banks are subject to deposit insurance premium assessments. The FDIC imposes a risk-based deposit premium assessment system. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. The FDIC has published guidelines on the adjustment of assessment rates for certain institutions. The assessment base on which a bank’s deposit insurance premiums is paid to the FDIC is now calculated based on its average consolidated total assets less its average equity. Congressional bills and other proposals could result in additional significant changes to the financial services and banking system, including, but not limited to, provisions for limitations on deposit insurance coverage or changing the timing and method financial institutions use to pay for deposit insurance. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business or change the Corporation’s competitive landscape. Whether any future legislation will be enacted or additional regulations will be adopted, and how they might impact the Company, cannot be determined at this time.
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
Dividends
BayFirst’s ability to pay cash dividends may depend almost entirely upon the aggregate amount of dividends that the Bank is able to pay and that the Bank is permitted to pay, by statutes or regulations, to the Company. Additionally, the FBCA provides that the Company may only pay dividends if the dividend payment would not render BayFirst insolvent, or cause BayFirst to be unable to meet obligations as they come due. These provisions could have the effect of limiting the ability to pay dividends.
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
Bank operations are also subject to the:
•Gramm-Leach-Bliley Act of 1999, which contains privacy provisions that requires the Bank to maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to the customers, and allow customers to “opt out” of having their financial service providers disclose their confidential financial information to nonaffiliated third parties, subject to certain exceptions;
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
The U.S. Treasury, in cooperation with the federal banking agencies, the SEC, the Commodity Futures Trading Commission, and the Department of Justice:
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act has had a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act established a framework of authority to conduct systemic risk oversight within the financial system to be distributed among federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the OCC, and the FDIC. The following items provide a brief description of certain key provisions of the Dodd-Frank Act that affect banks:
•Limitation on debit card transaction fees. The amount a provider can charge for debit card transaction fees, commonly referred to as interchange fees, is now limited to $0.21 plus 0.05% of the price of the transaction (plus $0.01, if the provider has certain fraud prevention standards in place).
•Mortgage loan origination and risk retention. Additional regulatory requirements have been put in place that may affect the operations and result in increased compliance costs. For example, new standards have been created for mortgage loan originations on all lenders, including banks and thrifts, in an effort to require steps to verify a borrower’s ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. These applicable rules generally require a sponsor of this type of transaction to retain an economic interest equal to at least 5% percent of the aggregate credit risk of the assets collateralizing an issuance.
•Expanded FDIC resolution authority. While insured depository institutions have long been subject to the FDIC’s resolution process, the Dodd-Frank Act created a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank and thrift holding companies and systemically significant nonbank financial companies.
•Consumer Financial Protection Bureau. An independent CFPB was created within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers.
•Transactions with affiliates and insiders. The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions.”
•Enhanced lending limits. The Dodd-Frank Act strengthened the limits on a depository institution’s credit exposure to one borrower.
Future Legislation
Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. The latest example was the passing of the Dodd-Frank Act. Future legislation regarding financial institutions may change banking statutes and the operating environment of the Company in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company. The nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.
Available Information
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.bayfirstfinancial.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. These documents are also available on the SEC’s website at www.sec.gov.
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
•Possible loan defaults, devaluation of collateral, adverse political, environmental, or economic events, and competition;
•Interest rates and available sources of liquidity;
•Our ability to raise capital and the effects of doing so on our shareholders;
•The potential that we are subject to fraud, incorrect judgments, or other bad acts of third parties;
•Laws, regulations, rules, and standards to which we are subject and the government agencies with which we interact;
•Recruitment, retention, development, performance, and potential bad acts of our key executives and other employees, as well as transactions with them and our directors;
•Dividend and other restrictions placed on us by our outstanding preferred stock, restrictions that may be imposed by future issuances of preferred stock, and our pledging of the stock in the Bank to secure a loan;
•Rapidly developing technology;
•Estimates used in certain valuations, including our loan loss reserve; and
•Features of our stock, such as liquidity, dilution, the lack of preemptive rights, our SEC reporting status, and the concentration of ownership among our insiders.
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
At December 31, 2022, our one-year interest rate sensitivity position was asset sensitive, such that a gradual increase in interest rates during the next twelve months would have a positive impact on our net interest income. Our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and changes in the relationships between long-term and short-term market interest rates. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining; or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising. In addition, the mix of assets and liabilities could change as varying levels of market interest rates might present our customer base with more attractive options.
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
Our strategy historically has been, and may continue to be, to sell both the guaranteed balances of SBA and other government guaranteed loans, as well as a percentage of the unguaranteed portions of such loans, within legally allowable limits. A material portion of our net income and profitability depended, and may continue to depend, on gains on sales of the guaranteed portions of the government guaranteed loans that we originate. We also from time to time pursue the sales of unguaranteed portions of such loans, which provide us with additional liquidity and capital capacity to permit us to make additional loans when needed. Our ability to sell both the guaranteed and unguaranteed portions of these loans is dependent upon our ability to identify purchasers with the demand and capacity to buy them, the attractiveness of the loans, our underwriting quality, and other factors. Our ability to continue to make new loans and hold them in our loan portfolio will be limited by our current capital and liquidity positions. To the extent we retain the unguaranteed portion of these loans in our portfolio, we may be required to make significant provisions to our ACL. The Bank adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments effective January 1, 2023. This standard requires financial institutions to determine periodic estimates of lifetime expected credit losses on financial instruments and other commitments to extend credit. This changed the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses.
Our loan origination processes present heightened opportunities for borrower or referral fraud.
The loans we originate through our technology partners and referral sources are obtained primarily through an online application process. We do not generally meet with the borrowers in person. Our referral sources also are involved in assisting the borrowers with completing their loan applications. Therefore, it is difficult for us to definitively ascertain or confirm a borrower’s identity, structure, creditworthiness, or veracity in completing the loan application process. If a borrower or a referral source intentionally, or unintentionally, provides us with incorrect information that we rely on in underwriting a loan, we could be subject to increased credit risk for that loan. Such increased risk could result in increased loan losses or heightened provisions to our ACL, either of which would adversely affect our credit quality and net income. We may also become subject to heightened regulatory scrutiny for making loans to such borrowers and may be required to dedicate time and other resources to addressing regulatory concerns.
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
We rely heavily on technology partners and other referral sources in our SBA loan origination process.
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
Our branch network and SBA lending operations are expanding at a rapid pace. As a result, we may not be able to provide comprehensive or timely training to staff.
We may also not develop appropriate operational protocols as we expand our products and services. If we fail to do so, our employees may not have a set of standards and expectations pursuant to which they perform their assigned duties. If we are not able to fully and promptly provide training to our employees, or develop appropriate protocols, our employees may be susceptible to mistakes, fail to recognize fraud or other weaknesses in our operations, or fail to recognize or mitigate other risks.
The COVID-19 pandemic has disrupted economic conditions, the financial and labor markets and workplace operating environments and the effects of such disruptions will depend on future developments, which are highly uncertain and are difficult to predict.
While COVID-19 pandemic conditions have improved, past and potential future government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment. As a result, lingering economic uncertainty and reduced economic activity remains. In addition, new virus strains could adversely impact our borrowers’, customers’, and business partners’ workforces and operations. As a result, we may experience losses due to operational factors impacting us or our borrowers, employees, customers, or business partners.
The effects of the COVID-19 pandemic have varied significantly by region, and the extent of the effects of the pandemic on the U.S. and global economies, labor markets and financial markets are likely to continue to change. Future developments will be highly uncertain and cannot be predicted, including the effectiveness of post-pandemic remote working arrangements, third party providers’ abilities to continue to support our operations, and any further actions taken by governmental authorities and other third parties. Accordingly, the pandemic and related dynamics could continue to materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels. Further, there are no comparable recent events to provide guidance as to the effect a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change.
Changes in economic and political conditions could adversely affect our earnings through declines in deposits, loan demand, the ability of our customers to repay loans and the value of the collateral securing our loans.
Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans. Recent political developments in Russia and Ukraine may result in substantial changes in economic and political conditions for the U.S. and the remainder of the world. Disruptions in U.S. and global financial markets, and changes in oil production and supply in the Middle East and Russia, also affect the economy and stock prices in the U.S., which can affect our earnings, capital, as well as the ability of our customers to repay loans.
A shutdown of the Federal government would likely result in us being temporarily unable to make SBA and other government guaranteed loans.
If the Federal government experiences a shutdown, it is likely that the SBA, and other agencies which guaranty some of the loans we make, will be unable to process those loans. As a result, our ability to make those loans would be delayed. During such a delay, it is possible that prospective borrowers could obtain financing from other sources or elect not to borrow. Any delay in closing these types of loans, or losing the opportunity to make them, could result in decreased fee and interest income and adversely affect our financial performance.
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
We rely on client deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to retain and grow our core deposit base. Our retention and acquisition of customer deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, client perceptions of our financial health and general reputation, or a loss of confidence by clients in us or the banking sector generally. Such factors could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current client deposits or attract additional deposits. Additionally, any such loss of funds could result in lower loan originations or the need to sell investment securities at a loss, which could have a material adverse effect on our business, financial condition and results of operations.
Unrealized losses in the Bank’s investment portfolio could affect liquidity.
As market interest rates increased during 2022, the unrealized losses on the Bank’s investment portfolio also increased. The increase in unrealized losses is reflected in Accumulated Other Comprehensive Income (“AOCI”) on the balance sheet and reduces book capital, and therefore, the tangible common equity ratio. Unrealized losses do not affect regulatory capital ratios.
The Bank’s access to liquidity sources could be affected by unrealized losses if investments must be sold at a loss, tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses, the FHLB or other sources reduce capacity or bank regulators impose restrictions on the Bank such as a limit on interest rates it may pay on deposits or its ability to access brokered deposits.
We have expanded into new markets with which we have less familiarity with than our historic markets.
We intend to continue to expand the geographic scope of our SBA and USDA loan origination efforts when we identify attractive opportunities. Our senior management and Board of Directors have less familiarity with these markets than they do with our Florida markets. We are dependent on the expertise and actions of the bankers we have hired to be successful in these markets.
We are dependent on our management team and any of their departure, or subsequent employment with a competitor could adversely affect our operations.
Our growth and development are particularly dependent upon the personal efforts and abilities of our executive officers and other qualified personnel. The loss or unavailability of such officers or employees could have a material adverse effect on our operations and prospects. Such adverse effect may be magnified if any such officer or employee were to become employed with a competitor of ours. In early 2023, our Chief Executive Officer Anthony Leo announced his retirement effective at the end of the year. Our Boards have selected current Bank President Thomas Zernick to become Chief

Executive Officer of the Company. If this transition is not effective or if we encounter problems in implementing it, our performance may suffer.
We have pledged the outstanding shares of the Bank to secure a loan, and if we cannot repay the loan when due, the lender may foreclose on the loan and take ownership of the Bank.
We have pledged 100% of the outstanding shares of the Bank’s capital stock to secure a term loan with another financial institution with a balance of $2.8 million as of December 31, 2022. If we do not have cash available at BayFirst or we are unable to fund dividends from the Bank to BayFirst, we may not be able to make principal or interest payments due on the loan. If we cannot repay or refinance the loan on or prior to maturity, the lender may foreclose on the pledged stock and take ownership of the Bank. In which case, we may not have any source of revenue and it would be unlikely that we would continue to operate. The loan currently matures on March 10, 2029.
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
There is no assurance that our computer systems and other technologies will provide absolute security. In the case of a failure or breach of such systems, their functionality may be disabled. In addition, the confidentiality and integrity of our and our clients’ information may be compromised. Further, to access our products and services, our clients may use computers and mobile devices that are beyond our security systems. Our clients’ or our websites or systems may be subject to attacks intended to obtain unauthorized access to confidential information, destroy data, or disable or sabotage services, often through the introduction of computer viruses or malware, cyberattacks, and other means.
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
We may be required to make increases in our loan loss reserve and to charge off loans in the future, which could adversely affect our results of operations.
The determination of the appropriate level of the loan loss reserve involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks, which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors within and outside of our control, may require an increase in the loan loss reserve. In addition, our regulators periodically review our loan loss reserve and may request an increase in the provision for loan losses or the recognition of loan charge-offs, based on judgments different than those of management. Furthermore, the Financial Accounting Standards Board has issued a current expected credit loss rule, which will change our accounting for losses by requiring us to record, at the time of origination, credit losses expected throughout the life of loans, held-to-maturity investment securities, and certain other assets and off-balance sheet credit exposures as opposed to the current practice of recording losses when it is probable that a loss event has occurred. We implemented this new standard on January 1, 2023 and we will recognize a one-time adjustment to the allowance. We have not yet determined the magnitude of such adjustment or the overall impact on financial results but expect it to be between $3 million and $5 million. Also, if charge-offs in future periods exceed the allowance, we will need additional provisions to increase the allowance, which would result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.
If real estate values in our markets decline, we could experience losses upon foreclosure of the loan or sale of the real estate.
A material portion of our loan portfolio consists of mortgages secured by real estate located in Pinellas, Pasco, Hillsborough, Manatee, and Sarasota Counties, Florida. Real estate values in our market may decline due to changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. If real estate values decline in our market, the value of the real estate collateral securing our loans will likely be reduced. Any reduction in the value of the collateral securing our loans could reduce the amount of money we could realize on the sale of any collateral and thereby adversely affect our financial performance.
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
Further, concerns over the long-term impacts of climate change have led and may continue to lead to governmental efforts around the world to mitigate those impacts. Investors, consumers, and businesses also may change their behavior on their own as a result of these concerns. The State of Florida could be disproportionately impacted by long-term climate changes. We and our customers may face cost increases, asset value reductions, and changes in supply or demand for products and services resulting from new laws, regulations, and changing consumer and investor preferences regarding responses to climate change.
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
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may fluctuate over relatively short periods of time, especially in times of heightened economic uncertainty, this estimate might not accurately describe the net value of the collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, we rely on appraisals and other valuations to establish the value of foreclosed real estate and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our foreclosed upon real estate, and our loan loss reserve may not accurately reflect loan impairments. Inaccurate valuations of properties could materially adversely affect our business, results of operations and financial condition.
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
We may consider and enter into new lines of business or offer new products or services. We may acquire all or parts of other institutions and we may engage in additional de novo branch expansion. Expansion involves a number of risks, including the costs associated with identifying and evaluating potential acquisitions and merger partners, inaccurate estimates and judgments regarding credit, operations, management and market risks of the target institution, our ability to finance expansion, possible dilution to our existing shareholders, the diversion of our management’s attention to the negotiation of a transaction, the integration of the operations and personnel of combining businesses, and the possibility of unknown or contingent liabilities.
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
We are subject to extensive federal government supervision and regulations that impose substantial limitations with respect to lending activities, purchases of investment securities, the payment of dividends, and many other aspects of our business. Many of these regulations are intended to protect depositors, the public, and the FDIC, but not our shareholders. The banking industry is heavily regulated. We are subject to examinations, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain activities. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies. Federal economic and monetary policy may also affect our ability to attract deposits, make loans, and achieve our planned operating results. New laws and regulations may increase costs of regulatory compliance. Further, additional legislation and regulations that could significantly affect our power and authority, and operations may be enacted or adopted in the future which could have a material adverse effect on our financial condition and results of operations.
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
Significant or prolonged inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and executive and other employee compensation expense, and negatively impacting the demand for banking products and services. Additionally, inflation may lead to a decrease in client purchasing power and negatively affect the need or demand for loans or deposit accounts. If significant inflation continues, our business could also be negatively affected by, among other things, increased loan default and losses. If we experience such effects of inflation, our results of operations could suffer.
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
Additionally, investors and shareholder advocates are increasing their emphasis on how corporations address ESG issues in their business strategies.
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
Our common stock is quoted and traded on Nasdaq under the symbol “BAFN.” However, this listing has not yet resulted in a substantially liquid market for our common stock. We cannot be certain if or when such a market may develop. Accordingly, investors should consider the potential illiquid and long-term nature of an investment in our common stock. You may, therefore, be required to bear the risks of this investment for an indefinite period of time.
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
As of December 31, 2022, BayFirst’s directors and named executive officers as a group owned approximately 14.98% of our outstanding common stock. In addition, the directors and named executive officers have stock options to acquire shares of common stock, which, if fully exercised within sixty days of December 31, 2022, would have resulted in them owning approximately 19.41% of our outstanding common stock. Our directors and executive officers are expected to exert a significant influence on the election of Board members and on the direction of the Company. This influence could negatively affect the price of our shares or be inconsistent with other shareholders’ desires.
We have outstanding preferred stock and our Board may authorize the issuance of additional series of preferred stock.
We have 1,000,000 shares of authorized preferred stock, no par value. Of those, 10,000 shares have been designated as Series A Preferred Stock, of which 6,395 shares were outstanding as of December 31, 2022, with a $1,000 liquidation preference and a 9% (subject to increase to 11% if we have not redeemed the shares by the tenth anniversary of their issuance in 2019) per annum quarterly dividend. We also have 20,000 authorized shares of Series B Convertible Preferred Stock, of which 3,210 shares were outstanding as of December 31, 2022, with a $1,000 liquidation preference and an 8% per annum dividend (subject to increase to 9% if we have not redeemed the shares by the tenth anniversary of their issuance in 2020 and 2021), which is otherwise on a parity with our Series A Preferred Stock as to priority of dividends and liquidation preference. Additionally, our Articles of Incorporation provide that our Board of Directors may authorize additional series of preferred stock without shareholder approval. Accordingly, the issuance of new shares of preferred stock may adversely affect the rights of the holders of shares of our common stock.
BayFirst has outstanding debt and either BayFirst or the Bank may incur additional debt.
BayFirst has outstanding debt and either BayFirst or the Bank may incur additional debt. At December 31, 2022, BayFirst had a $2.84 million term loan and $5.99 million in subordinated debt. BayFirst’s obligation to make payments on its debt will reduce the amount of cash available to BayFirst to pay dividends on its common stock. Either or both of BayFirst or the Bank may issue additional debt. Payments due on such debt will further reduce the amount of money available to BayFirst to pay dividends on its common stock.
We are restricted by law and government policy in our ability to pay dividends to our shareholders.
Holders of shares of our capital stock are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have recently declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Furthermore, the terms of our subordinated debt and the preferred stock will prohibit us from declaring or paying any dividends on any junior series of our capital stock, including our common stock, or from repurchasing, redeeming or acquiring such junior stock, unless we have declared and paid full dividends on our outstanding preferred stock for the most recently completed dividend period. The holders of our outstanding Series A Preferred Stock are entitled to receive quarterly cash dividends at 9% per annum (subject to increase to 11% if we have not redeemed the shares by the tenth anniversary of their issuance in 2019) and the holders of our Series B Convertible Preferred Stock are entitled to receive quarterly cash dividends at 8% per annum (subject to increase to 9% if we have not redeemed the shares by the tenth anniversary of their issuance in 2020 and 2021). Additionally, our Articles of Incorporation provide that our Board of Directors may authorize and issue additional series of preferred stock without shareholder approval. Any preferred shares issued in the future may further restrict our ability to declare or pay dividends on any junior stock, including the common stock.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table contains information concerning the current and intended locations of the Bank’s full-service banking centers. The Bank also operates 1 loan production office located in Sarasota.

Location	Use	Own or Lease	Year First Operated
700 Central Avenue St. Petersburg, FL 33701	Corporate and Bank Headquarters	Lease	2017
9190 Seminole Boulevard Seminole, FL 33772	Banking Center	Own	1999
5250 Park Boulevard Pinellas Park, FL 33781	Banking Center	Own	2006
2520 Countryside Boulevard Clearwater, FL 33763	Banking Center	Own	2018
2033 Main Street, Suite 101 Sarasota, FL 34237	Banking Center	Lease	2018
3015 West Columbus Drive Tampa, FL 33607	Banking Center	Own	2020
401 N. Indian Rocks Road Belleair Bluffs, FL 33770	Banking Center	Own	2021
2102 59th Street West Bradenton, FL 34209	Banking Center	Own	2022
16002 N. Dale Mabry Highway Tampa, FL 33618	Banking Center	Own	2023
1782 Dr. Martin Luther King Way Sarasota, FL 34240	Loan Production Office	Own	2021
In addition, the Bank acquired the following properties to be used as full-service banking centers.

Location	Ownership Status	Year Acquired
2075 S. Tamiami Trail Sarasota, FL 34239	Own	2019
5600 Bee Ridge Road Sarasota, FL 34233	Own	2021
8704 SR 70 East Bradenton, FL 34202	Own	2021
Item 3. Legal Proceedings
In the normal course of business, the Company is named or threatened to be named as a defendant in various lawsuits, none of which they expect to have a material effect on the Company. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to its business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security, anti-money laundering and anti-terrorism), the Company, like all banking organizations, is subject to heightened legal and regulatory compliance and litigation risk. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which its property is the subject.
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The common stock began trading on the Nasdaq under the symbol “BAFN” on November 30, 2021. Prior to that, the common stock was traded on the OTC Markets Group Inc. (OTCQX) under the symbol “FHBI”.

Issuer Purchases of Equity Securities
Share Buyback Program. On January 26, 2021, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to $100,000 per calendar quarter of the company’s issued and outstanding common stock. On November 30, 2021, the Board of Directors approved the amendment to its stock repurchase program to allow the Company to repurchase up to $450,000 of the Company’s issued and outstanding common stock per quarter. The changes to the program were implemented immediately and continued until December 31, 2022. All common shares repurchased in the program have been retired and are now held as unissued shares available for use and reissuance for purposes as and when determined by the Board.
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended December 31, 2022.

Period	Number of Shares	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1-31, 2022	—	$—	—	$911,472
November 1-30, 2022	—	—	—	$911,472
December 1-31, 2022	—	—	—	$911,472
Total	—	$—	—
Under applicable state law, Florida corporations are not permitted to retain treasury stock. As such, the price paid for the repurchased shares reduces the amount of common stock on the consolidated balance sheet. As of December 31, 2022, total shares repurchased for $88,528 had been redeemed since the program was implemented. The repurchased shares remain authorized, unissued shares.
Item 6. {Reserved}

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is an analysis of the results of operations for the fiscal years ended December 31, 2022 and December 31, 2021 and financial condition as of December 31, 2022 and December 31, 2021. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.
In addition to the historical information contained herein, this Form 10-K includes "forward-looking statements" within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, global military hostilities, or climate changes, including its effects on the economic environment, its customers and its operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with them; the ability of the Company to implement its strategy and expand its banking operations; changes in interest rates and other general economic, business and political conditions, including changes in the financial markets or global military hostilities; changes in business plans as circumstances warrant; risks related to mergers and acquisitions; changes in benchmark interest rates used to price loans and deposits, changes in tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements.
Forward-looking statements generally can be identified by the use of forward-looking terminology such as "will," "propose," "may," "plan," "seek," "expect," "intend," "estimate," "anticipate," "believe," "continue," or similar terminology. Any forward-looking statements presented herein are made only as of the date of this document, and the Company does not undertake any obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.
Selected Financial Data - Unaudited

	As of and for the Three Months Ended			As of and for the Year Ended
(Dollars in thousands, except per share data)	12/31/2022	9/30/2022	12/31/2021	12/31/2022	12/31/2021
Income Statement Data:
Net interest income	$8,574	$9,170	$5,745	$30,000	$36,526
Provision for loan losses	700	750	(2,500)	(700)	(3,500)
Noninterest income	8,404	9,804	5,597	31,550	21,973
Noninterest expense	13,493	14,158	13,262	55,212	50,279
Income tax expense (benefit)	672	983	(276)	1,560	2,691
Net income from continuing operations	2,113	3,083	856	5,478	9,029
Net (loss) income from discontinued operations	(791)	(4,485)	1,955	(5,827)	15,589
Net income (loss)	1,322	(1,402)	2,811	(349)	24,618
Preferred stock dividends	208	208	208	832	1,005
Net income available to (loss attributable to) common shareholders	$1,114	$(1,610)	$2,603	$(1,181)	$23,613
Balance Sheet Data:
Average loans held for investment, excluding PPP loans	$703,193	$663,716	$518,697	$608,563	$421,936
Average total assets	925,194	939,847	923,485	904,546	1,294,287
Average common shareholders’ equity	80,158	83,014	83,056	82,589	72,955
Total loans held for investment	728,652	680,805	583,948	728,652	583,948
Total loans held for investment, excluding PPP loans	709,479	658,669	504,525	709,479	504,525
Total loans held for investment, excluding government guaranteed loan balances	569,892	520,408	332,977	569,892	332,977
Allowance for loan losses	9,046	9,739	13,452	9,046	13,452
Total assets	938,895	930,275	917,095	938,895	917,095

	As of and for the Three Months Ended			As of and for the Year Ended
(Dollars in thousands, except per share data)	12/31/2022	9/30/2022	12/31/2021	12/31/2022	12/31/2021
Common shareholders’ equity	82,279	81,032	86,685	82,279	86,685
Per Share Data:
Basic earnings (loss) per common share	$0.28	$(0.40)	$0.66	$(0.29)	$6.21
Diluted earnings (loss) per common share	$0.28	$(0.37)	$0.62	$(0.22)	$5.91
Dividends per common share	$0.080	$0.080	$0.070	$0.320	$0.277
Book value per common share	$20.35	$20.10	$21.77	$20.35	$21.77
Tangible book value per common share (1)	$20.35	$20.10	$21.75	$20.35	$21.75
Performance Ratios:
Return on average assets	0.57%	(0.60)%	1.22%	(0.04)%	1.90%
Return on average common equity	5.56%	(7.76)%	12.54%	(1.43)%	32.37%
Net interest margin	4.19%	4.63%	3.07%	3.97%	3.23%
Dividend payout ratio	28.99%	(20.02)%	10.65%	(108.95)%	4.46%
Asset Quality Data:
Net charge-offs	$1,393	$575	$664	$3,706	$4,210
Net charge-offs/average loans held for investment excluding PPP	0.79%	0.35%	0.51%	0.61%	1.00%
Nonperforming loans	$10,468	$10,267	$11,909	$10,468	$11,909
Nonperforming loans (excluding government guaranteed balance)	$3,671	$4,015	$3,967	$3,671	$3,967
Nonperforming loans/total loans held for investment	1.44%	1.51%	2.04%	1.44%	2.04%
Nonperforming loans (excluding gov’t guaranteed balance)/total loans held for investment	0.50%	0.59%	0.68%	0.50%	0.68%
ALLL/Total loans held for investment at amortized cost	1.29%	1.48%	2.34%	1.29%	2.34%
ALLL/Total loans held for investment at amortized cost, excluding PPP loans	1.33%	1.54%	2.72%	1.33%	2.72%
Other Data:
Full-time equivalent employees	291	524	637	291	637
Banking centers	8	8	7	8	7
Loan production offices (2)	1	20	17	1	17
(1) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below for a reconciliation to most comparable GAAP equivalent.
(2) All out of market nationwide residential loan production offices have been closed.
GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
Some of the financial measures included in this report are not measures of financial condition or performance recognized by GAAP. These non-GAAP financial measures include tangible common shareholders' equity and tangible book value per common share. The management team uses these non-GAAP financial measures in its analysis of its performance, and they believe that providing this information to financial analysts and investors allows them to evaluate capital adequacy.
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share
	As of
(Dollars in thousands, except per share data)	December 31, 2022	September 30, 2022	December 31, 2021
	(Unaudited)	(Unaudited)	(Unaudited)
Total shareholders’ equity	$91,884	$90,637	$96,290
Less: Preferred stock liquidation preference	(9,605)	(9,605)	(9,605)
Total equity available to common shareholders	82,279	81,032	86,685
Less: Goodwill	—	—	(100)
Tangible common shareholders' equity	$82,279	$81,032	$86,585

Common shares outstanding	4,042,474	4,031,937	3,981,117
Tangible book value per common share	$20.35	$20.10	$21.75
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
Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At December 31, 2022, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing the consolidated financial statements were the policies related to the allowance for loan losses, and fair value measurement of investment securities, SBA servicing rights and SBA loans held for investment at fair value, which are discussed more fully below.
Allowance for Loan Losses
The allowance for loan losses is calculated with the objective of maintaining a reserve sufficient to absorb estimated losses. Management's determination of the appropriateness of the allowance is based on periodic evaluations of the loan portfolio, lending-related commitments, and other relevant factors. This evaluation is inherently subjective as it requires numerous estimates, including the loss content for internal risk ratings, collateral values, and the amounts and timing of expected future cash flows. In addition, management may include qualitative adjustments intended to capture the impact of other uncertainties in the lending environment such as underwriting standards, current economic and political conditions, and other factors affecting the credit quality. Changes to one or more of the estimates used could result in a different estimated allowance for loan losses.
Fair Value Measurements
Investments and certain SBA loans are recorded at fair value on a recurring basis. Additionally, from time to time, other assets and liabilities may be recorded at fair value on a nonrecurring basis, such as impaired loans, other real estate, SBA servicing rights, and certain other assets and liabilities. Fair value is an estimate of the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date and is based on the assumptions market participants would use when pricing an asset or liability. Fair value measurement and disclosure guidance establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3 and reflect estimates of assumptions market participants would use in pricing the asset or liability.

Changes in these estimates that are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, could have a material impact on the Company’s financial position or results of operation.
Further, the Company is an emerging growth company. The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected to take advantage of this extended transition period. This means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies do so. This may make the Company’s financial statements not comparable with those of public companies which are neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period because of the potential differences in accounting standards used.
Overview
The following discussion and analysis presents the financial condition and results of operations on a consolidated basis. However, because the Company conducts all of its material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level. The following discussion should be read in conjunction with the consolidated financial statements.
As a one-bank holding company, the Company generates most of its revenue from interest on loans and gain-on-sale income derived from the sale of loans into the secondary market. The primary source of funding for its loans is deposits. The Company is dependent on noninterest income, which is derived primarily from net gain on the sales of the guaranteed portion of government guaranteed loans. The largest expenses are interest on those deposits and borrowings, professional fees, and salaries and commissions plus related employee benefits. The Company measures its performance through its net interest income after provision for loan losses, return on average assets, and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.
Recent Developments
First Quarter Common Stock Dividend. On January 24, 2023, BayFirst’s Board of Directors declared a first quarter 2023 cash dividend of $0.08 per common share, payable March 15, 2023 to common shareholders of record as of March 1, 2023. This dividend marks the 27th consecutive quarterly cash dividend paid since BayFirst initiated cash dividends in 2016.
First Quarter Preferred Series A Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $22.50 on the Series A Preferred Stock. The dividend will be payable April 3, 2023 to shareholders of record as of January 16, 2023. The amount and timing of the dividend is in accordance with the terms of the Series A Preferred Stock.
First Quarter Preferred Series B Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $20.00 on the Series B Convertible Preferred Stock. The dividend will be payable April 3, 2023 to shareholders of record as of January 16, 2023. The amount and timing of the dividend is in accordance with the terms of the Series B Convertible Preferred Stock.
Management Succession. On February 6, 2023, BayFirst Financial Corp. issued a press release announcing that Anthony N. Leo will retire as Chief Executive Officer at the end of 2023. Leo will remain a Director of the Company and will also serve as Special Counsel for strategic matters. The Board of Directors has appointed Thomas G. Zernick to succeed Leo as Chief Executive Officer on January 1, 2024. He was also appointed to serve as a Director of the Company. Zernick has served as President of the Company since February 2022, and previously served as President of its CreditBench Division, which provides government guaranteed lending to businesses throughout the nation. He joined the Company in 2016.
Stock Repurchase Program. On February 28, 2023, the Board of Directors approved the Company’s 2023 Stock Repurchase Program (“Program”). The Program permits the Company to repurchase up to $1,000,000 of the Company’s issued and outstanding common stock. The Program will continue until the earlier of: (i) the date an aggregate of $1,000,000 of common stock has been repurchased; (ii) December 31, 2023; or (iii) the termination of the plan by the Board of Directors.

Results of Operations
BayFirst’s operating results depend on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. The interest rate spread is affected by regulatory, economic, and competitive factors which influence interest rates, loan demand, and deposit flows. In addition, its operating results can be affected by the level of nonperforming assets, as well as the level of the noninterest income and the noninterest expenses, such as salaries and employee benefits, and occupancy and equipment costs, as well as income taxes.
The Company is dependent on noninterest income, which is derived primarily from net gain on the sales of the guaranteed portion of government guaranteed loans, as well as fair value adjustments for certain loans which management has elected the fair value option. While the Company retains some of its government guaranteed loans on the balance sheet, we may sell both the guaranteed balance of its government guaranteed loans, as well as a percentage of the unguaranteed portions of such loans. The sale of the guaranteed portions of the loans generates noninterest income.
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
Net Income (Loss)
The Company had net loss for the year ended December 31, 2022 of $349 thousand or $0.22 per diluted common share, compared to net income for the year ended December 31, 2021 of $24.6 million or $5.91 per diluted common share. The decrease of $25.0 million from the previous year was primarily due to a decrease of $21.4 million in net income from mortgage banking activity which is a discontinued operation. Additionally, there was a $13.8 million gain on sale of PPP loans in 2021 which did not recur, noninterest expense on continuing operations increased $4.9 million, and PPP fee and interest income decreased $18.3 million. These items were partially offset by an $11.6 million increase in non-PPP loan interest and fee income, a $4.6 million increase in fair value gains related to held for investment SBA loans, and higher gains of $17.5 million on non-PPP SBA loan sales. The decrease in net income from discontinued operations was primarily the result of a decrease in gain on sale of residential mortgage loans of $64.2 million and the recognition of restructuring charges of $4.3 million for the discontinuation of the nationwide residential mortgage division, partially offset by lower noninterest expense of $41.0 million.
Net Interest Income
Net interest income from continuing operations was $30.0 million for the year ended 2022, a decrease of $6.5 million or 17.9% from $36.5 million for the year ended 2021. The decrease was mainly due to a decline in net PPP loan interest income of $18.3 million, partially offset by higher interest income on non-PPP loans of $11.6 million.
Net interest margin including discontinued operations improved to 3.97% for the year ended 2022, compared to 3.23% for the year ended 2021.

Average Balance Sheet and Analysis of Net Interest Income
The following table sets forth, for the periods indicated, information regarding: (i) the total dollar amount of interest and dividend income of BayFirst from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; (v) net interest margin; and (vi) ratio of average interest-earning assets to average interest-bearing liabilities. Loans in nonaccrual status, for the purposes of the following computations, are included in the average loan balances. FRB, FHLB, and FNBB restricted equity holdings are included in other interest-earning assets. The Company did not have a significant amount of tax-exempt assets.

	Year Ended December 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest earning-assets:
Investment securities	$43,768	$1,065	2.43%	$17,404	$199	1.14%
Loans, excluding PPP (1) (2)	667,088	38,280	5.74	545,889	27,681	5.07
PPP loans	39,959	959	2.40	537,710	19,292	3.59
Other	73,867	1,009	1.37	145,654	371	0.25
Total interest-earning assets	824,682	41,313	5.01	1,246,657	47,543	3.81
Noninterest-earning assets	79,864			47,630
Total assets	$904,546			$1,294,287
Interest-bearing liabilities:
NOW, MMDA and savings	$602,491	$6,175	1.02	$501,701	$4,032	0.80
Time deposits	72,603	1,669	2.30	74,749	853	1.14
PPPLF advances	5,667	20	0.35	510,911	1,791	0.35
Other borrowings	22,708	702	3.09	28,359	624	2.20
Total interest-bearing liabilities	703,469	8,566	1.22	1,115,720	7,300	0.65
Demand deposits	101,193			85,542
Noninterest-bearing liabilities	7,690			8,088
Shareholders’ equity	92,194			84,937
Total liabilities and shareholders’ equity	$904,546			$1,294,287
Net interest income		$32,747			$40,243
Interest rate spread			3.79			3.16
Net interest margin (3)			3.97			3.23
Ratio of average interest-earning assets to average interest-bearing liabilities	117.23%			111.74%

(1) Includes nonaccrual loans.
(2) Includes $58,525 at an average yield of 4.69% and $123,953 at an average yield of 3.00% of residential loans held for sale from discontinued operations as of December 31, 2022 and December 31, 2021, respectively.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.
Rate/Volume Analysis
The table below presents the effects of volume and rate changes on interest income and expense for the periods indicated. Changes in volume are changes in the average balance multiplied by the previous period’s average rate. Changes in rate are changes in the average rate multiplied by the average balance from the previous period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate. Loans in nonaccrual status, for the purpose of the following computations, are included in the average loan balances. FRB, FHLB, and FNBB restricted equity holdings are included in other interest-earning assets. The Company did not have a significant amount of tax-exempt assets.

(Dollars in thousands)	Rate	Volume	Total
Year Ended December 31, 2022 vs. December 31, 2021:
Interest-earning assets:
Investment securities	$370	$496	$866
Loans, excluding PPP(1)	3,945	6,654	10,599
PPP loans	(4,830)	(13,503)	(18,333)
Other interest-earning assets	902	(264)	638
Total interest-earning assets	387	(6,617)	(6,230)
Interest-bearing liabilities:
NOW, MMDA, and savings	1,239	904	2,143
Time deposits	841	(25)	816
PPPLF advances	—	(1,771)	(1,771)
Other borrowings	219	(141)	78
Total interest-bearing liabilities	2,299	(1,033)	1,266
Net change in net interest income	$(1,912)	$(5,584)	$(7,496)
(1) Includes $2,747 and $3,717 of interest income on residential loans held for sale from discontinued operations as of December 31, 2022 and December 31, 2021, respectively.
Provision for Loan Losses
The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending the Bank conducts, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to its market area, and other factors that may affect the ability to collect on the loans in its portfolio.
As the financial impact of the COVID-19 pandemic became more predictable throughout 2021 and 2022, the Company began adjusting downward its allowance for loan losses from the historic high levels reached in 2020 at the onset of the pandemic. The Company recorded a negative provision for loan losses for the year ended December 31, 2022 of $700 thousand compared to a $3.5 million negative provision for the year ended December 31, 2021. The increase of $2.8 million in the provision for loan losses expense was primarily due to the loan growth. During the year ended December 31, 2022, net loan charge offs totaled $3.7 million compared to $4.2 million during the year ended December 31, 2021.
The ALLL was $9.0 million at December 31, 2022 and $13.5 million at December 31, 2021.

Noninterest Income
The following table presents noninterest income from continuing operations for the years ended December 31, 2022 and December 31, 2021.

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021
Noninterest income:
Loan servicing income, net	$2,040	$1,864
Gain on sale of government guaranteed loans, net	21,720	18,024
Service charges and fees	1,306	1,027
SBA loan fair value gain	4,756	184
Other noninterest income	1,728	874
Total noninterest income	$31,550	$21,973
Noninterest income from continuing operations was $31.6 million for the year ended December 31, 2022, an increase of $9.6 million or 43.6% from $22.0 million for the year ended December 31, 2021. The increase was primarily due to higher gains on the sale of non-PPP SBA loans of $17.5 million and an increase related to held for investment SBA loan fair value gains of $4.6 million, partially offset by the $13.8 million gain on sale of PPP loans in 2021 which did not recur.
Noninterest Expense
The following table presents noninterest expense from continuing operations for the years ended December 31, 2022 and December 31, 2021.

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021
Noninterest expense:
Salaries and benefits	$27,422	$24,879
Bonus, commissions, and incentives	2,394	3,216
Occupancy and equipment	3,995	3,214
Data processing	4,828	5,288
Marketing and business development	2,660	2,698
Professional services	4,083	3,907
Loan origination and collection	3,711	2,452
Employee recruiting and development	2,230	1,714
Regulatory assessments	457	442
Director compensation	686	323
Liability and fidelity bond insurance	463	340
ATM and interchange	381	312
Telecommunication	367	250
Other noninterest expense	1,535	1,244
Total noninterest expense	$55,212	$50,279
Noninterest expense was $55.2 million during the year ended December 31, 2022, an increase of $4.9 million or 9.8% from $50.3 million for the year ended December 31, 2021. The increase was primarily due to higher salaries and benefits, occupancy expense, and loan origination and collection expense.
Discontinued Operations

Net loss from discontinued operations was $5.8 million for the year 2022, which was a $21.4 million reduction from net income of $15.6 million for the year ended 2021. The reduction in net income was primarily the result of a decrease in residential loan fee income of $64.2 million and the restructuring charges for the discontinuation of residential mortgage division of $4.3 million recognized in 2022. This was partially offset by a $41.0 million decrease in noninterest expense excluding the restructuring charge and a decrease in income tax expense of $7.1 million.
Income Taxes
Income tax expense from continuing operations was $1.6 million for the year ended December 31, 2022, a decrease of $1.1 million from income tax expense of $2.7 million for the year ended December 31, 2021. The decrease was primarily due to the decrease in pre-tax earnings from continuing operations. Income tax benefit from discontinued operations was $1.9 million for the year ended December 31, 2022, a change of $7.1 million from income tax expense of $5.2 million for the year ended December 31, 2021. The change was primarily due to the decrease in pre-tax earnings from discontinued operations.
At December 31, 2022, the Company had $2.2 million of federal net operating loss carryforward and $362 thousand of state net operating loss carryforward. The net operating loss carryforwards do not expire. At December 31, 2021, the Company did not have any net operating loss carryforward.
The effective income tax rate was 51.60% for the year ended December 31, 2022 and 24.20% for the year ended December 31, 2021.
Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available for sale as of December 31, 2022 and December 31, 2021.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Investment securities available for sale:
Asset-backed securities	$9,605	$7,535
Mortgage-backed securities:
U.S. Government-sponsored enterprises	3,440	4,394
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	18,220	18,964
Corporate bonds	11,084	—
Total investment securities available for sale	$42,349	$30,893
The following table presents the fair value of the Company's investment securities portfolio classified as held to maturity as of December 31, 2022 and December 31, 2021.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$2	$2
Corporate bonds	4,753	—
Total investment securities held to maturity	$4,755	$2
No investment securities were pledged as of December 31, 2022 or December 31, 2021, and there were no sales of investment securities during the year ended December 31, 2022 or the year ended December 31, 2021.
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
The investment securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of December 31, 2022 and December 31, 2021. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	December 31, 2022
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$9,873	5.40%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	4,133	1.55
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	22,031	1.89
Corporate bonds	—	—	9,981	3.70	1,356	4.34	—	—
Total investment securities available for sale	$—	—%	$9,981	3.70%	$1,356	4.34%	$36,037	2.81%

	December 31, 2021
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$7,624	0.90%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	4,470	1.32
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	19,370	1.31
Total investment securities available for sale	$—	—%	$—	—%	$—	—%	$31,464	1.21%
The investment securities held to maturity presented in the following tables are reported at amortized cost and by contractual maturity as of December 31, 2022 and December 31, 2021. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities receive monthly principal payments, which are not reflected below.

	December 31, 2022
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$2	2.65%
Corporate bonds	—	—	4,000	5.79	1,000	4.38	—	—
Total investment securities held to maturity	$—	—%	$4,000	5.79%	$1,000	4.38%	$2	0.74%

	December 31, 2021
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$2	0.80%
Total investment securities held to maturity	$—	—%	$—	—%	$—	—%	$2	0.80%
Loan Portfolio Composition
Through the efforts of the management team and loan officers, strong loan production resulted from its ability to take advantage of the economic recovery and consolidation in its markets. Senior management and loan officers have continued to develop new sources of loan referrals, particularly among centers of local influence and real estate professionals, and have also enjoyed repeat business from loyal customers in the markets the Bank serves. The Bank has no concentration of credit in any industry that represents 10% or more of its loan portfolio. The following table sets forth the composition of its loan portfolio, including LHFS as of the dates indicated.

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Residential loans held for sale from discontinued operations	$449		$114,131
Government guaranteed loans, held for sale	$—		$1,460
SBA loans held for investment, at fair value	$27,078		$9,614
Loans held for investment, at amortized cost:
Residential real estate	$202,329	29.1%	$87,235	15.3%
Commercial real estate	231,281	33.3	163,477	28.7
Construction and land	9,320	1.3	18,632	3.3
Commercial and industrial	194,643	28.0	217,155	38.0
Commercial and industrial – PPP	19,293	2.8	80,158	14.1
Consumer and other	37,288	5.5	3,581	0.6
Loans held for investment, at amortized cost, gross	694,154	100.0%	570,238	100.0%
Discount on SBA 7(a) loans sold	(5,621)		(3,866)
Premium (discount) on loans purchased	2,301		(13)
Deferred loan costs, net	10,740		7,975
Allowance for loan losses	(9,046)		(13,452)
Loans held for investment, at amortized cost, net	$692,528		$560,882

In general, construction loans are originated as construction-to-permanent loans. Third party take-out financing, where applicable, is typically in the form of permanent first mortgage conforming loans.
During the year ended December 31, 2022, the Bank originated approximately $254.9 million in loans through conventional lending channels, $386.0 million in loans through CreditBench (its SBA lending function), and $946.1 million through the Residential Mortgage Lending Division. During the year ended December 31, 2021, the Bank originated approximately $94.9 million in loans through conventional lending channels, $169.5 million through CreditBench, exclusive of PPP loans, $329.3 million of PPP loans, and $2.22 billion through the Residential Mortgage Lending Division. During the year ended December 31, 2022, the Company sold guaranteed balances of SBA loans of $311.8 million. Additionally, the Company purchased $16.6 million of government guaranteed loans and $37.2 million of consumer loans.
Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at December 31, 2022. Loan balances in this table include loans held for investment at fair value, loans held for investment at amortized cost, discount on retained balances of loans sold, premium and discount on loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$3,761	$1,984	$13,337	$184,356	$203,438
Commercial	7,110	1,909	29,062	200,796	238,877
Construction and land	2,329	260	92	6,638	9,319
Commercial and industrial	11,564	16,750	184,369	7,577	220,260
Commercial and industrial - PPP	1,471	17,701	—	—	19,172
Consumer and other	2,057	27,810	7,719	—	37,586
Total loans held for investment	$28,292	$66,414	$234,579	$399,367	$728,652
The following table shows the loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at December 31, 2022.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$52,181	$147,496
Commercial	6,534	225,233
Construction and land	—	6,990
Commercial and industrial	21,070	187,626
Commercial and industrial - PPP	17,701	—
Consumer and other	5,313	30,216
Total loans held for investment	$102,799	$597,561
Credit Risk
The Bank’s primary business is making commercial, consumer, and real estate loans. This activity inevitably has risks for potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers, which are beyond its control. The Bank has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about the economic environment that it believes impacts credit quality as of the balance sheet date that it believes to be reasonable, but which may or may not prove accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the ALLL, or that additional increases in the ALLL will not be required.

Allowance for Loan Losses. The Bank must maintain an adequate ALLL based on a comprehensive methodology that assesses the probable losses inherent in its loan portfolio. The Bank maintains an ALLL based on a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, asset classifications, loan grades, change in volume and mix of loans, collateral value, historical loss experience, size and complexity of individual credits, and economic conditions. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are determined by a portfolio segmentation based on collateral type with a further evaluation of various quantitative and qualitative factors noted above.
The Bank periodically reviews the assumptions and formulates methodologies by which changes are made to the specific and general valuation allowances for loan losses in an effort to refine such allowances in light of the current status of the factors described above. The methodology is presented to and approved by the Bank’s Board of Directors.
All adversely classified loans are evaluated for impairment. If a loan is deemed impaired, it is evaluated for potential loss exposure. The evaluation occurs at the time the loan is classified and on a regular basis thereafter (at least quarterly). This evaluation is documented in a status report relating to a specific loan or relationship. Specific allocation of reserves on impaired loans considers the value of the collateral, the financial condition of the borrower, and industry and current economic trends. The Bank reviews the collateral value, cash flow, and tertiary support on each impaired credit. Any deficiency outlined by a real estate collateral evaluation analysis, or cash flow shortfall, is accounted for through a specific allocation for the loan.
For performing loans which are evaluated collectively, a portfolio segmentation based on loan type is performed. The government guaranteed loan balances are included in the collectively evaluated portfolio balances. The loss factors for each segment are calculated using actual loan loss history for each segment of loans over the most recent one to three years, depending on the segment and vintage year of the loans in the segment of government guaranteed loans. The Bank’s actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.
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
While management believes its ALLL is adequate as of December 31, 2022, future adjustments to its allowance may be necessary if economic conditions differ substantially from the assumptions used in making the determination.
Nonperforming Assets. At December 31, 2022, we had $3.7 million in nonperforming assets, excluding government guaranteed loan balances, and its ALLL represented 1.29% of total loans held for investment at amortized cost. At December 31, 2021, we had $4.0 million in nonperforming assets, excluding government guaranteed loan balances, and its ALLL represented 2.34% of total loans held for investment at amortized cost. Total loans held for investment at December 31, 2022 and December 31, 2021 included government guaranteed loans and loans measured at fair value, which had no reserves allocated to them. ALLL as a percentage of loans held for investment at amortized cost, not including government guaranteed loan balances, was 1.62% at December 31, 2022, compared to 4.07% at December 31, 2021. The decrease was the result of the reduction in qualitative factors which were elevated as a result of the uncertainty of the impact of the COVID-19 pandemic.

The following table sets forth certain information on nonaccrual loans and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Nonperforming loans (government guaranteed balances)	$6,797	$7,942
Nonperforming loans (unguaranteed balances)	3,671	3,967
Total nonperforming loans	10,468	11,909
OREO	56	3
Total nonperforming assets	$10,524	$11,912
Nonperforming loans as a percentage of total loans held for investment	1.44%	2.04%
Nonperforming loans (excluding government guaranteed balances) to total loans held for investment	0.50%	0.68%
Nonperforming assets as a percentage of total assets	1.12%	1.30%
Nonperforming assets (excluding government guaranteed balances) to total assets	0.40%	0.43%
ALLL to nonperforming loans	86.42%	112.96%
ALLL to nonperforming loans (excluding government guaranteed balances)	246.42%	339.10%
The following table sets forth information with respect to activity in the ALLL for the periods shown:

(Dollars in thousands)	At and for the Year Ended December 31,
	2022	2021
Allowance at beginning of period	$13,452	$21,162
Charge-offs:
Commercial real estate	(42)	(169)
Commercial and industrial	(3,632)	(4,919)
Consumer and other	(669)	(70)
Total charge-offs	(4,343)	(5,158)
Recoveries:
Commercial real estate	80	78
Commercial and industrial	503	863
Consumer and other	54	7
Total recoveries	637	948
Net charge-offs	(3,706)	(4,210)
Provision for loan losses	(700)	(3,500)
Allowance at end of period	$9,046	$13,452
Net charge-offs to average loans held for investment	0.57%	0.44%
Allowance as a percent of total loans held for investment at amortized cost	1.29%	2.34%
Allowance as a percent of loans held for investment at amortized cost, not including government guaranteed loans	1.62%	4.07%
Allowance as a percent of nonperforming loans	86.42%	112.96%
Total loans held for investment	$728,652	$583,948
Average loans held for investment	$648,522	$959,646
Nonperforming loans (including government guaranteed balances)	$10,468	$11,909
Nonperforming loans (excluding government guaranteed balances)	$3,671	$3,967
Guaranteed balance of government guaranteed loans	$158,760	$250,971

The following table details net charge-offs to average loans outstanding by loan category for the years ended December 31, 2022 and December 31, 2021.

	Year Ended December 31, 2022			Year Ended December 31, 2021
(Dollars in thousands)	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio
Residential real estate	$—	$120,287	—%	$—	$62,110	—%
Commercial real estate	(38)	250,592	(0.02)	91	176,506	0.05
Commercial and industrial	3,129	212,013	1.48	4,056	177,445	2.29
Commercial and industrial - PPP	—	39,959	—	—	537,710	—
Consumer and other	615	25,671	2.40	63	5,875	1.07
Total loans held for investment	$3,706	$648,522	0.57%	$4,210	$959,646	0.44%
The Bank recorded a negative provision of $700 thousand during the year ended December 31, 2022, compared to a negative provision of $3.5 million for the same period in 2021. During 2020 and the first quarter of 2021, the Bank increased the qualitative factors in the allowance for loan losses calculation to reflect the decline in economic indicators caused by the COVID-19 pandemic, resulting in significant provision expense in those periods. As asset quality has remained stable and as many of the Company’s SBA loans were bolstered by additional government support, the current year decrease in the allowance is deemed appropriate. Since 2016, the Company’s loan losses have been incurred primarily in its SBA unguaranteed loan portfolio, particularly loans originated under the SBA 7(a) Small Loan Program. The Small Loan Program represents loans of $350 thousand or less and such loans carry an SBA guarantee of 75% to 90% of the loan, depending on the original principal balance. The default rate on loans originated in the SBA 7(a) Small Loan Program is significantly higher than the Bank’s other SBA 7(a) loans, conventional commercial loans, or residential mortgage loans.
Nonperforming assets to total assets, excluding government guaranteed loan balances, were 0.40% as of December 31, 2022, as compared to 0.43% as of December 31, 2021. Since the majority of the Company’s loan portfolio consisted of SBA loans, most of which received from the SBA principal and interest payments under Section 1112 of the CARES Act during 2020 and 2021, asset quality trends may appear more favorable than they otherwise would without the SBA’s support under the CARES Act. As of December 31, 2022, there were no loans under payment deferral as a result of COVID-19 pandemic.
SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding the SBA and other government guaranteed lending activity, excluding PPP loans.

(Dollars in thousands)	At and for the Year Ended December 31,
Government Guaranteed, Excluding PPP	2022	2021
Number of loans originated	1,364	374
Amount of loans originated	$386,024	$169,467
Average loan size originated	$283	$453
Government guaranteed loan balances sold	$311,783	$44,854
Government unguaranteed loan balances sold	$13,803	$5,034
Total government guaranteed loans	$300,219	$300,415
Government guaranteed loan balances	$139,587	$171,548
Government unguaranteed loan balances	$160,632	$128,867
Government guaranteed loans serviced for others	$660,600	$459,670

The Bank makes government guaranteed loans throughout the United States. The following table sets forth, at the dates indicated, information regarding the geographic disbursement of its SBA loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	December 31,
	2022		2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Florida	$91,760	31%	$89,143	30%
California	35,365	12	32,924	11
Texas	22,378	7	20,976	7
Tennessee	19,598	7	2,629	1
All Other	131,118	43	154,743	51
Total government guaranteed loans, excluding PPP loans	$300,219	100%	$300,415	100%
Residential Mortgage Loans
The following table sets forth, for the periods indicated, information regarding the residential mortgage lending activity from discontinued operations.

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021
Number of loans originated	2,779	7,265
Amount of loans originated	$946,120	$2,222,078
Average loan size originated	$340	$306
Loan balances sold	$932,118	$2,316,413
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
Deposits. Deposits are sourced principally from within its primary service area of Pinellas, Hillsborough, Manatee, Pasco, and Sarasota Counties, Florida. The Bank offers a wide selection of deposit instruments including demand deposit accounts, NOW accounts, money-market accounts, regular savings accounts, certificate of deposit accounts, and retirement savings plans (such as IRA accounts).
Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. The Bank emphasizes commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits. Deposit interest rates are set by management at least monthly or more often if conditions require it, based on a review of loan demand, recent cash flows and a survey of rates among competitors.
Brokered deposits. At times, the Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering outside the market of the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 15% of total assets. The Company's ability to accept or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well capitalized." At December 31, 2022 and December 31, 2021, the Company had $746 thousand and $759 thousand, respectively, of brokered deposits.
The amount of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	December 31, 2022		December 31, 2021
Noninterest-bearing deposits	$93,235	11.8%	$83,638	11.6%
Interest-bearing transaction accounts	202,656	25.5	163,495	22.7
Money market accounts	345,200	43.4	408,257	56.5
Savings	17,853	2.2	15,607	2.2
Subtotal	658,944	82.9	670,997	93.0
Total time deposits	136,126	17.1	50,688	7.0
Total deposits	$795,070	100.0%	$721,685	100.0%
At December 31, 2022, the Company held approximately $308.4 million of deposits that exceeded the FDIC insurance limit.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250 thousand as of December 31, 2022.

(Dollars in thousands)
Three months or less	$3,386
Over three months through six months	8,991
Over six months through 12 months	37,851
Over 12 months	5,050
Total	$55,278
Other Borrowings
At December 31, 2022, the Company had short-term FRB borrowings of $25.0 million at 4.50% and no borrowings from the FHLB. There were no borrowings from the FHLB or FRB at December 31, 2021.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the bank were to obtain would be secured by a blanket lien on $210.8 million of real estate-related loans as of December 31, 2022. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $128.6 million from the FHLB at December 31, 2022.
In addition, the Bank has a line of credit with the Federal Reserve Bank secured by $62.5 million of commercial loans as of December 31, 2022. FRB short-term borrowings bear interest at variable rates based on the Federal Open Market Committee's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to an additional $17.0 million from the FRB at December 31, 2022.
In June 2021, the Company issued $6.0 million of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after five years. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial five years of their term and carry interest at a floating rate for the final five years of their term. Under the terms of the Debentures, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The Debentures were issued to redeem a $6.0 million Subordinated Debenture which was issued in December 2018 and which carried interest at a fixed rate of 6.875% per annum.The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $6.0 million at December 31, 2022 and December 31, 2021.
In March 2020, the Company renegotiated the terms of its outstanding senior debt and combined its line of credit and term note into one amortizing note with quarterly principal and interest payments with interest at Prime (6.25% at December 31, 2022). The note matures on March 10, 2029 and the balance of the note was $2.8 million and $3.3 million at December 31, 2022 and December 31, 2021, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note.

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
Shareholders' equity decreased $4.4 million to $91.9 million at December 31, 2022 as compared to $96.3 million at December 31, 2021. The decrease was the result of an increase of $3.3 million of accumulated other comprehensive loss due to increases in net unrealized losses on available for sale investment securities, net loss of $349 thousand, dividend declared on its preferred stock of $832 thousand, and dividends declared on its common stock of $1.3 million during the year ended December 31, 2022.
The Company strives to maintain an adequate capital base to support its activities in a safe and sound manner while at the same time attempting to maximize shareholder value. Management assesses capital adequacy against the risk inherent in the balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss.
The Bank is subject to regulatory capital requirements imposed by various regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by banking regulators that, if undertaken, could have a direct material effect on BayFirst’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.
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
At December 31, 2022 and December 31, 2021, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.

As of the dates indicated, the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2022
Total Capital (to risk-weighted assets)	$108,307	15.00%	$57,767	8.00%	$72,209	10.00%
Tier 1 Capital (to risk-weighted assets)	99,269	13.75	43,325	6.00	57,767	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	99,269	13.75	32,494	4.50	46,936	6.50
Tier 1 Capital (to total assets)	99,269	10.79	36,816	4.00	46,020	5.00
As of December 31, 2021
Total Capital (to risk-weighted assets)	106,002	21.25	39,909	8.00	49,886	10.00
Tier 1 Capital (to risk-weighted assets)	99,656	19.98	29,932	6.00	39,909	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	99,656	19.98	22,449	4.50	32,426	6.50
Tier 1 Capital (to total assets)	99,656	12.22	32,619	4.00	40,774	5.00
(1) Minimum to be considered “adequately capitalized” under Basel III Capital Adequacy.
(2) Minimum to be considered “well capitalized” under Prompt Corrective Actions Provisions.
Off-Balance Sheet Arrangements
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments primarily include unfunded loan commitments, unfunded lines of credit, and standby letters of credit. The Bank uses these financial instruments to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not present unusual risks and management does not anticipate any accounting losses that would have a material effect on the Bank.
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, is as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Unfunded loan commitments	$23,512	$18,567
Unused lines of credit	134,366	52,076
Standby letters of credit	244	68
Total	$158,122	$70,711
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
Standby letters-of-credit are conditional lending commitments that the Bank issues to guarantee the performance of a customer to a third party and to support private borrowing arrangements. Essentially, letters of credit issued have expiration dates within one year of the issue date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit. The Bank may hold collateral supporting those commitments. Newly issued or modified guarantees that are not derivative contracts have been recorded on the Bank’s balance sheet at their fair value at inception.
In general, loan commitments and letters of credit are made on the same terms, including with respect to collateral, as outstanding loans. Each customer’s creditworthiness and the collateral required are evaluated on a case-by-case basis.

Contractual Obligations
In the ordinary course of its operations, the Company enters into certain contractual obligations. Total contractual obligations at December 31, 2022 were $174.9 million, an increase of $39.9 million from $135.0 million at December 31, 2021. The increase was primarily due to an increase in time deposits of $85.4 million and an increase in short-term FRB borrowings of $25.0 million, partially offset by the payoff of $69.7 million in PPP Liquidity Facility.
The following tables present our contractual obligations as of December 31, 2022 and December 31, 2021.

	Contractual Obligations as of December 31, 2022
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,450	$2,267	$1,245	$—	$4,962
Short-term borrowings	25,000	—	—	—	25,000
Long-term borrowings	—	—	—	2,844	2,844
Subordinated notes	50	—	—	5,942	5,992
Time deposits	120,240	15,587	299	—	136,126
Total	$146,740	$17,854	$1,544	$8,786	$174,924

	Contractual Obligations as of December 31, 2021
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,454	$2,249	$1,279	$301	$5,283
Long-term borrowings	—	—	—	3,299	3,299
PPP Liquidity Facility	44,647	—	25,007	—	69,654
Subordinated notes	—	50	—	6,000	6,050
Time deposits	40,868	9,210	610	—	50,688
Total	$86,969	$11,459	$26,896	$9,650	$134,974
Liquidity
Liquidity management is the process by which the Bank manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the operations, and capital expenditures. The Bank generally maintains a liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. The on-balance sheet liquidity ratio at December 31, 2022 was 12.58%, as compared to 16.76% at December 31, 2021.
During the year ended December 31, 2022, the Bank purchased additional investment securities, some of which were classified as investment securities available for sale. The fair value of all of the investment securities available for sale totaled $42.3 million at December 31, 2022.
During each of the quarters of 2021 and the first two quarters of 2022, the Bank paid a dividend of $250 thousand to BayFirst. The Bank also paid a $500 thousand dividend in the third quarter of 2022 and a $750 thousand dividend in the fourth quarter of 2022 to BayFirst. Prior to that, the Bank retained its earnings to support its growth. BayFirst’s liquidity had historically been dependent solely on funds received from the issuance and sale of subordinated debt and preferred stock. BayFirst’s liquidity needs are to make interest payments on its debt obligations, dividends on shares of its Series A Preferred Stock, Series B Convertible Preferred Stock, and common stock, and payment of certain operating expenses. As of December 31, 2022, BayFirst Financial Corp. held $559 thousand in cash and cash equivalents.
The Company expects that all the liquidity needs, including the contractual commitments can be met by currently available liquid assets and cash flows. In the event any unforeseen demand or commitments were to occur, the Company would access the borrowing capacity with the FHLB, FRB, and lines of credit with other financial institutions. The Company does not rely on investment securities as the main source of liquidity and does not foresee the need to sell investment securities for cash flow purposes. In addition, the Company has the ability to obtain wholesale deposits as another source of liquidity. The Company expects that the currently available liquid assets and the ability to borrow from the FHLB, FRB, and other financial institutions would be sufficient to satisfy the liquidity needs without any material adverse effect on the Company’s liquidity.
A description of BayFirst’s and the Bank’s debt obligations is set forth above under the heading “Other Borrowings.”
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk and Interest Rate Sensitivity
Market risk is the risk of loss from adverse changes in market prices and rates. Its market risk arises primarily from interest-rate risk inherent in loan and deposit taking activities. To that end, the Company actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, should also be considered.
The objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while adjusting the asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk. A sudden or substantial increase in interest rates may impact its earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same rate, to the same extent, or on the same basis.
The Company established a comprehensive interest rate risk management policy which is administered by management’s Asset-Liability Committee. The policy establishes risk limits, which are quantitative measures of the percentage change in net interest income (net interest income at risk) and the fair value of equity capital (economic value of equity at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years. Management measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity with computer-generated simulation analysis. The simulation model is designed to capture call features and interest rate caps and floors embedded in investment and loan contracts. As with any method of analyzing interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from the assumptions used in modeling. The methodology does not measure the impact that higher rates may have on borrowers’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.
To minimize the potential for adverse effects of changes in interest rates on the results of the operations, we monitor assets and liabilities to better match the maturities and repricing terms of the interest-earning assets and interest-bearing liabilities. To do this, the Company (i) emphasizes the origination of adjustable-rate and variable-rate loans to be held for investment; (ii) maintains a stable core deposit base; and (iii) maintains a significant portion of liquid assets (cash, interest-bearing deposits with other banks, and available for sale investment securities).
Management regularly reviews its exposure to changes in interest rates. Among the factors they consider are changes in the mix of interest-earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. ALCO reviews, on at least a quarterly basis, its interest rate risk position.
The interest rate risk position is measured and monitored at the Bank using net interest income simulation models and economic value of equity sensitivity analysis that captures both short-term and long-term interest-rate risk exposure.
Modeling the sensitivity of net interest income and the economic value of equity to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. The models used for these measurements rely on estimates of the potential impact that changes in interest rates may have on the value and prepayment speeds on all components of its loan portfolio, investment portfolio, as well as embedded options and cash flows of other assets and liabilities. Balance sheet growth assumptions are also included in the simulation modeling process. The analysis provides a framework as to what the overall sensitivity position is as of the most recent reported position and the impact that potential changes in interest rates may have on net interest income and the economic value of its equity.

Net interest income simulation involves forecasting net interest income under a variety of interest rate scenarios including instantaneous shocks.
The estimated impact on the net interest income as of December 31, 2022 and December 31, 2021, assuming immediate parallel moves in interest rates, is presented in the table below.

	December 31, 2022		December 31, 2021
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	11.0%	11.9%	26.1%	33.5%
+300 basis points	9.4	10.5	22.4	28.5
+200 basis points	5.4	6.1	13.1	16.8
+100 basis points	1.3	1.8	3.6	4.9
-100 basis points	(3.8)	(4.4)	(13.3)	(16.7)
-200 basis points	(8.3)	(9.5)	(26.4)	(32.3)
Management strategies may impact future reporting periods, as the actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the difference between actual experience and the characteristics assumed, as well as changes in market conditions. Market-based prepayment speeds are factored into the analysis for loan and investment securities portfolios. Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies.
The Company uses economic value of equity sensitivity analysis to understand the impact of interest rate changes on long-term cash flows, income, and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest rate scenarios.
The table below presents the change in the economic value of equity as of December 31, 2022 and December 31, 2021, assuming immediate parallel shifts in interest rates. Changes noted between the two periods reflect recent enhancements in the asset/liability modeling, including projected values for non-maturity deposits in changing interest rate environments.

Change in rates	December 31, 2022	December 31, 2021
+400 basis points	(12.7)%	1.7%
+300 basis points	(9.5)	1.9
+200 basis points	(7.0)	0.8
+100 basis points	(4.3)	(0.5)
-100 basis points	2.6	(3.5)
-200 basis points	5.0	(10.8)

Item 8. Financial Statements
Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
BayFirst Financial Corp.
St. Petersburg, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BayFirst Financial Corp. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

(Formerly Dixon Hughes Goodman LLP)

/s/ FORVIS, LLP

We have served as the Company's auditor since 2018.

Tampa, Florida
March 27, 2023

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2022	December 31, 2021

ASSETS
Cash and due from banks	$3,649	$2,869
Interest-bearing deposits in banks	62,397	106,858
Cash and cash equivalents	66,046	109,727
Time deposits in banks	4,881	2,381
Investment securities available for sale	42,349	30,893
Investment securities held to maturity	5,002	2
Nonmarketable equity securities	4,037	2,827
Government guaranteed loans held for sale	—	1,460
SBA loans held for investment, at fair value	27,078	9,614
Loans held for investment, at amortized cost net of allowance for loan losses of $9,046 and $13,452	692,528	560,882
Accrued interest receivable	4,452	3,532
Premises and equipment, net	35,440	29,091
Loan servicing rights	10,906	6,407
Deferred income tax asset	980	454
Right-of-use operating lease assets	3,177	3,263
Bank owned life insurance	25,159	24,547
Other assets	15,649	13,634
Assets from discontinued operations	1,211	118,381
Total assets	$938,895	$917,095
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$93,235	$83,638
Interest-bearing transaction accounts	202,656	163,495
Savings and money market deposits	363,053	423,864
Time deposits	136,126	50,688
Total deposits	795,070	721,685
FRB borrowings	25,000	—
Subordinated debentures	5,992	5,985
Notes payable	2,844	3,299
PPP Liquidity Facility	—	69,654
Accrued interest payable	704	326
Operating lease liabilities	3,538	3,431
Accrued expenses and other liabilities	12,205	8,965
Liabilities from discontinued operations	1,658	7,460
Total liabilities	847,011	820,805

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2022	December 31, 2021

Shareholders’ equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at December 31, 2022 and December 31, 2021; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at December 31, 2022 and December 31, 2021; aggregate liquidation preference of $3,210	3,123	3,123
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,042,474 and 3,981,117 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	53,023	51,496
Accumulated other comprehensive loss, net	(3,724)	(420)
Unearned compensation	(178)	(17)
Retained earnings	33,479	35,947
Total shareholders’ equity	91,884	96,290
Total liabilities and shareholders’ equity	$938,895	$917,095
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)

	Year Ended December 31,
	2022	2021
Interest income:
Loans, including fees	$36,492	$43,256
Interest-bearing deposits in banks and other	2,074	570
Total interest income	38,566	43,826
Interest expense:
Deposits	7,844	4,885
Borrowings	722	2,415
Total interest expense	8,566	7,300
Net interest income	30,000	36,526
Provision for loan losses	(700)	(3,500)
Net interest income after provision for loan losses	30,700	40,026
Noninterest income:
Loan servicing income, net	2,040	1,864
Gain on sale of government guaranteed loans, net	21,720	18,024
Service charges and fees	1,306	1,027
SBA loan fair value gain	4,756	184
Other noninterest income	1,728	874
Total noninterest income	31,550	21,973
Noninterest expense:
Salaries and benefits	27,422	24,879
Bonus, commissions, and incentives	2,394	3,216
Occupancy and equipment	3,995	3,214
Data processing	4,828	5,288
Marketing and business development	2,660	2,698
Professional services	4,083	3,907
Loan origination and collection	3,711	2,452
Employee recruiting and development	2,230	1,714
Regulatory assessments	457	442
Other noninterest expense	3,432	2,469
Total noninterest expense	55,212	50,279
Income from continuing operations before income taxes	7,038	11,720
Income tax expense from continuing operations	1,560	2,691
Net income from continuing operations	5,478	9,029

Income (loss) from discontinued operations before income taxes	(7,759)	20,758
Income tax expense (benefit) from discontinued operations	(1,932)	5,169
Net income (loss) from discontinued operations	(5,827)	15,589

Net income (loss)	(349)	24,618
Preferred stock dividends	832	1,005
Net income available to (loss attributable to) common shareholders	$(1,181)	$23,613

BAYFIRST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2022	2021
Basic earnings (loss) per common share:
Continuing operations	$1.16	$2.11
Discontinued operations	(1.45)	4.10
Total basic earnings (loss) per common share	$(0.29)	$6.21

Diluted earnings (loss) per common share:
Continuing operations	$1.16	$2.08
Discontinued operations	(1.38)	3.83
Total diluted earnings (loss) per common share	$(0.22)	$5.91
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands)

	Year Ended December 31,
	2022	2021
Net income (loss)	$(349)	$24,618
Net unrealized losses on investment securities available for sale	(4,454)	(571)
Deferred income tax benefit	1,150	151
Other comprehensive loss, net	(3,304)	(420)
Comprehensive income (loss)	$(3,653)	$24,198
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Dollars in thousands, except per share data)

	Preferred Shares, Series A	Preferred Shares, Series B	Common Shares(1)	Preferred Stock, Series A	Preferred Stock, Series B	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total
Balance at January 1, 2021	6,395	8,760	3,485,018	$6,161	$8,516	$43,043	$—	$(41)	$13,390	$71,069
Net income	—	—	—	—	—	—	—	—	24,618	24,618
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	36,494	—	—	662	—	—	—	662
Dividend reinvestment plan	—	—	17,971	—	—	389	—	—	—	389
Employee stock ownership plan	—	—	24,920	—	—	366	—	—	—	366
Issuance of preferred stock, net	—	740	—	—	727	—	—	—	—	727
Issuance of common stock, net	—	—	43,471	—	—	856	—	—	—	856
Unearned ESOP shares allocation	—	—	—	—	—	(371)	—	—	—	(371)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	2,031	—	—	25	—	24	—	49
Stock option expense	—	—	—	—	—	406	—	—	—	406
Conversion of Series B preferred stock to common stock	—	(6,290)	371,212	—	(6,120)	6,120	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	—	(420)	—	—	(420)
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(1,005)	(1,005)
Common stock ($0.277 per share)	—	—	—	—	—	—	—	—	(1,056)	(1,056)
Balance at December 31, 2021	6,395	3,210	3,981,117	$6,161	$3,123	$51,496	$(420)	$(17)	$35,947	$96,290

Balance at January 1, 2022	6,395	3,210	3,981,117	$6,161	$3,123	$51,496	$(420)	$(17)	$35,947	$96,290
Net loss	—	—	—	—	—	—	—	—	(349)	(349)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	19,354	—	—	334	—	—	—	334
Dividend reinvestment plan	—	—	15,290	—	—	252	—	—	—	252
Employee stock ownership plan	—	—	—	—	—	71	—	—	—	71
Repurchase of common stock	—	—	(2,212)	—	—	(49)	—	—	—	(49)
Exercise of stock options,net	—	—	1,431	—	—	—	—	—	—	—
Issuance of common stock, net	—	—	750	—	—	13	—	—	—	13
Unearned ESOP shares allocation	—	—	—	—	—	(15)	—	—	—	(15)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	26,744	—	—	618	—	(161)	—	457
Stock option expense	—	—	—	—	—	303	—	—	—	303
Other comprehensive loss, net	—	—	—	—	—	—	(3,304)	—	—	(3,304)
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(832)	(832)
Common stock ($0.32 per share)	—	—	—	—	—	—	—	—	(1,287)	(1,287)
Balance at December 31, 2022	6,395	3,210	4,042,474	$6,161	$3,123	$53,023	$(3,724)	$(178)	$33,479	$91,884
(1) Common shares for all periods shown herein reflect the three-for-two stock split, effective on May 10, 2021.
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income from continuing operations	$5,478	$9,029
Net income (loss) from discontinued operations	(5,827)	15,589
Net income (loss)	(349)	24,618
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of fixed assets	1,715	1,343
Net securities premium amortization	122	102
Amortization of debt issuance costs	—	37
Amortization of premium (discount) on loans purchased	206	(84)
Provision for loan losses	(700)	(3,500)
Accretion of discount on unguaranteed loans	(2,665)	(1,923)
Deferred tax expense	424	3,505
Origination of SBA loans held for sale	(2,018)	(1,460)
Proceeds from sales of SBA loans held for sale	354,105	394,426
Net gains on sales of SBA loans	(21,720)	(18,024)
Change in fair value of SBA loans held for investment, at fair value	(4,756)	(184)
Amortization of loan servicing rights	3,258	2,982
Non-qualified stock purchase plan expense	87	57
Stock based compensation expense	763	461
Income from bank owned life insurance	(612)	(364)
Changes in:
Accrued interest receivable	(920)	3,721
Other assets	(1,782)	(7,208)
Accrued interest payable	378	(1,673)
Other liabilities	3,347	2,602
Net cash provided by (used in) operating activities of continuing operations	334,710	383,845
Net cash provided by operating activities of discontinued operations	105,541	111,543
Net cash provided by operating activities	440,251	495,388
Cash flows from investing activities:
Purchase of investment securities available for sale	(20,326)	(33,208)
Principal payments on investment securities available for sale	2,812	1,643
Purchase of investment securities held to maturity	(3,568)	—
Principal payments on investment securities held to maturity	50	38
Net purchase of nonmarketable equity securities	(1,210)	(465)
Purchase of time deposits in banks	(2,500)	—
Purchase of government guaranteed and consumer loans	(53,845)	—
Loan (originations) and payments, net	(423,954)	264,724
Purchase of premises and equipment	(8,064)	(13,115)
Purchase of bank owned life insurance	—	(12,000)
Net cash provided by (used in) investing activities	(510,605)	207,617

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from financing activities:
Net change in deposits	73,385	162,901
Net increase in short-term borrowings	25,000	—
Proceeds from issuance of subordinated debt, net of costs	—	6,000
Payments on notes payable	(455)	(455)
Net repayments of PPP Liquidity Facility borrowings	(69,654)	(811,608)
Proceeds from issuance of preferred stock, net	—	727
Redemption of subordinated debt	—	(6,000)
Proceeds from sale of common stock, net	509	1,850
Common share buyback - redeemed stock	(49)	—
ESOP contribution	71	366
Unearned ESOP shares allocation	(15)	(371)
Tax benefit from options exercised	—	(6)
Dividends paid on common stock	(1,287)	(1,056)
Dividends paid on preferred stock	(832)	(1,005)
Net cash provided by (used in) financing activities	26,673	(648,657)
Net change in cash and cash equivalents	(43,681)	54,348
Cash and cash equivalents, beginning of period	109,727	55,379
Cash and cash equivalents, end of period	$66,046	$109,727
Supplemental cash flow information
Interest paid	$8,188	$8,973
Income taxes paid	248	10,383
Supplemental noncash disclosures
Net change in unrealized holding gain on investment securities available for sale	(3,304)	(420)
Transfer of available for sale debt securities to held to maturity securities at fair value	1,500	—
Transfer of SBA loans held for investment to loans held for sale	336,664	377,631
Transfer of loans held for investment to OREO	53	—
Recognition of right of use asset and operating lease liability	627	543
Conversion of Series B preferred stock to common stock	—	6,120
See accompanying notes.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation: The accompanying consolidated financial statements include BayFirst Financial Corp. and its wholly owned subsidiary, BayFirst National Bank, together referred to as “the Company”.
BayFirst Financial Corp. is a registered bank holding company, incorporated under the laws of the State of Florida. The Company owns all outstanding stock of BayFirst National Bank (the “Bank”), a national banking association bank. A significant portion of the Company’s assets and revenues are derived from the operations of the Bank.
The Company provides a variety of traditional community banking services through its full-service banking centers located in St. Petersburg, Seminole, Pinellas Park, Clearwater, Sarasota, Tampa, Bradenton, and Belleair Bluffs, Florida. The Bank’s primary deposit products are demand deposits, NOW accounts, money market accounts, savings deposits, and time deposits and its primary lending products are residential mortgage, commercial, and installment loans. In addition, the Company provides lending services nationwide to small business customers, and as such, a significant portion of the loans originated by the Bank are guaranteed by the SBA. The guaranteed portion of the SBA loan can be sold in the secondary market, and the Bank occasionally engages in the sale of participating interests of the non-guaranteed portion. The Company previously engaged in mortgage banking activities with offices located in a number of states and as such, originated and sold one-to-four family residential mortgage loans in the secondary market. The nationwide residential mortgage lending operations were discontinued in 2022.
The Company currently operates one business segment. In the third quarter of 2022, the Company discontinued the Bank’s nationwide residential mortgage lending segment. The operations of this segment are reported as discontinued operations.
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
Emerging Growth Company Status: The Company is expected to remain an "emerging growth company," as defined in the JOBS Act, through December 31, 2026. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period when complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period, which means these financial statements, as well as financial statements they file in the future for as long as the Company remains an emerging growth company, will be subject to all new or revised accounting standards generally applicable to private companies.
Contingencies: Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of December 31, 2022. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2022 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
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
Upon adoption of ASU 2016-13 on January 1, 2023, the Company expects to recognize a one-time cumulative effect adjustment increasing the allowance for loan losses of between approximately $3,000 to $5,000, or approximately 33% to 55%. The change for expected losses for the Company’s unfunded loan commitments was immaterial. The vast majority of this increase is related to the Flashcap SBA loan portfolio. The ultimate impact of the ASU at each subsequent reporting period is highly dependent on credit quality, macroeconomic forecasts and conditions, composition of our loans and available-for-sale securities portfolios, along with other management judgments.
The Company did not recognize a material allowance for credit losses for its held-to-maturity debt securities under the model since the securities have a minimal risk of loss.
ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2022-02”) eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. ASU 2022-02 was adopted January 1, 2023 and did not have a material effect on the Company’s operating results or financial condition.
Time Deposits in Banks: Time deposits with other banks have maturities ranging from August 2023 through December 2025 and bear interest at rates ranging from 1.70% to 3.50%. None of the time deposits had maturities of 90 days or less at the time of origination. All investments in time deposits are with FDIC insured financial institutions and none exceed the maximum insurable amount of $250.
Investment Securities: Investment securities transactions are recorded on a trade date basis. The company has some debt securities classified as held-to-maturity since management has the intent and ability to hold the securities to maturity. The remaining investment securities are classified as available for sale since the Company may sell them before maturity. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are included in other comprehensive income and the related accumulated unrealized holding gains and losses are reported as a separate component of shareholders’ equity until realized. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.
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
Nonmarketable Equity Securities: Nonmarketable equity securities include equity securities that are not publicly traded and securities acquired for various purposes which are periodically evaluated for impairment. Nonmarketable equity securities consist of FHLB Stock, FRB Stock, stock in a correspondent bank, and preferred stock in a nonaffiliated company. The Bank is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which the Bank has an ongoing business relationship. These restricted equity securities are accounted for at cost which equals par or redemption value. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. Management considers these nonmarketable equity securities to be long-term investments. Accordingly, when evaluating some of these securities without readily determinable fair values for impairment, management considers the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The investment in preferred stock of the nonaffiliated company does not have a readily determinable value and is carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.
Loans Held for Sale: The Company may designate government guaranteed loans as held for sale based on its intent to sell guaranteed or non-guaranteed portions of these loans in the secondary market. Government guaranteed loans held for sale are accounted for at lower of cost or fair value. Gains or losses on the sale of these loans are recorded in noninterest income on the Consolidated Statements of Income.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The Company also originates residential loans intended for sale in the secondary market which are carried at fair value with gains and losses recorded in noninterest income from discontinued operations. Most residential loans are sold servicing released, so there is no servicing income recognized on those loans and no associated servicing asset recorded on the Consolidated Balance Sheets. Interest income is recognized on those loans held for sale until the loan sale is fully completed and the loan is transferred. Interest income on loans held for sale is reflected in interest and fees on loans from discontinued operations in the Consolidated Statements of Income.
Loans: Except for certain loans for which the fair value option was elected, as discussed in Note 6, all other loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balances. Loan origination fees, net of direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.
In general, interest income is discontinued, and the loan is placed on nonaccrual status, at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Mortgage and commercial loans are evaluated on a loan-by-loan basis and are charged off to the extent principal is deemed uncollectible. Other consumer and personal loans continue to accrue interest and are typically charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due more than 89 days and still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.
All interest accrued but not collected for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until the loan returns to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future contractual payments are reasonably assured.
Concentration of Credit: The Company grants residential and commercial real estate, construction and land, commercial and industrial, and consumer loans in the State of Florida with primary concentration being the Tampa Bay region. The Company also grants SBA commercial real estate, construction and land, commercial and industrial, and consumer loans nationwide. Although the Company’s loan portfolio is diversified, a significant portion of its loans are secured by real estate. The following loan segments have been identified:
Residential Real Estate – The Bank originates residential real estate loans for the purchase or refinance of a mortgage in the Tampa Bay region. These loans are primarily collateralized by owner and non-owner occupied properties located in the Tampa Bay region and are held at amortized cost in the Company’s loan portfolio. Prior to discontinuing the nationwide residential loan operation, the Bank also originated residential real estate loans nationwide for the purchase or refinance of a mortgage. These loans are primarily collateralized by owner and non-owner occupied properties located in the area in which they were originated, and these loans are sold into the secondary market.
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
Commercial and Industrial – Commercial and industrial loans consist of business loans to small and medium sized businesses in the Tampa Bay region and nationwide SBA/USDA loans. Commercial and industrial loans are generally used for working capital purposes or for acquiring equipment, inventory, or furniture. These loans are generally secured by accounts receivable, inventory, and equipment. Commercial and industrial loans are typically

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
made based on the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential real estate loans, and the collateral securing loans may be difficult to appraise and may fluctuate in value based on the success of the business.
Commercial and Industrial - PPP – Commercial and industrial PPP loans consist of all loans originated under the SBA 7(a) loan PPP pursuant to the CARES Act and carry a 100% government guarantee.
Consumer and Other – Consumer and other loans mainly consist of automobile, revolving credit plans, and other loans. The Bank’s consumer loans may be uncollateralized and rely on the borrower’s income for repayment. The Bank also purchased a portfolio of unsecured consumer loans.
Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.
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
Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
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
SBA Loan Servicing Rights: When the Company sells the guaranteed portion of an SBA loan or a portion of the non-guaranteed portion of an SBA loan, the Company retains the servicing, and a servicing right asset is created. Servicing rights are initially recorded at fair value in gain on sale of government guaranteed loans, net. Fair value is based on market prices for comparable servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported through gain on sale of government guaranteed loans, net on the Consolidated Statements of Income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. There was no valuation allowance recorded on SBA loan servicing rights at December 31, 2022 and December 31, 2021.
Loan servicing income, which is reported on the Consolidated Statement of Income in noninterest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of servicing rights is netted against loan servicing fee income.
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
Leases: The Company enters into leases in the normal course of business primarily for branch, corporate office, and loan production office locations. The Company’s leases have remaining terms ranging from 7 months up to 4.5 years, some of which include renewal or termination options to extend the lease for up to 4.5 years. The Company’s leases do not include residual value guarantees or covenants.
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
Leases are classified as operating or finance leases at the lease commencement date; however, the Company has not entered into any finance leases. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

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
Other Real Estate Owned: OREO is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of real estate property collateralizing a mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are also expensed.
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
Mortgage Banking Derivatives: Prior to the discontinuation of the nationwide residential lending operation, the Bank originated mortgage loans intended for sale and the Bank entered into loan commitments for fixed rate mortgage loans, generally lasting 30 to 45 days and at market rates when initiated. Commitments to fund mortgage loans (i.e., interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives. The fair value of the interest rate lock was recorded at the time the commitment to fund the mortgage loan was executed and was adjusted for the expected exercise of the commitment before the loan funded.
To deliver loans to the secondary market and to moderate its interest rate risk prior to sale, the Bank typically entered into non-exchange traded mandatory delivery forward sales contracts and best efforts forward sales contracts, which are also considered derivative instruments. These contracts were entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives and loans held for sale, and both were carried at their fair value with changes included in earnings. The Bank considered the best efforts forward sales contracts that meet the net settlement requirement to be derivatives, as there are penalties to the Bank if it did not deliver the loan to the investor once the loan closes with the borrower.
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
Advertising: Advertising costs are expensed as incurred. These costs are included in marketing and business development expense or expenses from discontinued operations in the Consolidated Statements of Income.
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. There was no valuation allowance recognized at December 31, 2022 and December 31, 2021.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Employee 401(k) Plan: The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of eligible employees’ salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. Employee 401(k) expense is the amount of safe harbor and employee matching contributions to the 401(k) plan. The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the 401(k) plan.
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
Employee Stock Ownership Plan: The Company has an ESOP for eligible employees. The amount of profit-sharing contributions to the ESOP is approved by the Board of Directors, and the Company purchases shares of the Company’s common stock based on the amount of approved contributions. Profit-sharing expense is the amount of contributions to the ESOP. The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the ESOP.
Preferred Stock: The Company has issued cumulative nonconvertible Series A shares of preferred stock, on which it pays cash dividends at a rate of 9% (unless the Company has not redeemed the shares by the tenth anniversary of their issuance in 2019, in which event the rate is subject to be increased to 11%). The Company has also issued cumulative convertible Series B shares of preferred stock, on which it pays cash dividends at a rate of 8% (unless the Company has not redeemed the shares by the tenth anniversary of their issuance in 2020 and 2021, in which event the rate is subject to be increased to 9%). The Series B shares are convertible at a ratio of liquidation value to tangible book value at the option of the shareholder. All preferred stock has liquidation preference relative to the Company’s common stock.
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
Restrictions on Cash: The Federal Reserve Board reduced reserve requirement ratios to 0% effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. Cash was required to be pledged as collateral with a broker-dealer for trading mortgage banking derivatives. The balance of cash pledged for trading at December 31, 2022 and December 31, 2021 was $0 and $948.
Revenue Recognition: Revenue earned on interest-earning assets is recognized based on the effective yield of the financial instrument. Revenue recognized from contracts with customers, which is accounted for under ASC 606, “Revenue from Contracts with Customers”, is primarily included in the Company’s noninterest income. Interest income and certain other types of noninterest income are accounted for under other applicable accounting standards.
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
The following is a summary of the assets and liabilities of the discontinued operations of the residential mortgage lending division at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Assets
Loans held for sale, at fair value	$449	$114,131
Premises and equipment, net	—	580
Loan servicing rights	201	212
Mortgage banking derivative asset	—	1,550
Right-of-use operating lease asset	559	1,280
Accrued interest	2	31
Other assets	—	597
Total assets	$1,211	$118,381
Liabilities
Operating lease liability	$1,189	$1,316
Mortgage banking derivative liability	—	189
Other liabilities	469	5,955
Total liabilities	$1,658	$7,460
The following presents operating results of the discontinued operations of the residential mortgage lending division for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2022	2021
Interest income	$2,747	$3,717
Noninterest income	31,442	95,604
Total net revenue	34,189	99,321
Noninterest expense	41,948	78,563
Income (loss) from discontinued operations before income taxes	(7,759)	20,758
Income tax expense (benefit)	(1,932)	5,169
Net income (loss) from discontinued operations	$(5,827)	$15,589

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 3 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale and investment securities held to maturity at December 31, 2022 and December 31, 2021 are summarized as follows:

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$9,873	$—	$(268)	$9,605
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,133	—	(693)	3,440
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	22,031	—	(3,811)	18,220
Corporate bonds	11,337	—	(253)	11,084
Total investment securities available for sale	$47,374	$—	$(5,025)	$42,349

Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$2	$—	$—	$2
Corporate bonds	5,000	—	(247)	4,753
Total investment securities held to maturity	$5,002	$—	$(247)	$4,755

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$7,624	$—	$(89)	$7,535
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,470	—	(76)	4,394
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	19,370	—	(406)	18,964
Total investment securities available for sale	$31,464	$—	$(571)	$30,893

Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$2	$—	$—	$2
Total investment securities held to maturity	$2	$—	$—	$2
The amortized cost and fair value of investment securities as of December 31, 2022 are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One to five years	$9,981	$9,773	$4,000	$3,869
Five to ten years	1,356	1,311	1,000	884
Beyond ten years	36,037	31,265	2	2
Total	$47,374	$42,349	$5,002	$4,755

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
As of December 31, 2022, the Company's investment portfolio consisted of 22 securities, 21 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates since purchased. The Company expects full recovery of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2022.
The following table summarizes investment securities with unrealized losses at December 31, 2022 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale:
Asset-backed securities	$2,156	$(103)	$7,449	$(165)	$9,605	$(268)
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	3,440	(693)	3,440	(693)
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	4,188	(383)	14,103	(3,428)	18,291	(3,811)
Corporate Bonds	11,085	(253)	—	—	11,085	(253)
Total investment securities available for sale	$17,429	$(739)	$24,992	$(4,286)	$42,421	$(5,025)

Investment securities held to maturity:
Corporate Bonds	$4,982	$(247)	$—	$—	$4,982	$(247)
Total investment securities held to maturity	$4,982	$(247)	$—	$—	$4,982	$(247)

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
No investment securities were pledged as of December 31, 2022 or December 31, 2021, and there were no sales of investment securities during the year ended December 31, 2022 or during the year ended December 31, 2021.
NOTE 4 – LOANS
Loans held for investment, at amortized cost, at December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022	December 31, 2021
Real estate:
Residential	$202,329	$87,235
Commercial	231,281	163,477
Construction and land	9,320	18,632
Commercial and industrial	194,643	217,155
Commercial and industrial - PPP	19,293	80,158
Consumer and other	37,288	3,581
Loans held for investment, at amortized cost, gross	694,154	570,238
Deferred loan costs, net	10,740	7,975
Discount on SBA 7(a) loans sold(1)	(5,621)	(3,866)
Premium (discount) on loans purchased	2,301	(13)
Allowance for loan losses	(9,046)	(13,452)
Loans held for investment, at amortized cost	$692,528	$560,882
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 5 - ALLOWANCE FOR LOAN LOSSES
The following schedule presents the activity in the allowance for loan losses by loan segment for the years ended December 31, 2022 and December 31, 2021:

	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and other	Unallocated	Total
Year Ended
December 31, 2022
Beginning Balance	$1,437	$2,349	$241	$9,202	$154	$69	$13,452
Charge-offs	—	(42)	—	(3,632)	(669)	—	(4,343)
Recoveries	—	80	—	503	54	—	637
Provision	(706)	(1,431)	(213)	109	1,551	(10)	(700)
Ending Balance	$731	$956	$28	$6,182	$1,090	$59	$9,046
December 31, 2021
Beginning Balance	$2,088	$2,899	$310	$15,418	$252	$195	$21,162
Charge-offs	—	(169)	—	(4,919)	(70)	—	(5,158)
Recoveries	—	78	—	863	7	—	948
Provision	(651)	(459)	(69)	(2,160)	(35)	(126)	(3,500)
Ending Balance	$1,437	$2,349	$241	$9,202	$154	$69	$13,452
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by loan segment and based on impairment method at December 31, 2022. The government guaranteed loan balances are included in the collectively evaluated for impairment balances.

	Real Estate- Residential	Real Estate- Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$74	$—	$499	$—	$—	$—	$573
Collectively evaluated for impairment	731	882	28	5,683	—	1,090	59	8,473
Total	$731	$956	$28	$6,182	$—	$1,090	$59	$9,046
Loans:
Individually evaluated for impairment	$—	$1,563	$—	$1,854	$—	$—	$—	$3,417
Collectively evaluated for impairment	202,329	229,718	9,320	192,789	19,293	37,288	—	690,737
Total	$202,329	$231,281	$9,320	$194,643	$19,293	$37,288	$—	$694,154

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

	Real Estate- Residential	Real Estate- Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$91	$—	$902	$—	$—	$—	$993
Collectively evaluated for impairment	1,437	2,258	241	8,300	—	154	69	12,459
Total	$1,437	$2,349	$241	$9,202	$—	$154	$69	$13,452
Loans:
Individually evaluated for impairment	$124	$2,900	$—	$902	$—	$—	$—	$3,926
Collectively evaluated for impairment	87,111	160,577	18,632	216,253	80,158	3,581	—	566,312
Total	$87,235	$163,477	$18,632	$217,155	$80,158	$3,581	$—	$570,238
The following table presents information related to impaired loans by loan segment at and for the year ended December 31, 2022:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate - residential	$—	$—	$—	$92	$—	$—
Real estate - commercial	1,489	1,489	—	1,642	15	15
Subtotal	1,489	1,489	—	1,734	15	15
With an allowance recorded:
Real estate - commercial	74	74	74	61	—	—
Commercial and industrial	1,854	1,854	499	1,726	—	—
Subtotal	1,928	1,928	573	1,787	—	—
Total	$3,417	$3,417	$573	$3,521	$15	$15
The following table presents information related to impaired loans by loan segment at and for the year ended December 31, 2021:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate - commercial	$2,763	$2,763	$—	$2,353	$8	$8
Subtotal	2,887	2,887	—	2,384	8	8
With an allowance recorded:
Real estate - commercial	137	137	91	360	—	—
Commercial and industrial	902	902	902	874	—	—
Subtotal	1,039	1,039	993	1,234	—	—
Total	$3,926	$3,926	$993	$3,618	$8	$8
For purposes of the impaired loans by loan segment tables above, the unpaid principal balance and recorded investment do not include the government guaranteed balance. The government guaranteed balances of impaired loans at December 31, 2022 and December 31, 2021 were $6,797 and $6,197, respectively.

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
The following table presents the recorded investment in nonaccrual and loans past due over 89 days still on accrual by loan segment at December 31, 2022 and December 31, 2021. In the following table, the recorded investment does not include the government guaranteed balance.

	Nonaccrual		Loans Past Due Over 89 Days Still Accruing
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Real estate - residential	$—	$124	$—	$126
Real estate - commercial	1,563	2,815	—	—
Commercial and industrial	1,854	902	—	—
Consumer and other	—	—	254	—
Total	$3,417	$3,841	$254	$126
The following table presents the aging of the recorded investment in past due loans at December 31, 2022 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$719	$—	$719	$201,610	$202,329
Real estate - commercial	586	639	1,225	230,056	231,281
Real estate - construction and land	—	—	—	9,320	9,320
Commercial and industrial	2,157	1,760	3,917	190,726	194,643
Commercial and industrial - PPP	—	—	—	19,293	19,293
Consumer and other	669	254	923	36,365	37,288
Total	$4,131	$2,653	$6,784	$687,370	$694,154
(1) $1,904 of balances 30-89 days past due and $4,288 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee. Of those loans, $3,675 of commercial and industrial PPP loans were delinquent as of December 31, 2022.

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
(1) $10,360 of balances 30-89 days past due and $2,807 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee, and $11,089 of commercial and industrial PPP loans were primarily due to delinquencies from borrowers with only a PPP loan and no other Bank product. These borrowers were non-responsive to requests for forgiveness applications and payments, and applications were subsequently submitted to the SBA for their 100% guarantee purchase from the Bank.

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
The table below sets forth credit exposure for the loan portfolio disaggregated by loan segment based on internally assigned risk ratings at December 31, 2022:

	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate - residential	$202,275	$—	$54	$—	$202,329
Real estate - commercial	227,367	2,351	1,563	—	231,281
Real estate - construction and land	9,320	—	—	—	9,320
Commercial and industrial	192,226	100	2,317	—	194,643
Commercial and industrial - PPP	19,293	—	—	—	19,293
Consumer and other	37,288	—	—	—	37,288
Loans held for investment, at amortized cost	$687,769	$2,451	$3,934	$—	$694,154

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The table below sets forth credit exposure for the loan portfolio disaggregated by loan segment based on internally assigned risk ratings at December 31, 2021:

	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate - residential	$87,233	$—	$2	$—	$87,235
Real estate - commercial	160,492	170	2,815	—	163,477
Real estate - construction and land	18,632	—	—	—	18,632
Commercial and industrial	212,544	1,850	2,761	—	217,155
Commercial and industrial - PPP	80,158	—	—	—	80,158
Consumer and other	3,581	—	—	—	3,581
Loans held for investment, at amortized cost	$562,640	$2,020	$5,578	$—	$570,238
Troubled Debt Restructurings
The following table presents loans classified as TDR at December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
	Accruing	Nonaccruing	Accruing	Nonaccruing
Real estate - commercial	$—	$—	$85	$1,116
Commercial and industrial	—	—	—	—
Total TDRs	$—	$—	$85	$1,116
The Company had not committed to lend any additional amounts to the loans classified as TDR at December 31, 2021. The Company estimated $38 of impaired loan loss reserves for these loans at December 31, 2021. There were no loans which were modified in the previous twelve months that defaulted during the year ended December 31, 2022.
There were no new loans classified as TDR during the year ended December 31, 2022.
The CARES Act, signed into law on March 27, 2020, permitted financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by the COVID-19 pandemic that would otherwise be characterized as TDR and permitted any determination related thereto if (i) the loan modification was made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The CAA, signed into law on December 27, 2020, extended the applicable period to include modifications to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the date of the termination of the COVID-19 pandemic national emergency. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 pandemic and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-pandemic related loan modifications as TDR. The Company is applying this guidance to qualifying loan modifications.
There were no loan modifications related to the COVID-19 pandemic remaining at December 31, 2022. Loan modifications related to the COVID-19 pandemic at December 31, 2021 are presented in the table below:

	December 31, 2021
	Number of Loans	Outstanding Recorded Investment
Real estate - residential	1	$258
Commercial and industrial	23	1,113
Total loan modifications related to COVID-19 pandemic	24	$1,371

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
Residential Loans Held for Sale: The Company has elected to account for residential loans held for sale at fair value. The fair value of loans held for sale is determined using either actual quoted prices for the assets (Level 1) whenever possible or quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2). The fair value gain (loss) on loans held for sale is included in discontinued operations in the Consolidated Statements of Income.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
SBA Loan Servicing Rights: The fair value of SBA servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. There were no SBA loan servicing rights carried at fair value at December 31, 2022 and December 31, 2021. On a quarterly basis, SBA loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value.
Assets measured at fair value on a recurring basis at December 31, 2022 are summarized below. There were no liabilities carried at fair value on a recurring basis at December 31, 2022.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$42,349	$—	$42,349
Residential loans held for sale (1)	449	—	—	449
SBA loans held for investment, at fair value	—	—	27,078	27,078
Best efforts forward sales contracts (1)	—	—	—	—
(1) Classified as assets from discontinued operations and liabilities from discontinued operations on the consolidated balance sheet.
Assets and liabilities measured at fair value on a recurring basis at December 31, 2021 are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$30,893	$—	$30,893
Residential loans held for sale (1)	43,837	70,294	—	114,131
SBA loans held for investment, at fair value	—	—	9,614	9,614
Interest rate lock commitments (1)	—	—	1,435	1,435
Mandatory forward sales contracts (1)	88	—	—	88
Best efforts forward sales contracts (1)	—	—	27	27
Financial liabilities
Interest rate lock commitments (1)	$—	$—	$23	$23
Mandatory forward sales contracts (1)	166	—	—	166
(1) Classified as assets from discontinued operations and liabilities from discontinued operations on the consolidated balance sheet.
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the reported periods.
Financial Instruments Recorded Using Fair Value Option
The Company has elected the fair value option for residential loans held for sale. These loans are intended for sale and are classified as assets from discontinued operations on the consolidated balance sheet. The Company believes that the fair value is the best indicator of the resolution of these loans. Interest income from discontinued operations is recorded based on the contractual term of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual at December 31, 2022 or December 31, 2021.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The aggregate fair value, contractual balance, and gain at December 31, 2022 and December 31, 2021 for residential loans held for sale from discontinued operations were as follows:

	December 31, 2022	December 31, 2021
Aggregate fair value	$449	$114,131
Contractual balance	434	110,335
Gain	$15	$3,796
The total amount of interest income from discontinued operations and losses from changes in fair value included in earnings for the years ended December 31, 2022 and December 31, 2021 for residential loans held for sale from discontinued operations were as follows:

	Year Ended December 31,
	2022	2021
Interest income	$2,747	$3,717
Change in fair value	(3,781)	(4,934)
Total loss	$(1,034)	$(1,217)
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
The aggregate fair value, contractual balance, and gain at December 31, 2022 and December 31, 2021 for SBA loans held for investment, at fair value, were as follows:

	December 31, 2022	December 31, 2021
Aggregate fair value	$27,078	$9,614
Contractual balance	26,201	9,430
Gain	$877	$184
The total amount of gains and losses from changes in fair value and interest income included in earnings for the years ended December 31, 2022 and December 31, 2021 for SBA loans held for investment, at fair value, were as follows:

	Year Ended December 31,
	2022	2021
Interest income	$1,611	$559
Change in fair value	4,756	184
Total gain	$6,367	$743
Changes in fair value for SBA loans held for investment, at fair value, were included in SBA loan fair value gain on the Consolidated Statements of Income.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The table below presents a reconciliation of SBA loans held for investment, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2022	2021
Balance of SBA loans held for investment at fair value, beginning of period	$9,614	$9,264
New SBA originations at fair value	66,060	—
Loans sold	(49,716)	—
Principal payments	(3,587)	(1,227)
Charge-offs	(49)	(8)
Repurchase of guaranteed balances previously participated	—	1,401
Total gains during the period	4,756	184
Balance of SBA loans held for investment at fair value, end of period	$27,078	$9,614
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
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of SBA loans held for investment, at fair value, interest rate lock commitments, and best efforts forward sales contracts falling within Level 3 of the fair value hierarchy at December 31, 2022 and December 31, 2021:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
December 31, 2022
SBA loans held for	$27,078	Discounted	Discount rate	5.50%-10.00% (8.00%)
investment, at fair value		cash flow	Conditional prepayment rate	8.66%-10.15% (8.95%)
Best efforts forward sales contracts (1)	—	Quoted market prices	Pull-through expectations	100.00%
December 31, 2021
SBA loans held for	$9,614	Discounted	Discount rate	3.22%-6.72% (4.22%)
investment, at fair value		cash flow	Conditional prepayment rate	10.56%-10.56% (10.56%)
Interest rate lock commitments (1)	1,412	Quoted market prices	Pull-through expectations	24.00%-100.00% (84.40%)
Best efforts forward sales contracts (1)	27	Quoted market prices	Pull-through expectations	24.00%-80.00% (65.79%)
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Assets measured at fair value on a nonrecurring basis at December 31, 2022 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount
Impaired loans	$1,355	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Assets measured at fair value on a nonrecurring basis at December 31, 2021 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount
Impaired loans	$1,614	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at December 31, 2022 and December 31, 2021 are as follows:

		December 31, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$66,046	$66,046	$109,727	$109,727
Time deposits in banks	2	4,881	4,714	2,381	2,437
Investment securities held to maturity	2	5,002	4,755	2	2
Nonmarketable equity securities, at cost	2	5,537	5,537	2,827	2,827
Government guaranteed loans held for sale	2	—	—	1,460	1,460
Loans held for investment, at amortized cost	3	692,528	687,365	560,882	569,394
Accrued interest receivable (1)	3	4,454	4,454	3,564	3,564
SBA loan servicing rights	3	10,906	13,051	6,407	8,050
Mortgage loan servicing rights(2)	3	201	201	212	212
Liabilities:
Noninterest-bearing deposits	2	$93,235	$93,235	$83,638	$83,638
Interest-bearing transaction accounts	2	202,656	202,656	163,495	163,495
Savings and money market deposits	2	363,053	363,053	423,864	423,864
Time deposits	2	136,126	134,564	50,688	51,049
FHLB and FRB borrowings	2	25,000	25,000	—	—
Subordinated debentures	2	5,992	5,270	5,985	6,175
Notes payable	2	2,844	2,843	3,299	3,350
PPP Liquidity Facility	2	—	—	69,654	69,654
Accrued interest payable	2	704	704	326	326
(1) Includes balances of $2 and $31 classified as assets from discontinued operations on the consolidated balance sheet as of December 31, 2022 and December 31, 2021, respectively.
(2) Classified as assets from discontinued operations on the consolidated balance sheet.
NOTE 7 – SBA LOAN SERVICING ACTIVITIES
At December 31, 2022 and December 31, 2021, the principal balance of SBA loans, excluding PPP loans, retained by the Company was $300,219 and $300,415, respectively, of which $139,587 and $171,548 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of SBA loans serviced for others requiring recognition of a servicing asset were $660,600 and $459,670 at December 31, 2022 and December 31, 2021, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Activity for SBA loan servicing rights for the years ended December 31, 2022 and December 31, 2021 follows:

	Year Ended
	December 31, 2022	December 31, 2021
Beginning of period	$6,407	$8,160
Additions	7,757	1,229
Amortization	(3,258)	(2,982)
End of period	$10,906	$6,407
The fair value of SBA loan servicing rights was $13,051 and $8,050 at December 31, 2022 and December 31, 2021, respectively. Fair value was determined using a weighted average discount rate of 14.88% and a weighted average prepayment speed of 9.93% at December 31, 2022. Fair value was determined using a weighted average discount rate of 12.13% and a weighted average prepayment speed of 10.37% at December 31, 2021. The SBA loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain on sale of SBA loans, excluding sale of PPP loans, for the years ended December 31, 2022 and December 31, 2021:

	Year Ended
	December 31, 2022	December 31, 2021
Gain on sale of guaranteed SBA loans	$14,512	$3,435
Loss on sale of unguaranteed SBA loans	(411)	(406)
Costs recognized on sale of SBA loans	(138)	(51)
Fair value of servicing rights created	7,757	1,229
Gain on sale of SBA loans, net	$21,720	$4,207
NOTE 8 - PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022	December 31, 2021
Land and improvements	$4,488	$4,194
Building and improvements	13,131	9,590
Leasehold improvements	2,833	2,433
Furniture, fixtures, and equipment	6,520	7,034
Fixed assets in process	14,716	12,247
Total premises and equipment	41,688	35,498
Accumulated depreciation and amortization	(6,248)	(5,827)
Net premises and equipment (1)	$35,440	$29,671
(1) Includes premises and equipment of $580 classified as assets from discontinued operations as of December 31, 2021. There were no assets classified as assets from discontinued operations as of December 31, 2022.
Depreciation and amortization expense including expense from discontinued operations was $1,980 and $1,741 for the years ended December 31, 2022 and December 31, 2021, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 9 – LEASES
For the years ended December 31, 2022 and December 31, 2021, the components of total lease cost and supplemental information related to operating leases were as follows:

	Year Ended December 31,
	2022	2021
Operating lease cost	$1,497	$1,456
Short-term lease cost	419	694
Total lease cost, net (1)	$1,916	$2,150
(1) Includes lease costs reported as discontinued operations of $893 and $1,440 for the years ended December 31, 2022 and December 31, 2021, respectively.

	Year Ended December 31,
	2022	2021
Cash flows related to operating lease liabilities	$1,546	$1,440
Right-of-use assets obtained in exchange for new operating lease liabilities	627	543
At December 31, 2022, the weighted average discount rate of operating leases was 2.27% and the weighted average remaining life of operating leases was 3.83 years.
The future minimum lease payments for operating leases, subsequent to December 31, 2022, as recorded on the balance sheet, are summarized as follows:

2023	$1,450
2024	1,238
2025	1,029
2026	832
2027	413
Thereafter	—
Total undiscounted lease payments	$4,962
Less: imputed interest	(235)
Net lease liabilities	$4,727
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
During 2022, the Company closed leased mortgage lending offices as part of its discontinuance of the nationwide residential lending operation. The mortgage lending offices were evaluated as outlined above to determine whether the operating leases were impaired. As part of the recoverability test, the Company elected to exclude operating lease liabilities from the carrying amount of the asset group. The undiscounted future cash flows used in the recoverability test were based on assumptions made by the Company rather than market participant assumptions. Since an election was made to exclude operating lease liabilities from the asset or asset group, all future cash lease payments for the lease were also excluded. In addition, the Company elected to exclude operating lease liabilities from the estimated fair value, consistent with the recoverability test. When determining the fair value of the ROU asset, the Company estimated what market participants would pay to lease the assets assuming the highest and best use in the assets’ current forms.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Based on the analysis, the Company concluded that the ROU assets for these offices were impaired and had a remaining ROU carrying value of $559 as of December 31, 2022. The analyses resulted in the recognition of $845 impairment for the year ended December 31, 2022. The impairment was recognized in income (loss) from discontinued operations on the Consolidated Statements of Income.
NOTE 10 – OTHER BORROWINGS
At December 31, 2022, the Company had a short-term FRB borrowing of $25,000 at 4.50% and no borrowings from the FHLB. There were no borrowings from the FHLB or FRB at December 31, 2021.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the bank were to obtain would be secured by a blanket lien on $210,782 of real estate-related loans as of December 31, 2022. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to
$128,585 from the FHLB at December 31, 2022.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $62,481 of commercial loans as of December 31, 2022. FRB short-term borrowings bear interest at variable rates based on the Federal Open Market Committee's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to an additional $16,950 from the FRB at December 31, 2022.
In June 2021, the Company issued $6,000 of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. These Debentures were issued to redeem a $6,000 Subordinated Debenture which was issued in December 2018 and carried interest at a rate of 6.875% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5,992 and $5,985 at December 31, 2022 and December 31, 2021, respectively.
In March 2020, the Company renegotiated the terms of its outstanding senior debt and combined its line of credit and term note into one amortizing note with quarterly principal and interest payments with interest at Prime (6.25% at December 31, 2022). The note matures on March 10, 2029 and the balance of the note was $2,844 and $3,299 at December 31, 2022 and December 31, 2021, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. As of December 31, 2022, the Company was in compliance with all financial debt covenants.
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
NOTE 11 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock and stock options. Total compensation cost charged against income related to the Equity Plan was $763 and $461 for the years ended December 31, 2022 and December 31, 2021, respectively.
Restricted Stock
The Company awarded shares of restricted common stock to certain employees for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
A summary of changes in the Company’s nonvested restricted shares for the year ended December 31, 2022 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2022	2,483	$14.86
Granted	34,925	21.50
Vested	(10,283)	19.86
Forfeited	(5,125)	21.45
Nonvested at December 31, 2022	22,000	$21.52
At December 31, 2022, there was $194 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 3.6 years. The total fair value of shares vested during the years ended December 31, 2022 and December 31, 2021 was $209 and $85, respectively.
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
The fair value of options granted during the year ended December 31, 2021 were determined using the following weighted average assumptions as of grant date:

December 31, 2021
Risk-free interest rate (%)	0.82
Expected term (years)	7.50
Expected stock price volatility (%)	29.57
Dividend yield (%)	1.82
A summary of the activity in the Equity Plan for the year ended December 31, 2022 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	450,278	$15.64
Exercised	(5,095)	15.15
Forfeited	(39,495)	15.32
Outstanding at December 31, 2022	405,688	$15.67	6.14	$289
Vested and exercisable at December 31, 2022	302,785	$15.88	5.68	$189

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
There were no options granted during the year ended ended December 31, 2022. The weighted average fair value of options granted during the year ended December 31, 2021 was $3.71. Total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan was $187 at December 31, 2022. This cost is expected to be recognized over a weighted average period of 1.90 years.
NOTE 12 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. During the year ended December 31, 2022, 15,290 shares were purchased at an average price of $17.22. During the year ended December 31, 2021, 17,971 shares were purchased at an average price of $21.68.
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the years ended December 31, 2022 and December 31, 2021 was $87 and $80, respectively.
The Company has a Salary Continuation Agreement (the “Agreement”) with an executive officer. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. The liability recorded for the Agreement was $336 and $312 at December 31, 2022 and December 31, 2021, respectively, and the related expense for the years ended December 31, 2022 and December 31, 2021 was $23 and $71, respectively.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of each employee’s salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. Expense recognized in relation to the 401(k) plan was $1,580 and $2,487 for the years ended December 31, 2022 and December 31, 2021, respectively. The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the plan.
The Company has an ESOP for eligible employees. Each year, the Company’s Board of Directors may approve a discretionary percentage of employees’ salaries to be contributed to the ESOP for eligible employees. In 2021, the ESOP trust acquired 14,154 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 11,323 unallocated shares remaining as of December 31, 2022. The ESOP trust’s outstanding loan, which is secured by the unallocated shares, bears a fixed interest rate equal to Prime Rate as of the note date, which was 3.25%. The note requires an annual payment of principal and interest through December 2026. The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The Board did not approve any contributions in 2022. The Board approved 1% of salaries for eligible employees in 2021. There was $71 expense related to the ESOP for the year ended December 31, 2022. Expense related to the ESOP was $490 for the year ended December 31, 2021.
The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the ESOP.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 13 – INCOME TAXES
Income tax expense (benefit) for the years ended December 31, 2022 and December 31, 2021 was as follows:

	2022	2021
Current tax provision from continuing operations:
Federal	$820	$(254)
State	316	(460)
Total current tax provision from continuing operations	1,136	(714)
Deferred expense (benefit) from continuing operations:
Federal	430	2,727
State	(6)	678
Total deferred expense from continuing operations	424	3,405
Income tax expense from continuing operations	1,560	2,691
Income tax expense (benefit) from discontinued operations	(1,932)	$5,169
Total	$(372)	$7,860
The effective tax rate differed from the federal statutory rate of 21% in 2022 and 2021 as follows:

	2022	2021
Federal tax based on federal corporate statutory rate	$1,478	$2,461
State tax, net of federal effect	250	294
Changes resulting from:
BOLI income	(129)	(76)
Other, net	(39)	12
Income tax expense from continuing operations	1,560	2,691
Income tax expense (benefit) from discontinued operations	(1,932)	5,169
Total income tax expense (benefit)	$(372)	$7,860

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Deferred tax assets and liabilities at December 31, 2022 and December 31, 2021 were due to the following:

	2022	2021
Deferred tax assets:
Allowance for loan losses	$2,379	$3,238
Net operating loss carryforward	2,577	—
Deferred loan fees	216	274
Discount on loans sold	826	934
Unrealized loss on available for sale securities	1,301	150
Operating lease liabilities	1,177	1,143
Accrued bonuses	256	534
Other	621	812
Total gross deferred tax assets	9,353	7,085
Deferred tax liabilities:
Fair value adjustments on HFI SBA loans and HFS loans	(221)	(1,074)
SBA loan servicing rights	(2,764)	(1,542)
Deferred loan costs	(2,889)	(2,193)
Right-of-use operating lease assets	(930)	(1,094)
Depreciation	(1,516)	(693)
Other	(53)	(35)
Total gross deferred tax liabilities	(8,373)	(6,631)
Net deferred tax asset	$980	$454
At December 31, 2022, the Company had $2,215 of federal net operating loss carryforward and $362 of state net operating loss carryforward. The net operating loss carryforwards do not expire. At December 31, 2021, the Company did not have any net operating loss carryforward.
The Company and its subsidiary file a consolidated U.S. Corporation federal income tax return which is subject to examination by taxing authorities for years 2019 and later. There were no unrecognized tax benefits at December 31, 2022, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense when applicable. The Company did not record any interest and penalties for 2022 and 2021.
NOTE 14 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met all capital adequacy requirements to which it was subject at December 31, 2022 and December 31, 2021.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s classification.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2022:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$108,307	15.00%	$57,767	8.00%	$72,209	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$99,269	13.75%	$43,325	6.00%	$57,767	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$99,269	13.75%	$32,494	4.50%	$46,936	6.50%
Tier 1 Capital
(to Average Assets)	$99,269	10.79%	$36,816	4.00%	$46,020	5.00%
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2021:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$106,002	21.25%	$39,909	8.00%	$49,886	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$99,656	19.98%	$29,932	6.00%	$39,909	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$99,656	19.98%	$22,449	4.50%	$32,426	6.50%
Tier 1 Capital
(to Average Assets)	$99,656	12.22%	$32,619	4.00%	$40,774	5.00%
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
NOTE 15 – MORTGAGE BANKING ACTIVITIES - DISCONTINUED OPERATIONS
The following table presents the components of the residential loan fee income from discontinued operations for the years December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2022	2021
Net gain realized on sale of residential loans held for sale	$19,838	$89,578
Net change in fair value recognized on residential loans held for sale	(3,781)	(4,934)
Net change in fair value recognized on interest rate lock commitments	(1,437)	(6,194)
Net change in fair value recognized on mandatory and best efforts forward sales contracts	12,620	7,229
Mortgage banking fees	4,162	9,864
Residential loan fee income from discontinued operations	$31,402	$95,543

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
As part of its mortgage banking activities, the Company entered into interest rate lock commitments, which were commitments to originate loans where the interest rate on the loan was determined prior to funding and the clients had locked into that interest rate. The Company then locked in the loan and interest rate with an investor and committed to deliver the loan if settlement occurred (“best efforts”) or committed to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. It was the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments were entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Interest rate lock commitments and mandatory commitments to deliver loans to investors were considered derivatives.
At December 31, 2022, the Company had no interest rate lock commitments or mandatory forward contracts and $221 of forward sales contracts. At December 31, 2021, the Company had interest rate lock commitments of $108,122, mandatory forward contracts of $142,500, and forward sales contracts of $7,375. The fair value of these mortgage banking derivatives was reflected by a total derivative asset from discontinued operations of $1,550 and a total derivative liability from discontinued operations of $189 at December 31, 2021. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage banking derivatives are included in income (loss) from discontinued operations in the Consolidated Statements of Income.
The net gains (losses) relating to free-standing derivative instruments used for risk management at December 31, 2022 and December 31, 2021 are summarized below:

	December 31, 2022	December 31, 2021
Mandatory forward sales contracts	$—	$(78)
Best efforts forward sales contracts	—	27
Interest rate lock commitments	—	1,412
The following table reflects the amount and fair value of mortgage banking derivatives included in the assets and liabilities from discontinued operations on the Consolidated Balance Sheets at December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets from discontinued operations:
Interest rate lock commitments	$—	$—	$103,572	$1,435
Mandatory forward sales contracts	—	—	60,000	88
Best efforts forward sales contracts	221	—	7,375	27
Included in other liabilities from discontinued operations:
Interest rate lock commitments	—	—	4,550	23
Mandatory forward sales contracts	—	—	82,500	166
NOTE 16 – RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates during 2022 and 2021 were as follows:

	2022	2021
Balance at January 1	$7,314	$10,028
New loans	576	347
Repayments	(638)	(3,061)
Effect of changes in composition of related parties	(1,603)	—
Balance at December 31	$5,649	$7,314
Deposits from principal officers, directors, and their affiliates at December 31, 2022 and December 31, 2021 were $5,518 and $7,112, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The Company leases a portion of an office building from a related party of a Company Director. Rent payments related to these leases amounted to $647 and $539 for the years ended December 31, 2022 and December 31, 2021.
The Company entered into transactions during the normal course of business with an insurance agency that is a related party of a Company Director. Payments to the insurance agency amounted to $316 and $299 for the years ended December 31, 2022 and December 31, 2021.
NOTE 17 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
The contractual amounts of financial instruments with off-balance sheet risk at December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022	December 31, 2021
Unfunded loan commitments	$23,512	$18,567
Unused lines of credit	134,366	52,076
Standby letters of credit	244	68
All unused lines of credit at December 31, 2022 and December 31, 2021 were variable rate lines of credit and the majority of unfunded loan commitments at December 31, 2022 and December 31, 2021 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 18 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2022	2021
Basic:
Income from continuing operations	$5,478	$9,029
Income (loss) from discontinued operations	(5,827)	15,589
Net income (loss)	(349)	24,618
Less: Preferred stock dividends	832	1,005
Net income available to (loss attributable to) common shareholders	$(1,181)	$23,613
Weighted average common shares outstanding	4,020,933	3,802,935

Basic earnings (loss) per common share:
Continuing operations	$1.16	$2.11
Discontinued operations	(1.45)	4.10
Total	$(0.29)	$6.21

Diluted:
Income from continuing operations	$5,478	$9,029
Income (loss) from discontinued operations	(5,827)	15,589
Net income (loss)	(349)	24,618
Less: Preferred stock dividends	832	1,005
Add: Series B preferred stock dividends	257	429
Net income available to (loss attributable to) common shareholders	$(924)	$24,042
Weighted average common shares outstanding for basic earnings per common share	4,020,933	3,802,935
Add: Dilutive effects of conversion of Series B preferred stock to common stock	155,692	156,363
Add: Dilutive effects of assumed exercises of stock options and warrants	44,000	111,905
Average shares and dilutive potential common shares	4,220,625	4,071,203

Diluted earnings (loss) per common share:
Continuing operations	$1.16	$2.08
Discontinued operations	(1.38)	3.83
Total	$(0.22)	$5.91
The Company uses the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS to the extent the impact of such exchange would not be anti-dilutive. For the year ended December 31, 2022, 1,500 common stock options were excluded in computing diluted earnings per common share because they were anti-dilutive. There were no common stock options excluded in computing diluted earnings per common share for the year ended December 31, 2021.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 19 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of BayFirst Financial Corp. follows:

BALANCE SHEETS - PARENT COMPANY
	December 31,
	2022	2021
Assets:
Cash on deposit with subsidiary	$559	$2,551
Loans to bank subsidiary	52	—
Loans held for investment, at amortized cost	36	36
Investment in subsidiary	100,225	103,481
Other assets	146	158
Total Assets	$101,018	$106,226
Liabilities:
Subordinated debentures	$5,992	$5,985
Notes payable	2,844	3,299
Accrued interest payable	14	8
Accrued expenses and other liabilities	284	644
Total liabilities	9,134	9,936
Stockholders' equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding; aggregate liquidation preference of $3,210	3,123	3,123
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,042,474 and 3,981,117 shares issued and outstanding	53,023	51,496
Accumulated other comprehensive loss, net	(3,724)	(420)
Unearned compensation	(178)	(17)
Retained earnings	33,479	35,947
Total stockholders' equity	91,884	96,290
Total liabilities and stockholders' equity	$101,018	$106,226

STATEMENTS OF INCOME - PARENT COMPANY
	For the Years Ended December 31,
	2022	2021
Income:
Dividend and interest income from bank subsidiary	$1,764	$1,000
Expense:
Interest expense	430	567
Other expenses	1,436	1,279
Total expense	1,866	1,846
Loss before taxes and equity in earnings of subsidiary	(102)	(846)
Income tax benefits	(435)	(434)
Income (loss) before equity in earnings of subsidiary	333	(412)
Equity in undistributed earnings of subsidiary	(682)	25,030
Net income (loss)	$(349)	$24,618

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

STATEMENTS OF CASH FLOWS - PARENT COMPANY
	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(349)	$24,618
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in earnings from subsidiary	682	(25,030)
Amortization of debt issuance costs	7	105
Stock based compensation expense	—	51
Change in other assets	12	(105)
Change in other liabilities and accrued interest payable	(237)	459
Net cash from operating activities	115	98
Cash flows from investing activities:
Loan origination and payments, net	—	27
Net cash from investing activities	—	27
Cash flows from financing activities:
Net increase of loans to bank subsidiary	(52)	—
Payments on notes payable	(455)	(455)
Proceeds from issuance of subordinated debt, net of costs	—	5,932
Redemption of subordinated debt	—	(6,000)
Proceeds from issuance of preferred stock, net	—	727
Proceeds from sale of common stock, net	509	1,850
Share buyback - redeemed stock	(49)	—
ESOP contribution	71	366
Unearned ESOP shares allocation	(15)	(371)
Dividends paid on common stock	(1,287)	(1,056)
Dividends paid on preferred stock	(832)	(1,005)
Net cash from financing activities	(2,110)	(12)
Net change in cash	(1,995)	113
Cash at beginning of year	2,551	2,438
Cash at end of year	$556	$2,551
Supplemental noncash disclosures
Conversion of Series B preferred stock to common stock	$—	$6,120

NOTE 20 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events for recognition and disclosure through March 27, 2023, which is the date the financial statements were available to be issued. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of December 31, 2022, the last day of the period covered by this Annual Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2022, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is set forth under the headings “Proposal 1 – Election of Directors”, “Meetings”, and “Nominating Committee” appearing in the Company’s Proxy Statement for the 2023 annual meeting of shareholders to be filed within 120 days after December 31, 2022, which is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this item is set forth under the headings "Executive and Director Compensation” appearing in the Company's Proxy Statement for the 2023 annual meeting of shareholders to be filed within 120 days after December 31, 2022, which is incorporated herein by reference.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under the equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2022. The Company does not have any outstanding warrants. Additional information regarding stock incentive plans is presented in Note 11 to the consolidated financial statements included pursuant to Item 8 to this Form 10-K.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	405,688	$15.67	124,109
Equity compensation plans not approved by security holders	—	—	—
Total	405,688	$15.67	124,109
Other information required by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” appearing in the Company’s Proxy Statement for the 2023 annual meeting of shareholders to be filed within 120 days after December 31, 2022, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the headings “Transactions with Related Persons” and “Director Independence” appearing in the Company’s Proxy Statement for the 2023 annual meeting of shareholders to be filed within 120 days after December 31, 2022, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item is set forth under the heading "Fees Paid to Auditors” and “Audit Committee Report" appearing in the Company's Proxy Statement for the 2023 annual meeting of shareholders to be filed with the SEC within 120 days after December 31, 2022, which is incorporated herein by reference. The Independent Registered Public Accounting Firm is FORVIS, LLP (PCAOB Firm ID No. 686) located in Tampa, Florida.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Part IV
ITEM 15. EXHIBITS
(a)Exhibits.

Exhibit Number	Exhibit Name
*3.1	Amended and Restated Articles of Incorporation
*3.2	Bylaws
*3.3	Amendment to Bylaws, dated August 22, 2019
*4.1	Form of common stock certificate
*4.2	Form of Series A Preferred Stock certificate
*4.3	Form of Series B Convertible Preferred Stock certificate
*10.1	Employment Agreement with Anthony N. Leo, dated April 18, 2017
*10.2	Salary Continuation Agreement with Anthony N. Leo, dated April 18, 2017
10.3	Amended and Restated 2017 Equity Incentive Plan
10.4	Form of Stock Option Agreement under Amended and Restated 2017 Equity Incentive Plan
10.5	Form of Restricted Stock Award Grant Notice under Amended and Restated 2017 Equity Incentive Plan
10.6	Form of Restricted Stock Unit Award Grant Notice under Amended and Restated 2017 Equity Incentive Plan
10.7	Amended and Restated Dividend Reinvestment and Stock Purchase Plan
*10.8	2015 Non-Qualified Employee Stock Purchase Plan Amended and Restated, dated January 25, 2022
*10.9	First Amendment to 2015 Non-Qualified Employee Stock Purchase Plan
*10.10	Business Loan Agreement with First National Bankers Bank, dated March 10, 2021
*10.11	Form of 4.5% Fixed-to-Floating Subordinated Note Due 2021 issued on June 30, 2021
*10.12	Employment Agreement with Thomas G. Zernick, dated October 20, 2021
*10.13	Employment Agreement with Robin L. Oliver, dated October 20, 2021
14.1	Code of Ethics
21.1	Subsidiaries of Registrant
23.1	Consent of FORVIS LLP
31.1	Principal Executive Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
31.2	Principal Financial Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
101	Financial information from the Company’s Annual Report on Form 10-K for the year ended
December 31, 2022, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.
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

BAYFIRST FINANCIAL CORP.

Date:	March 27, 2023

By:	/s/ Anthony N. Leo
Anthony N. Leo
Chief Executive Officer (principal executive officer)

Date:	March 27, 2023

By:	/s/ Robin L. Oliver
Robin L. Oliver
Chief Financial Officer and Chief Operating Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Derek S. Berset Derek S. Berset	Director	3/27/2023
/s/ Mark S. Berset Mark S. Berset	Director	3/27/2023
/s/ Dennis R. DeLoach, III Dennis R. DeLoach, III	Director	3/27/2023
/s/ Alexander Harris Alexander Harris	Director	3/27/2023
/s/ Tarek Helal Tarek Helal	Director	3/27/2023
/s/ Anthony N. Leo Anthony N. Leo	Chief Executive Officer and Director (Principal Executive Officer)	3/27/2023
/s/ Robin L. Oliver Robin L. Oliver	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	3/27/2023
/s/ Christos Politis, M.D. Christos Politis, M.D.	Director	3/27/2023
/s/ Anthony Saravanos Anthony Saravanos	Director	3/27/2023
/s/ Bradly W. Spoor Bradly W. Spoor	Director	3/27/2023
/s/ Sheryl WuDunn Sheryl WuDunn	Director	3/27/2023
/s/ Thomas G. Zernick Thomas G. Zernick	President and Director	3/27/2023
/s/ Barbara Zipperian Barbara Zipperian	Director	3/27/2023