Form 10-Q
period 2023-03-31
BayFirst Financial Corp.
filed 2023-05-15
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 4,104,669 shares of common stock as of May 8, 2023.

BayFirst Financial Corp.

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

ACL: Allowance for Credit Losses	FDIA: Federal Deposit Insurance Act
AFS: Available for Sale	FDIC: Federal Deposit Insurance Corporation
AIO: Architecture, Infrastructure, and Operations	FFIEC: Federal Financial Institutions Examination Council
ALCO: Asset-Liability Committee	FHLB: Federal Home Loan Bank
ALLL: Allowance for Loan Losses	FNBB: First National Bankers Bank
AOCI: Accumulated Other Comprehensive Income	FRB: Federal Reserve Bank
ASC: FASB Accounting Standards Codification	FVO: Fair Value Option
ASU: FASB Accounting Standards Update	GAAP: Generally Accepted Accounting Principles
BHCA: Bank Holding Company Act of 1956, as amended	HFI: Held for Investment
BOLI: Bank Owned Life Insurance	HTM: Held to Maturity
BSA: Bank Secrecy Act of 1970	IRA: Individual Retirement Account
CAA: Consolidated Appropriations Act	JOBS Act: Jumpstart Our Business Startups Act of 2012
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	LGD: Loss Given Default
CBLR: Community Bank Leverage Ratio	LHFS: Loans Held for Sale
CDARS: Certificate of Deposit Account Registry Services	MMDA: Money Market Deposit Account
CECL: Current Expected Credit Losses	NOW: Negotiable Order of Withdrawal
CEO: Chief Executive Officer	NSPP: Non-Qualified Stock Purchase Plan
CET1: Common Equity Tier 1 Capital	OCC: Office of the Comptroller of the Currency
CFPB: Consumer Financial Protection Bureau	OLC: Officer Loan Committee
C&I: Commercial and Industrial	OREO: Other Real Estate Owned
CIK: Central Index Key	OTTI: Other-Than-Temporary Impairment
COVID-19: Coronavirus Disease 2019	PCAOB: Public Company Accounting Oversight Board
DCLC: Directors’ Credit and Loan Committee	PD: Probability of Default
DEI: Diversity, Equity, and Inclusion	PPP: Paycheck Protection Program
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	PPPLF: Paycheck Protection Program Liquidity Facility
DRIP: Dividend Reinvestment Plan	QIB: Qualified Institutional Buyer
EGC: Emerging Growth Company	ROU: Right of Use
EPS: Earnings per Share	SBA: Small Business Administration
Equity Plan: The Amended and Restated 2017 Equity Incentive Plan	SEC: U.S. Securities and Exchange Commission
ESG: Environmental, Social, and Governance	SOFR: Secured Overnight Financing Rate
ESOP: Employee Stock Ownership Plan	U.S.: United States
ESPP: Employee Stock Purchase Plan	USDA: United States Department of Agriculture
Exchange Act: Securities Exchange Act of 1934	USDA B&I: United States Department of Agriculture Business and Industry
FASB: Financial Accounting Standards Board	WARM: Weighted Average Remaining Life
FBCA: Florida Business Corporation Act

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Part I - Financial Information
Item 1. Financial Statements

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$3,766	$3,649
Interest-bearing deposits in banks	127,901	62,397
Cash and cash equivalents	131,667	66,046
Time deposits in banks	4,881	4,881
Investment securities available for sale, at fair value (amortized cost: $46,728 and $47,374 at March 31, 2023 and December 31, 2022, respectively)	42,435	42,349
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $18 and $0 (fair value: $2,242 and $4,755 at March 31, 2023 and December 31, 2022, respectively)	2,484	5,002
Nonmarketable equity securities	5,115	4,037
Government guaranteed loans held for sale	1,174	—
Government guaranteed loans held for investment, at fair value	69,047	27,078
Loans held for investment, at amortized cost, net of allowance for credit losses of $12,208 and $9,046	711,522	692,528
Accrued interest receivable	5,547	4,452
Premises and equipment, net	37,780	35,440
Loan servicing rights	11,625	10,906
Deferred income tax asset	1,338	980
Right-of-use operating lease assets	2,985	3,177
Bank owned life insurance	25,313	25,159
Other assets	16,421	15,649
Assets from discontinued operations	505	1,211
Total assets	$1,069,839	$938,895
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$106,622	$93,235
Interest-bearing transaction accounts	266,445	202,656
Savings and money market deposits	364,269	363,053
Time deposits	195,565	136,126
Total deposits	932,901	795,070
FRB and FHLB borrowings	25,000	25,000
Subordinated debentures	5,994	5,992
Notes payable	2,731	2,844
Accrued interest payable	860	704
Operating lease liabilities	3,209	3,538
Accrued expenses and other liabilities	7,738	12,205
Liabilities from discontinued operations	1,067	1,658
Total liabilities	979,500	847,011

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS CONTINUED
(Dollars in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Shareholders’ equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at March 31, 2023 and December 31, 2022; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at March 31, 2023 and December 31, 2022; aggregate liquidation preference of $3,210	3,123	3,123
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,098,805 and 4,042,474 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	54,003	53,023
Accumulated other comprehensive loss, net	(3,182)	(3,724)
Unearned compensation	(940)	(178)
Retained earnings	31,174	33,479
Total shareholders’ equity	90,339	91,884
Total liabilities and shareholders’ equity	$1,069,839	$938,895
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Interest income:
Loans, including fees	$13,071	$6,818
Interest-bearing deposits in banks and other	1,180	185
Total interest income	14,251	7,003
Interest expense:
Deposits	4,923	1,217
Borrowings	275	117
Total interest expense	5,198	1,334
Net interest income	9,053	5,669
Provision for credit losses	1,942	(2,400)
Net interest income after provision for credit losses	7,111	8,069
Noninterest income:
Loan servicing income, net	740	455
Gain on sale of government guaranteed loans, net	4,409	4,621
Service charges and fees	379	282
Government guaranteed loans fair value gain (loss)	3,574	(197)
Other noninterest income	346	504
Total noninterest income	9,448	5,665
Noninterest expense:
Salaries and benefits	7,835	7,549
Bonus, commissions, and incentives	804	377
Occupancy and equipment	1,163	967
Data processing	1,347	1,155
Marketing and business development	665	689
Professional services	897	1,154
Loan origination and collection	1,495	670
Employee recruiting and development	568	603
Regulatory assessments	99	69
Other noninterest expense	539	638
Total noninterest expense	15,412	13,871
Income (loss) from continuing operations before income taxes	1,147	(137)
Income tax expense (benefit) from continuing operations	280	(27)
Net income (loss) from continuing operations	867	(110)

Income (loss) from discontinued operations before income taxes	(170)	164
Income tax expense (benefit) from discontinued operations	(42)	41
Net income (loss) from discontinued operations	(128)	123

Net income	739	13
Preferred stock dividends	208	208
Net income available to (loss attributable to) common shareholders	$531	$(195)

BAYFIRST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) CONTINUED
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Basic earnings (loss) per common share:
Continuing operations	$0.16	$(0.08)
Discontinued operations	(0.03)	0.03
Total basic earnings (loss) per common share	$0.13	$(0.05)

Diluted earnings (loss) per common share:
Continuing operations	$0.16	$(0.08)
Discontinued operations	(0.03)	0.03
Total diluted earnings (loss) per common share	$0.13	$(0.05)
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$739	$13
Net unrealized gains (losses) on investment securities available for sale	732	(1,377)
Deferred income tax (expense) benefit	(190)	339
Other comprehensive income (loss), net	542	(1,038)
Comprehensive income (loss)	$1,281	$(1,025)
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Shares, Series A	Preferred Shares, Series B	Common Shares	Preferred Stock, Series A	Preferred Stock, Series B	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total
Balance at January 1, 2022	6,395	3,210	3,981,117	$6,161	$3,123	$51,496	$(420)	$(17)	$35,947	$96,290
Net income	—	—	—	—	—	—	—	—	13	13
Issuance of common stock, net	—	—	750	—	—	13	—	—	—	13
Repurchase of common stock	—	—	(2,212)	—	—	(49)	—	—	—	(49)
Exercise of stock options, net	—	—	401	—	—	—	—	—	—	—
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	33,117	—	—	713	—	(613)	—	100
Stock option expense	—	—	—	—	—	79	—	—	—	79
Other comprehensive loss, net	—	—	—	—	—	—	(1,038)	—	—	(1,038)
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(208)	(208)
Common stock ($0.08 per share)	—	—	—	—	—	—	—	—	(321)	(321)
Balance at March 31, 2022	6,395	3,210	4,013,173	$6,161	$3,123	$52,252	$(1,458)	$(630)	$35,431	$94,879

Balance at January 1, 2023	6,395	3,210	4,042,474	$6,161	$3,123	$53,023	$(3,724)	$(178)	$33,479	$91,884
Net income	—	—	—	—	—	—	—	—	739	739
Impact of ASC 326 Adoption	—	—	—	—	—	—	—	—	(2,508)	(2,508)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	4,980	—	—	83	—	—	—	83
Dividend reinvestment plan	—	—	4,953	—	—	84	—	—	—	84
Exercise of stock options, net	—	—	1,878	—	—	(34)	—	—	—	(34)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	44,520	—	—	813	—	(762)	—	51
Stock option expense	—	—	—	—	—	34	—	—	—	34
Other comprehensive income, net	—	—	—	—	—	—	542	—	—	542
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(208)	(208)
Common stock ($0.08 per share)	—	—	—	—	—	—	—	—	(328)	(328)
Balance at March 31, 2023	6,395	3,210	4,098,805	$6,161	$3,123	$54,003	$(3,182)	$(940)	$31,174	$90,339
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED (Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss) from continuing operations	$867	$(110)
Net income (loss) from discontinued operations	(128)	123
Net income	739	13
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets	533	396
Net securities premium amortization	20	40
Amortization of debt issuance costs	2	2
Amortization of premium (discount) on loans purchased	42	(4)
Provision for credit losses	1,942	(2,400)
Accretion of discount on unguaranteed loans	(481)	(411)
Deferred tax expense	283	303
Origination of government guaranteed loans held for sale	(1,174)	(1,445)
Proceeds from sales of government guaranteed loans held for sale	76,882	82,139
Net gains on sales of government guaranteed loans	(4,409)	(4,621)
Change in fair value of government guaranteed loans held for investment, at fair value	(3,574)	197
Amortization of loan servicing rights	878	697
Non-qualified stock purchase plan expense	7	25
Stock based compensation expense	85	154
Income from bank owned life insurance	(154)	(151)
Changes in:
Accrued interest receivable	(1,095)	455
Other assets	(581)	414
Accrued interest payable	156	(240)
Other liabilities	(5,009)	(3,627)
Net cash provided by operating activities of continuing operations	65,220	71,813
Net cash provided by (used in) operating activities of discontinued operations	(13)	33,904
Net cash provided by operating activities	65,207	105,717
Cash flows from investing activities:
Purchase of investment securities available for sale	—	(12,820)
Principal payments on investment securities available for sale	608	640
Principal payments on investment securities held to maturity	2,518	—
Net purchase of nonmarketable equity securities	(1,078)	307
Purchase of time deposits in banks	—	(1,500)
Purchase of government guaranteed and consumer loans	(35,640)	(18,800)
Loan (originations) and payments, net	(100,429)	(37,460)
Purchase of premises and equipment	(2,873)	(1,822)
Net cash used in investing activities	(136,894)	(71,455)

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED (Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Net change in deposits	137,831	48,444
Payments on notes payable	(113)	(113)
Net repayments of PPP Liquidity Facility borrowings	—	(69,654)
Proceeds from sale of common stock, net	126	13
Common share buyback - redeemed stock	—	(49)
Dividends paid on common stock	(328)	(321)
Dividends paid on preferred stock	(208)	(208)
Net cash provided by (used in) financing activities	137,308	(21,888)
Net change in cash and cash equivalents	65,621	12,374
Cash and cash equivalents, beginning of period	66,046	109,727
Cash and cash equivalents, end of period	$131,667	$122,101
Supplemental cash flow information
Interest paid	$5,042	$1,574
Income taxes paid	2	22
Supplemental noncash disclosures
Impact to retained earnings from adoption of ASC 326, net of tax	2,508	—
Net change in unrealized holding gain on investment securities available for sale	542	(1,038)
Transfer of government guaranteed loans held for investment to loans held for sale	74,070	77,747
See accompanying notes.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include BayFirst Financial Corp. and its wholly owned subsidiary, BayFirst National Bank, together referred to as “the Company”.
These unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles followed within the financial services industry for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information or notes required for complete financial statements. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements of BayFirst Financial Corp. for that period.
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
Operating results for the three month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2022 in the Company’s Annual Report filed on Form 10-K as well as changes to accounting policies which are described below. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The most significant estimates relate to the allowance for credit losses, government guaranteed loan servicing rights, and fair value of government guaranteed loans.
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
Contingencies: Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2023. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2023 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
Adoption on New Accounting Standards:
On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) along with its amendments, which replaces the incurred loss impairment methodology in past standards with the current expected credit loss methodology (“CECL”) and requires consideration of a broader range of information to determine credit loss estimates. The measurement of expected losses under the CECL methodology is applicable to financial assets measured at amortized cost, as well as unfunded commitments that are considered off-balance sheet credit exposures at the reporting date. The measurement is based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell.
The Company adopted Accounting Standards Codification (“ASC”) 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a decrease to retained earnings of $2,508, net of tax, comprised of a $3,125 increase in the allowance for credit losses combined with a $213 increase in reserve on unfunded commitments, as of January 1, 2023 for the cumulative effect of adopting ASC 326.
The impact of the January 1, 2023 adoption is summarized in the table below:

	January 1, 2023	December 31, 2022
Allowance for credit losses	As Reported Under	Pre-ASC 326	Impact of
	ASC 326	Adoption	ASC 326 Adoption
Assets
Securities HTM - corporate bonds	$18	$—	$18
Loans HFI, at amortized cost
Real estate - residential	2,210	731	1,479
Real estate - commercial	1,569	956	613
Real estate - construction and land	309	28	281
Commercial and industrial	7,298	6,182	1,116
Consumer and other	767	1,090	(323)
Unallocated	—	59	(59)
Loans HFI, at amortized cost total	12,153	9,046	3,107
Liabilities
Allowance for credit loss for unfunded commitments	724	511	213
Total	$12,877	$9,557	$3,320
ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2022-02”) eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans. The amendments in this Update became effective for the Company on January 1, 2023 for all interim and annual periods. The adoption of the provisions in this Update are applied prospectively and have resulted in additional disclosures concerning modifications of loans to borrowers experiencing financial difficulty, as well as disaggregated disclosure of charge-offs on loans. Please also see Note 5 – Allowance for Credit Losses for added disclosure concerning modifications of loans to borrowers experiencing financial difficulty, as well as current period gross charge-offs on financing receivables by year of origination and class of financing receivable.
Allowance for Credit Losses-Investment Securities:
The allowance for credit losses on held-to-maturity securities is a contra-asset valuation determined in accordance with ASC 326, which is deducted from the securities' amortized cost basis at the balance sheet date as a result of management's assessment of the net amount expected to be collected. The allowance is measured on a pooled basis for securities with similar risk characteristics using historical credit loss information, adjusted for current conditions and reasonable and supportable forecasts. Securities that are determined to be uncollectible are written off against the allowance.
For available-for-sale securities in an unrealized loss position ("impaired security"), we assess whether 1) we intend to sell the security, or, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. Under either of these scenarios above, the security's amortized cost is written down to fair value through a charge to previously recognized allowances or earnings, as applicable. For impaired securities that do not meet these conditions, we assess whether the decline in fair value was due to credit loss or other factors. This assessment considers,

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
among other things: 1) the extent to which the fair value is less than amortized cost, 2) the financial condition and near-term prospects of the issuer, 3) any changes to the rating of the security by a rating agency, and 4) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss component. Any impairment due to non-credit-related factors that has not been recorded through an allowance for credit losses is recognized in other comprehensive (loss) income. The discount rate used in determining the present value of the expected cash flows is based on the effective interest rate implicit in the security at the date of purchase.
The ACL on investment securities HTM is a contra-asset valuation that is deducted from the carrying amount of investment securities HTM to present the net amount expected to be collected. Investment securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our Consolidated Statements of Income in provision for credit losses. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and consider historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these investment securities are issued by a U.S.government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these investment securities. With regard to corporate bonds HTM, we consider the issuer’s bond rating or the average expected default frequency of the similar investment securities based on company size and industry for those investment securities that are not rated. Historical loss rates associated with investment securities having similar grades as those in our portfolio have been insignificant.
Accrued interest receivable is excluded from the amortized costs and fair values of both held-to-maturity and available-for-sale securities and included in accrued interest receivable on the Consolidated Balance Sheets. Investment securities are placed on non-accrual status when principal or interest is contractually past due more than ninety days, or management does not expect full payment of principal and interest. We do not record an allowance for credit losses for accrued interest on investment securities, as the amounts are written-off when the investment is placed on non-accrual status. There were no non-accrual investment securities in any of the periods presented in the consolidated financial statements.
Allowance for Credit Losses - Loans Held for Investment and Unfunded Commitments:
The ACL is a valuation account that is deducted from, or added to, the amortized cost basis of loans to present a net amount expected to be collected. The ACL excludes loans held for sale and loans accounted for under the fair value option. Loans are charged-off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
The Company’s ACL on loans is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company’s historical credit loss experience provides the basis for the estimation of expected credit losses. Management adjusts historical loss information for differences in current risk characteristics such as portfolio risk grading, delinquency levels, or portfolio mix as well as for changes in environmental conditions such as changes in unemployment rates. The allowance for losses on unfunded loan commitments is based on estimates of probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity and loss rates as determined for pooled funded loans. The allowance for credit losses on unfunded commitments is a liability account included in other liabilities. Management estimates these allowances quarterly.
The ACL is measured on a pooled basis when similar risk characteristics are present in the portfolio. The Company has identified portfolio segments based on loan pools with similar credit risk characteristics, which generally correspond to federal regulatory reporting codes, with separate consideration for the government guaranteed loans. The ACL model utilizes a PD/LGD methodology to measure the expected credit losses on government guaranteed loans and a WARM methodology for the remaining loans. The PD/LGD method estimates losses by utilizing estimated PD, LGD, and individual loan level exposure at default. The WARM model contemplates expected losses at a pool-level, utilizing historical loss information. Portions of government guaranteed loans have a government guarantee for credit losses, therefore, no allowance for credit losses has been recorded for those loan balances. In order to quantify the credit risk impact of other trends and changes within the loan portfolio, the Company utilizes qualitative adjustments to the modeled estimated loss approaches. These qualitative adjustments include: changes in lending policies, procedures, and strategies; changes in nature and volume of portfolio; staff experience; changes in volume and trends in classified loans, delinquencies, and nonaccrual; concentration risk; trends in underlying collateral value; external factors such as

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
competition, legal, regulatory; changes in quality of the loan review system; and economic conditions. Additionally, the Company uses reasonable and supportable forecasts utilizing data from the Federal Open Market Committee’s median forecasts of change in national GDP and of national unemployment.
Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the pooled evaluation. This generally occurs when, based on current information and events, it is probable that the Company will be unable to collect all interest and principal payments due according to the originally contracted, or reasonably modified, terms of the loan agreement.
Individually evaluated loans are evaluated for impairment and a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the rate implicit in the original loan agreement or at the fair value of collateral if repayment is expected solely from the collateral.
Expected credit losses are estimated over the contractual term of the loan, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless management has a reasonable expectation at the reporting date that a modification will be executed with an individual borrower or the extension or renewal options are included in the contract at the reporting date by the Company.
Past due status of loans is determined based on contractual terms. Commercial and residential loans are placed in nonaccrual status and interest accrual is discontinued if they become 90 days delinquent or there is evidence that the borrower’s ability to make the required payments is impaired. Other consumer and personal loans continue to accrue interest and are typically charged off no later than 120 days past due.
When interest accrual is discontinued, all unpaid accrued interest is reversed. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses.
The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although management believes that the processes in place for assessing the appropriate level of the allowance for credit losses are robust, such policies and procedures have limitations, including judgment errors in management’s risk analysis, and may not prevent unexpected losses in the future. Moreover, the CECL methodology may create more volatility in the level of our allowance for credit losses from quarter to quarter as changes in the level of allowance for credit losses will be dependent upon, among other things, macroeconomic forecasts and conditions, loan portfolio volumes and credit quality. These factors could have a material adverse effect on the Company’s business, financial condition and results of operations.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following is a summary of the assets and liabilities of the discontinued operations of the residential mortgage lending division at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Assets
Loans held for sale, at fair value	$—	$449
Loan servicing rights	—	201
Right-of-use operating lease asset	505	559
Accrued interest	—	2
Total assets	$505	$1,211
Liabilities
Operating lease liability	$1,067	$1,189
Other liabilities	—	469
Total liabilities	$1,067	$1,658
The following presents operating results of the discontinued operations of the residential mortgage lending division for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Interest income	$1	$737
Noninterest income	—	13,203
Total net revenue	1	13,940
Noninterest expense	171	13,776
Income (loss) from discontinued operations before income taxes	(170)	164
Income tax expense (benefit)	(42)	41
Net income (loss) from discontinued operations	$(128)	$123
NOTE 3 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale and investment securities held to maturity at March 31, 2023 and December 31, 2022 as well as carrying value and ACL of investment securities held to maturity at March 31, 2023 are summarized as follows:

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$9,705	$—	$(239)	$9,466
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,060	—	(634)	3,426
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	21,627	—	(3,296)	18,331
Corporate bonds	11,336	—	(124)	11,212
Total investment securities available for sale	$46,728	$—	$(4,293)	$42,435

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$2	$—	$—	$2	$—
Collateralized mortgage obligations:
Corporate bonds	2,500	—	(260)	2,240	18
Total investment securities held to maturity	$2,502	$—	$(260)	$2,242	$18

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$9,873	$—	$(268)	$9,605
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,133	—	(693)	3,440
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	22,031	—	(3,811)	18,220
Corporate bonds	11,337	—	(253)	11,084
Total investment securities available for sale	$47,374	$—	$(5,025)	$42,349

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$2	$—	$—	$2
Corporate bonds	5,000	—	(247)	4,753
Total investment securities held to maturity	$5,002	$—	$(247)	$4,755
The amortized cost and fair value of investment securities as of March 31, 2023 are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One to five years	$11,336	$11,212	$1,500	$1,392
Five to ten years	2,187	1,901	1,000	848
Beyond ten years	33,205	29,322	2	2
Total	$46,728	$42,435	$2,502	$2,242
No ACL for investment securities AFS was needed at March 31, 2023. Accrued interest receivable on securities AFS is excluded from the estimate of credit losses and is included in accrued interest in the Consolidated Balance Sheets.
As of March 31, 2023, there were no past due principal and interest payments associated with the HTM securities. An allowance for credit losses of $18 was recorded on corporate bonds HTM based on applying the long-term historical credit loss rate for similarly rated securities.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following table presents the activity in the allowance for credit losses for investment securities HTM by major security type for the three months ended March 31, 2023:

Corporate Bonds	March 31, 2023
Balance at beginning of period	$—
Impact of adopting ASC 326	18
Provision for credit losses	—
Investment securities charged-off	—
Investment securities recoveries	—
Balance at end of period	$18
The following table summarizes investment securities with unrealized losses at March 31, 2023 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Investment securities available for sale:
Asset-backed securities	$2,142	$(30)	$7,324	$(209)	$9,466	$(239)	3
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	3,426	(634)	3,426	(634)	2
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	18,331	(3,296)	18,331	(3,296)	7
Corporate bonds	3,830	(35)	7,382	(89)	11,212	(124)	5
Total investment securities available for sale	$5,972	$(65)	$36,463	$(4,228)	$42,435	$(4,293)	17

Investment securities held to maturity:
Corporate bonds	$2,242	$(260)	$—	$—	$2,242	$(260)	3
Total investment securities held to maturity	$2,242	$(260)	$—	$—	$2,242	$(260)	3

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following table summarizes investment securities with unrealized losses at December 31, 2022 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Investment securities available for sale:
Asset-backed securities	$2,156	$(103)	$7,449	$(165)	$9,605	$(268)	3
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	3,440	(693)	3,440	(693)	2
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	4,188	(383)	14,103	(3,428)	18,291	(3,811)	7
Corporate bonds	11,085	(253)	—	—	11,085	(253)	5
Total investment securities available for sale	$17,429	$(739)	$24,992	$(4,286)	$42,421	$(5,025)	17

Investment securities held to maturity:
Corporate bonds	$4,982	$(247)	$—	$—	$4,982	$(247)	4
Total investment securities held to maturity	$4,982	$(247)	$—	$—	$4,982	$(247)	4
No investment securities were pledged as of March 31, 2023 or December 31, 2022, and there were no sales of investment securities during the three months ended March 31, 2023 or during the year ended December 31, 2022.
NOTE 4 – LOANS
Loans held for investment, at amortized cost, at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Real estate:
Residential	$214,638	$202,329
Commercial	239,720	231,281
Construction and land	11,069	9,320
Commercial and industrial	199,721	194,643
Commercial and industrial - PPP	18,430	19,293
Consumer and other	32,697	37,288
Loans held for investment, at amortized cost, gross	716,275	694,154
Deferred loan costs, net	10,678	10,740
Discount on government guaranteed loans sold(1)	(6,046)	(5,621)
Premium on loans purchased, net	2,823	2,301
Allowance for credit losses	(12,208)	(9,046)
Loans held for investment, at amortized cost	$711,522	$692,528
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 5 - ALLOWANCE FOR CREDIT LOSSES
On January 1, 2023, the Company adopted ASU 2016-13, or CECL, using the modified retrospective method for all of its loans measured at amortized cost. With the adoption of CECL, the Company elected to exclude accrued interest from the amortized cost basis of loans.
The following schedule presents the activity in the allowance for credit losses by loan segment for the three months ended March 31, 2023 and March 31, 2022:

Three Months Ended	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and other	Unallocated	Total
March 31, 2023
Beginning Balance	$731	$956	$28	$6,182	$1,090	$59	$9,046
Impact of adopting ASC 326	1,479	613	281	1,116	(323)	(59)	3,107
Charge-offs	—	—	—	(1,408)	(665)	—	(2,073)
Recoveries	—	2	—	117	67	—	186
Provision	148	124	(55)	1,209	516	—	1,942
Ending Balance	$2,358	$1,695	$254	$7,216	$685	$—	$12,208
March 31, 2022
Beginning Balance	$1,437	$2,349	$241	$9,202	$154	$69	$13,452
Charge-offs	—	—	—	(1,031)	(15)	—	(1,046)
Recoveries	—	8	—	153	3	—	164
Provision	(769)	(838)	(117)	(1,004)	287	41	(2,400)
Ending Balance	$668	$1,519	$124	$7,320	$429	$110	$10,170
On January 1, 2023 the Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, or CECL which significantly changed the credit losses estimation model for loans. The ACL represents management’s best estimate of future lifetime expected losses on its held for investment loan portfolio. The Company calculates its ACL by estimating expected credit losses on a collective basis for loans that share similar risk characteristics. Loans that do not share similar risk characteristics with other loans are evaluated for credit losses on an individual basis. The Company uses a combination of a modeled and non-modeled approach that incorporates current and future economic conditions to estimate lifetime expected losses on a collective basis.
The Company’s ACL model utilizes a PD/LGD methodology to measure the expected credit losses on government guaranteed loans and a WARM methodology for the remaining loans. The PD/LGD method estimates losses by utilizing estimated PD, LGD, and individual loan level exposure at default. The WARM model contemplates expected losses at a pool-level, utilizing historical loss information. Portions of government guaranteed loans have a government guarantee for credit losses, therefore, no allowance for credit losses has been recorded for those loan balances. In order to quantify the credit risk impact of other trends and changes within the loan portfolio, the Company utilizes qualitative adjustments to the modeled estimated loss approaches. These qualitative adjustments include: changes in lending policies, procedures, and strategies; changes in nature and volume of portfolio; staff experience; changes in volume and trends in classified loans, delinquencies, and nonaccrual; concentration risk; trends in underlying collateral value; external factors such as competition, legal, regulatory; changes in quality of the loan review system; and economic conditions. In addition to this, the Company uses reasonable and supportable forecasts utilizing data from the Federal Open Market Committee’s median forecasts of change in national GDP and of national unemployment.
Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the pooled evaluation. This generally occurs when, based on current information and events, it is probable that the Company will be unable to collect all interest and principal payments due according to the originally contracted, or reasonably modified, terms of the loan agreement.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Individually evaluated loans are evaluated for impairment and a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the rate implicit in the original loan agreement or at the fair value of collateral if repayment is expected solely from the collateral.
See Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ACL methodology.
The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The allowance for credit losses on unfunded loan commitments is based on estimates of probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity and loss rates as determined for pooled funded loans. As of March 31, 2023 and December 31, 2022, the reserves for unfunded commitments recorded in other liabilities was $798 and $511, respectively.
The following table presents the recorded investment in nonaccrual and loans past due over 89 days still on accrual by loan segment at March 31, 2023 and December 31, 2022. In the following table, the recorded investment does not include the government guaranteed balance.

March 31, 2023	Nonaccrual with no ACL	Nonaccrual with ACL	Loans Past Due Over 89 Days Still Accruing
Real estate - residential	$—	$380	$320
Real estate - commercial	35	715	—
Commercial and industrial	—	2,176	—
Consumer and other	—	—	168
Total	$35	$3,271	$488

December 31, 2022	Nonaccrual	Loans Past Due Over 89 Days Still Accruing
Real estate - commercial	$1,563	$—
Commercial and industrial	1,854	—
Consumer and other	—	254
Total	$3,417	$254
A financial asset is considered collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraised value. The following table presents the amortized cost basis of individually analyzed collateral dependent loans by loan portfolio segment as of March 31, 2023:

	Type of Collateral	ACL
	Business Assets
Commercial and industrial	$1,500	$206

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following table presents the aging of the recorded investment in past due gross loans HFI at amortized cost at March 31, 2023 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$639	$700	$1,339	$213,299	$214,638
Real estate - commercial	579	651	1,230	238,490	239,720
Real estate - construction and land	—	—	—	11,069	11,069
Commercial and industrial	1,839	2,080	3,919	195,802	199,721
Commercial and industrial - PPP	—	—	—	18,430	18,430
Consumer and other	762	168	930	31,767	32,697
Total	$3,819	$3,599	$7,418	$708,857	$716,275
(1) $709 of balances 30-89 days past due and $2,540 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee. Of those loans, $1,097 of commercial and industrial PPP loans were delinquent as of March 31, 2023.

The following table presents the aging of the recorded investment in past due gross loans HFI at amortized cost at December 31, 2022 by loan segment:

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
(1) $1,904 of balances 30-89 days past due and $4,288 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee, and $1,302 of commercial and industrial PPP loans were primarily due to delinquencies from borrowers with only a PPP loan and no other Bank product. These borrowers were non-responsive to requests for forgiveness applications and payments, and applications were subsequently submitted to the SBA for their 100% guarantee purchase from the Bank.

Modifications to Borrowers Experiencing Financial Difficulty
For the three months ended March 31, 2023, there were no loan modifications to borrowers experiencing financial difficulty and no loan modifications that subsequently defaulted during the period.

Troubled Debt Restructurings
At December 31, 2022, the Company had no loans classified as a troubled debt restructuring.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The table below sets forth credit exposure for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at March 31, 2023:

					Revolving	Revolving
					Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year				Amortized	Converted
	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$21,792	$87,000	$54,494	$71,607	$4,065	$—	$238,958
Special mention	—	—	—	—	—	—	—
Substandard	—	—	74	688	—	—	762
Doubtful	—	—	—	—	—	—	—
Total real estate - commercial loans	$21,792	$87,000	$54,568	$72,295	$4,065	$—	$239,720
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—

Real estate - construction and land
Risk Rating
Pass	$—	$7,048	$3,637	$384	$—	$—	$11,069
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total real estate - construction and land loans	$—	$7,048	$3,637	$384	$—	$—	$11,069
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$25,194	$72,465	$18,613	$73,095	$7,115	$—	$196,482
Special mention	—	—	—	818	—	—	818
Substandard	—	163	14	2,183	—	—	2,360
Doubtful	—	—	—	8	53	—	61
Total commercial and industrial loans	$25,194	$72,628	$18,627	$76,104	$7,168	$—	$199,721
Current period gross write offs	$—	$89	$80	$1,130	$—	$—	$1,299

Commercial and industrial - PPP
Risk Rating
Pass	$—	$9	$2,280	$16,141	$—	$—	$18,430
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total commercial and industrial - PPP loans	$—	$9	$2,280	$16,141	$—	$—	$18,430
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The Company considers the performance of the loan portfolio to determine its impact on the allowance for credit losses. For residential and consumer loans classes, the Company evaluates credit quality based on the aging status of the loan by payment activity. The following table presents the amortized costs at March 31, 2023 in residential and consumer loans based on payment activity.

					Revolving	Revolving
					Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year				Amortized	Converted
	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$11,426	$84,792	$25,384	$23,272	$69,064	$—	$213,938
Nonperforming	—	205	—	175	320	—	700
Total real estate - residential loans	$11,426	$84,997	$25,384	$23,447	$69,384	$—	$214,638
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Payment Performance
Performing	$464	$29,822	$1,446	$267	$530	$—	$32,529
Nonperforming	—	142	26	—	—	—	168
Total consumer and other loans	$464	$29,964	$1,472	$267	$530	$—	$32,697
Current period gross write offs	$—	$658	$4	$3	$—	$—	$665
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses using incurred losses methodology. The following tables are disclosures related to loans in prior periods.
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by loan segment and based on impairment method at December 31, 2022. The government guaranteed loan balances are included in the collectively evaluated for impairment balances.

	Real Estate- Residential	Real Estate- Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$74	$—	$499	$—	$—	$—	$573
Collectively evaluated for impairment	731	882	28	5,683	—	1,090	59	8,473
Total	$731	$956	$28	$6,182	$—	$1,090	$59	$9,046
Loans:
Individually evaluated for impairment	$—	$1,563	$—	$1,854	$—	$—	$—	$3,417
Collectively evaluated for impairment	202,329	229,718	9,320	192,789	19,293	37,288	—	690,737
Total	$202,329	$231,281	$9,320	$194,643	$19,293	$37,288	$—	$694,154
The following table presents information related to impaired loans by loan segment at and for the three months ended March 31, 2022:

	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate - commercial	$2,193	$2,193	$—	$1,732	$20	$—
Subtotal	2,193	2,193	—	1,732	20	—
With an allowance recorded:
Real estate - commercial	91	91	39	584	—	—
Commercial and industrial	856	856	856	902	—	—
Subtotal	947	947	895	1,486	—	—
Total	$3,140	$3,140	$895	$3,218	$20	$—
For purposes of the impaired loans by loan segment tables above, the unpaid principal balance and recorded investment do not include the government guaranteed balance. The government guaranteed balances of impaired loans at December 31, 2022 were $6,797.
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
Residential Loans Held for Sale: The Company had elected to account for residential loans held for sale at fair value. The fair value of loans held for sale was determined using either actual quoted prices for the assets (Level 1) whenever possible or quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2). The fair value gain (loss) on loans held for sale is included in discontinued operations in the Consolidated Statements of Income.
Government Guaranteed Loans Held for Investment, at Fair Value: The Company has elected to account for certain government guaranteed loans held for investment at fair value. Fair value is calculated based on the present value of estimated future payments (Level 3). The valuation model uses interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future payments. Whenever available, the present value is validated against available market data.
Mortgage Banking Derivatives: Mortgage banking derivatives used in the ordinary course of business primarily consisted of best efforts forward sales contracts. The fair value of best efforts forward sales contracts was measured using market observable inputs that were adjusted using unobservable inputs including duration, spread, and pull-through rates (Level 3).
Individually Evaluated Loans: Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Loans are considered collateral dependent when the Company has determined that foreclosure of the collateral is probable or when a borrower is experiencing financial difficulty and the loan is expected to be repaid substantially through the operation or sale of collateral. A collateral dependent loan’s ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan’s collateral is determined by appraisals, independent valuation, or management’s estimation of fair value which is then adjusted for the cost related to liquidation of the collateral. Collateral dependent loans are generally classified as Level 3 based on management’s judgment and estimation.
Government Guaranteed Loan Servicing Rights: The fair value of government guaranteed servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. There were no government guaranteed loan servicing rights carried at fair value at March 31, 2023 and December 31, 2022. On a quarterly basis, government guaranteed loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value.
Assets measured at fair value on a recurring basis at March 31, 2023 are summarized below. There were no liabilities carried at fair value on a recurring basis at March 31, 2023.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$42,435	$—	$42,435
Government guaranteed loans held for investment, at fair value	—	—	69,047	69,047

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Assets and liabilities measured at fair value on a recurring basis at December 31, 2022 are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$42,349	$—	$42,349
Residential loans held for sale (1)	449	—	—	449
Government guaranteed loans held for investment, at fair value	—	—	27,078	27,078
Best efforts forward sales contracts (1)	—	—	—	—
(1) Classified as assets from discontinued operations or liabilities from discontinued operations on the consolidated balance sheet.
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the reported periods.
Financial Instruments Recorded Using Fair Value Option
The Company has elected the fair value option for residential loans held for sale. These loans are intended for sale and are classified as assets from discontinued operations on the consolidated balance sheet. The Company believes that the fair value is the best indicator of the resolution of these loans. Interest income from discontinued operations is recorded based on the contractual term of the loan and in accordance with the Company’s policy on loans held for investment. There were no residential loans held for sale as of March 31, 2023. None of these loans were 90 days or more past due or on nonaccrual at December 31, 2022.
The aggregate fair value, contractual balance, and gain at December 31, 2022 for residential loans held for sale from discontinued operations were as follows:

December 31, 2022
Aggregate fair value	$449
Contractual balance	434
Gain	$15
The total amount of interest income from discontinued operations and losses from changes in fair value included in earnings for the three months ended March 31, 2023 and March 31, 2022 for residential loans held for sale from discontinued operations were as follows:

	Three Months Ended March 31,
	2023	2022
Interest income	$1	$737
Change in fair value	(15)	(2,999)
Total loss	$(14)	$(2,262)
The Company also elected the fair value option for certain of its government guaranteed loans as the Company believed that fair value was the best indicator of the resolution of those loans at that time. Depending on market conditions and liquidity needs of the Company, management determines whether it is advantageous to hold or sell government guaranteed loans on a loan-by-loan basis. The portion of these loans guaranteed by the government are generally readily marketable in the secondary market and the portion of the loans that are not guaranteed may be sold periodically to other third party financial institutions. Interest income on these loans is recorded based on the contractual term of the loan and in accordance with the Company’s policy on other loans held for investment.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The aggregate fair value, contractual balance, and gain at March 31, 2023 and December 31, 2022 for government guaranteed loans held for investment, at fair value, were as follows:

	March 31, 2023	December 31, 2022
Aggregate fair value	$69,047	$27,078
Contractual balance	65,827	26,201
Gain	$3,220	$877
The total amount of gains and losses from changes in fair value and interest income included in earnings for the three months ended March 31, 2023 and March 31, 2022 for government guaranteed loans held for investment, at fair value, were as follows:

	Three Months Ended March 31,
	2023	2022
Interest income	$2,041	$158
Change in fair value	3,574	(197)
Total gain (loss)	$5,615	$(39)
Changes in fair value for government guaranteed loans held for investment, at fair value, were included in Government guaranteed loans fair value gain (loss) on the Consolidated Statements of Income.
The table below presents a reconciliation of government guaranteed loans held for investment, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Balance of government guaranteed loans held for investment at fair value, beginning of period	$27,078	$9,614
New government guaranteed originations at fair value	51,980	—
Loans sold	(10,727)	—
Principal payments	(2,749)	(648)
Charge-offs	(109)	—
Total gains (losses) during the period	3,574	(197)
Balance of government guaranteed loans held for investment at fair value, end of period	$69,047	$8,769
The Company’s valuation of government guaranteed loans held for investment, at fair value, was supported by an analysis prepared by an independent third party and approved by management. The approach to determine fair value involved several steps: 1) identifying each loan’s unique characteristics, including balance, payment type, term, coupon, age, and principal and interest payment; 2) projecting these loan level characteristics for the life of each loan; and 3) performing discounted cash flow modeling.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of government guaranteed loans held for investment, at fair value, interest rate lock commitments, and best efforts forward sales contracts falling within Level 3 of the fair value hierarchy at March 31, 2023 and December 31, 2022:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
March 31, 2023
Government guaranteed loans held for investment,	$69,047	Discounted	Discount rate	6.91%-10.41% (7.85%)
at fair value		cash flow	Conditional prepayment rate	8.31%-9.89% (8.69%)
December 31, 2022
Government guaranteed loans held for investment,	$27,078	Discounted	Discount rate	5.50%-10.00% (8.00%)
at fair value		cash flow	Conditional prepayment rate	8.66%-10.15% (8.95%)
Best efforts forward sales contracts (1)	$0	Quoted market prices	Pull-through expectations	100.00% (100.00%)
The significant unobservable inputs impacting the fair value measurement of government guaranteed loans held for investment, at fair value, include discount rates and conditional prepayment rates. Increases in discount rates or prepayment rates would result in a lower fair value measurement. Although the prepayment rate and discount rate are not directly interrelated, they generally move in opposite directions. The discount rates and conditional prepayment rates were weighted by the relative principal balance outstanding of these loans.
Assets measured at fair value on a nonrecurring basis at March 31, 2023 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount
Individually evaluated loans	$1,294	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Assets measured at fair value on a nonrecurring basis at December 31, 2022 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount
Impaired loans	$1,355	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at March 31, 2023 and December 31, 2022 are as follows:

		March 31, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$131,667	$131,667	$66,046	$66,046
Time deposits in banks	2	4,881	4,730	4,881	4,714
Investment securities held to maturity	2	2,484	2,242	5,002	4,755
Nonmarketable equity securities, at cost	2	5,115	5,115	5,537	5,537
Government guaranteed loans held for sale	2	1,174	1,285	—	—
Loans held for investment, at amortized cost	3	711,522	696,977	692,528	687,365
Accrued interest receivable (1)	3	5,547	5,547	4,454	4,454
Government guaranteed loan servicing rights	3	11,625	13,122	10,906	13,051
Mortgage loan servicing rights(2)	3	—	—	201	201
Liabilities:
Noninterest-bearing deposits	2	$106,622	$106,622	$93,235	$93,235
Interest-bearing transaction accounts	2	266,445	266,445	202,656	202,656
Savings and money market deposits	2	364,269	364,269	363,053	363,053
Time deposits	2	195,565	193,936	136,126	134,564
FRB and FHLB borrowings	2	25,000	25,000	25,000	25,000
Subordinated debentures	2	5,994	5,296	5,992	5,270
Notes payable	2	2,731	2,710	2,844	2,843
Accrued interest payable	2	860	860	704	704
(1) Includes balances of $2 classified as assets from discontinued operations on the consolidated balance sheet as of December 31, 2022.
(2) Classified as assets from discontinued operations on the consolidated balance sheet.
NOTE 7 – GOVERNMENT GUARANTEED LOAN SERVICING ACTIVITIES
At March 31, 2023 and December 31, 2022, the principal balance of government guaranteed loans, excluding PPP loans, retained by the Company was $350,486 and $300,219, respectively, of which $177,962 and $139,587 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of government guaranteed loans serviced for others requiring recognition of a servicing asset were $693,920 and $660,600 at March 31, 2023 and December 31, 2022, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Activity for government guaranteed loan servicing rights for the three months ended March 31, 2023 and March 31, 2022 follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Beginning of period	$10,906	$6,407
Additions	1,597	1,689
Amortization	(878)	(697)
End of period	$11,625	$7,399
The fair value of government guaranteed loan servicing rights was $13,122 and $13,051 at March 31, 2023 and December 31, 2022, respectively. Fair value was determined using a weighted average discount rate of 14.88% and a weighted average prepayment speed of 9.87% at March 31, 2023. Fair value was determined using a weighted average discount rate of 14.88% and a weighted average prepayment speed of 9.93% at December 31, 2022. The government guaranteed loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain on sale of government guaranteed loans, excluding sale of PPP loans, for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Gain on sale of guaranteed government guaranteed loans	$2,812	$3,236
Loss on sale of unguaranteed government guaranteed loans	—	(348)
Costs recognized on sale of government guaranteed loans	—	44
Fair value of servicing rights created	1,597	1,689
Gain on sale of government guaranteed loans, net	$4,409	$4,621
NOTE 8 - PREMISES AND EQUIPMENT
Premises and equipment at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Land and improvements	$5,352	$4,488
Building and improvements	17,137	13,131
Leasehold improvements	3,293	2,833
Furniture, fixtures, and equipment	7,130	6,520
Fixed assets in process	11,359	14,716
Total premises and equipment	44,271	41,688
Accumulated depreciation and amortization	(6,491)	(6,248)
Net premises and equipment (1)	$37,780	$35,440
(1)There were no premises and equipment assets classified as assets from discontinued operations as of March 31, 2023 or December 31, 2022.
Depreciation and amortization expense including expense from discontinued operations was $533 and $495 for the three months ended March 31, 2023 and March 31, 2022, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 9 – LEASES
For the three months ended March 31, 2023 and March 31, 2022, the components of total lease cost and supplemental information related to operating leases were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$342	$387
Short-term lease cost	—	136
Total lease cost, net (1)	$342	$523
(1) Includes lease costs reported as discontinued operations of $61 and $323 for the three months ended March 31, 2023 and March 31, 2022, respectively.

	Three Months Ended March 31,
	2023	2022
Cash flows related to operating lease liabilities	$381	$380
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
At March 31, 2023, the weighted average discount rate of operating leases was 2.29% and the weighted average remaining life of operating leases was 3.66 years.
The future minimum lease payments for operating leases, subsequent to March 31, 2023, as recorded on the balance sheet, are summarized as follows:

2023	$972
2024	1,238
2025	1,029
2026	832
2027	413
Thereafter	—
Total undiscounted lease payments	$4,484
Less: imputed interest	(208)
Net lease liabilities	$4,276
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Based on the analysis, the Company concluded that the ROU assets for these offices were impaired and had a remaining ROU carrying value of $505 as of March 31, 2023. The analyses resulted in no additional impairment for the three months ended March 31, 2023.
NOTE 10 – OTHER BORROWINGS
At March 31, 2023, the Company had a short-term FHLB borrowing of $25,000 at 5.07% and no borrowings from the FRB. There were $25,000 of borrowings at 4.50% from the FRB and no borrowings from the FHLB at December 31, 2022.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the bank were to obtain would be secured by a blanket lien on $261,887 of real estate-related loans as of March 31, 2023. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to
$131,153 from the FHLB at March 31, 2023.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $61,941 of commercial loans as of March 31, 2023. FRB short-term borrowings bear interest at variable rates based on the Federal Open Market Committee's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to an additional $41,340 from the FRB at March 31, 2023.
In June 2021, the Company issued $6,000 of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. These Debentures were issued to redeem a $6,000 Subordinated Debenture which was issued in December 2018 and carried interest at a rate of 6.875% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5,994 and $5,992 at March 31, 2023 and December 31, 2022, respectively.
In March 2020, the Company renegotiated the terms of its outstanding senior debt and combined its line of credit and term note into one amortizing note with quarterly principal and interest payments with interest at Prime (8.00% at March 31, 2023). The note matures on March 10, 2029 and the balance of the note was $2,731 and $2,844 at March 31, 2023 and December 31, 2022, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. As of March 31, 2023, the Company was in compliance with all financial debt covenants.
NOTE 11 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock and stock options. Total compensation cost charged against income related to the Equity Plan was $147 and $179 for the three months ended March 31, 2023 and March 31, 2022, respectively.
Restricted Stock
The Company awarded shares of restricted common stock to certain employees for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.
A summary of changes in the Company’s nonvested restricted shares for the three months ended March 31, 2023 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2023	22,000	$21.52
Granted	46,175	18.30
Vested	(13,860)	21.45
Forfeited	(1,655)	19.40
Nonvested at March 31, 2023	52,660	$18.75

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
At March 31, 2023, there was $940 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the three months ended March 31, 2023 and March 31, 2022 was $251 and $70, respectively.
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
A summary of the activity in the Equity Plan for the three months ended March 31, 2023 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	405,688	$15.67
Exercised	(30,375)	15.71
Forfeited	(5,115)	15.53
Outstanding at March 31, 2023	370,198	$15.67	6.42	$152
Vested and exercisable at March 31, 2023	321,957	$15.77	6.28	$121
There were no options granted during the three months ended March 31, 2023 or March 31, 2022. Total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan was $153 at March 31, 2023. This cost is expected to be recognized over a weighted average period of 1.78 years.
NOTE 12 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. During the three months ended March 31, 2023, 4,953 shares were purchased at an average price of $17.01. During the three months ended March 31, 2022, no shares were purchased.
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the three months ended March 31, 2023 and March 31, 2022 was $7 and $25, respectively.
The Company has a Salary Continuation Agreement (the “Agreement”) with an executive officer. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. The liability recorded for the Agreement was $339 and $336 at March 31, 2023 and December 31, 2022, respectively, and the related expense for the three months ended March 31, 2023 and March 31, 2022 was $4 and $19, respectively.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of each employee’s salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. Expense recognized in relation to the 401(k) plan was $240 and $660 for the three months ended March 31, 2023 and March 31, 2022, respectively. The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the plan.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The Company has an ESOP for eligible employees. Each year, the Company’s Board of Directors may approve a discretionary percentage of employees’ salaries to be contributed to the ESOP for eligible employees. In 2021, the ESOP trust acquired 14,154 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 11,323 unallocated shares remaining as of March 31, 2023. The ESOP trust’s outstanding loan, which is secured by the unallocated shares, bears a fixed interest rate equal to Prime Rate as of the note date, which was 3.25%. The note requires an annual payment of principal and interest through December 2026. The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The Board did not approve any contributions in 2022. There was no expense related to the ESOP for the three months ended March 31, 2023. Expense related to the ESOP was $192 for the three months ended March 31, 2022.
The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the ESOP.
NOTE 13 - INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax. In the ordinary course of business, they are routinely subject to audit by the Internal Revenue Service. Currently, the Company is subject to examination by taxing authorities for the 2020 tax return year and forward.
A reconciliation of expected income tax expense (benefit) using the federal statutory rate of 21% for the three months ended March 31, 2023 and March 31, 2022 and actual income tax expense (benefit) is as follows:

	Three Months Ended March 31,
	2023	2022
Federal tax based on federal corporate statutory rate	$241	$(29)
State tax, net of federal effect	37	(1)
Changes resulting from:
BOLI income	(6)	(32)
Other, net	8	35
Income tax expense (benefit) from continuing operations	280	(27)
Income tax (benefit) expense from discontinued operations	(42)	41
Total income tax expense (benefit)	$238	$14
NOTE 14 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met all capital adequacy requirements to which it was subject at March 31, 2023 and December 31, 2022.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s classification.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Actual and required capital amounts and ratios for the Bank are presented below at March 31, 2023:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$107,929	14.12%	$61,150	8.00%	$76,437	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$98,352	12.87%	$45,862	6.00%	$61,150	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$98,352	12.87%	$34,397	4.50%	$49,684	6.50%
Tier 1 Capital
(to Average Assets)	$98,352	10.18%	$38,657	4.00%	$48,322	5.00%
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2022:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$108,307	15.00%	$57,767	8.00%	$72,209	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$99,269	13.75%	$43,325	6.00%	$57,767	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$99,269	13.75%	$32,494	4.50%	$46,936	6.50%
Tier 1 Capital
(to Average Assets)	$99,269	10.79%	$36,816	4.00%	$46,020	5.00%
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
NOTE 15 – MORTGAGE BANKING ACTIVITIES - DISCONTINUED OPERATIONS
The following table presents the components of the residential loan fee income from discontinued operations for the three months March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Net gain realized on sale of residential loans held for sale	$15	$9,070
Net change in fair value recognized on residential loans held for sale	(15)	(2,999)
Net change in fair value recognized on interest rate lock commitments	—	(1,332)
Net change in fair value recognized on mandatory and best efforts forward sales contracts	—	6,945
Mortgage banking fees	—	1,507
Residential loan fee income from discontinued operations	$—	$13,191

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Prior to the discontinuance of the nation wide mortgage operations, the Company entered into interest rate lock commitments, which were commitments to originate loans where the interest rate on the loan was determined prior to funding and the clients had locked into that interest rate. The Company then locked in the loan and interest rate with an investor and committed to deliver the loan if settlement occurred (“best efforts”) or committed to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. It was the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments were entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Interest rate lock commitments and mandatory commitments to deliver loans to investors were considered derivatives.
There were no mortgage banking derivatives outstanding as of March 31, 2023. The following table reflects the amount and fair value of mortgage banking derivatives included in the assets and liabilities from discontinued operations on the Consolidated Balance Sheets at December 31, 2022:

	December 31, 2022
	Notional Amount	Fair Value
Included in other assets from discontinued operations:
Best efforts forward sales contracts	$221	$—
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
The contractual amounts of financial instruments with off-balance sheet risk at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Unfunded loan commitments	$30,218	$23,512
Unused lines of credit	154,198	134,366
Standby letters of credit	237	244
All unused lines of credit at March 31, 2023 and December 31, 2022 were variable rate lines of credit and the majority of unfunded loan commitments at March 31, 2023 and December 31, 2022 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At March 31, 2023 and December 31, 2022, ACL for off-balance sheet loan commitments totaled $798 and $511, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 17 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Basic:
Income from continuing operations	$867	$(110)
Income (loss) from discontinued operations	(128)	123
Net income (loss)	$739	$13
Less: Preferred stock dividends	208	208
Net income available to (loss attributable to) common shareholders	$531	$(195)
Weighted average common shares outstanding	4,080,683	4,003,499

Basic earnings (loss) per common share:
Continuing operations	$0.16	$(0.08)
Discontinued operations	$(0.03)	$0.03
Total	$0.13	$(0.05)

Diluted:
Income from continuing operations	$867	$(110)
Income (loss) from discontinued operations	(128)	123
Net income (loss)	$739	$13
Less: Preferred stock dividends	208	208
Add: Series B preferred stock dividends	—	—
Net income available to (loss attributable to) common shareholders	$531	$(195)
Weighted average common shares outstanding for basic earnings per common share	4,080,683	4,003,499
Add: Dilutive effects of conversion of Series B preferred stock to common stock	—	—
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—
Average shares and dilutive potential common shares	4,080,683	4,003,499

Diluted earnings (loss) per common share:
Continuing operations	$0.16	$(0.08)
Discontinued operations	$(0.03)	$0.03
Total	$0.13	$(0.05)
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS to the extent the impact of such exchange would not be anti-dilutive. For the three months ended March 31, 2023 and March 31, 2022, 202,686 and 227,928, respectively, of potential shares of common stock issuable upon the potential exercise of outstanding convertible Series B preferred stock, stock options and warrants were excluded from diluted earnings (loss) per share because the effect would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is an analysis of the results of operations for the three months ended March 31, 2023 and March 31, 2022 and financial condition as of March 31, 2023 and December 31, 2022. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.
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
As a one-bank holding company, the Company generates most of its revenue from interest on loans and gain-on-sale income derived from the sale of loans into the secondary market. The primary source of funding for its loans is deposits. The Company is dependent on noninterest income, which is derived primarily from net gain on the sales of the guaranteed portion of government guaranteed loans. The largest expenses are interest on those deposits and borrowings, professional fees, and salaries and commissions plus related employee benefits. The Company measures its performance through its net interest income after provision for credit losses, return on average assets, and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.
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
Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At March 31, 2023, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing the consolidated financial statements were the policies related to the allowance for credit losses, and fair value measurement of investment securities, government guaranteed servicing rights and government guaranteed loans held for investment at fair value, which are discussed more fully below.
Allowance for Credit Losses
The allowance for credit losses is calculated with the objective of maintaining a reserve sufficient to absorb estimated losses. Management's determination of the appropriateness of the allowance is based on periodic evaluations of the loan portfolio, lending-related commitments, and other relevant factors. This evaluation is inherently subjective as it requires numerous estimates, including the loss for internal risk ratings, collateral values, and the amounts and timing of expected future cash flows. The Company’s ACL on loans is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In addition, management may include qualitative adjustments intended to capture the impact of other uncertainties in the lending environment such as underwriting standards, current economic and political conditions, and other factors affecting the credit quality. Changes to one or more of the estimates used could result in a different estimated allowance for credit losses.
Fair Value Measurements
Investments and certain government guaranteed loans are recorded at fair value on a recurring basis. Additionally, from time to time, other assets and liabilities may be recorded at fair value on a nonrecurring basis, such as impaired loans, other real estate, government guaranteed servicing rights, and certain other assets and liabilities. Fair value is an estimate of the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date and is based on the assumptions market participants would use when pricing an asset or liability. Fair value measurement and disclosure guidance establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3 and reflect estimates of assumptions market participants would use in pricing the asset or liability.
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
Recent Developments
Second Quarter Common Stock Dividend. On April 25, 2023, BayFirst’s Board of Directors declared a second quarter 2023 cash dividend of $0.08 per common share, payable June 15, 2023 to common shareholders of record as of June 1, 2023. This dividend marks the 28th consecutive quarterly cash dividend paid since BayFirst initiated cash dividends in 2016.
Second Quarter Preferred Series A Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $22.50 on the Series A Preferred Stock. The dividend will be payable July 3, 2023 to shareholders of record as of July 17, 2023. The amount and timing of the dividend is in accordance with the terms of the Series A Preferred Stock.
Second Quarter Preferred Series B Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $20.00 on the Series B Convertible Preferred Stock. The dividend will be payable July 3, 2023 to shareholders of record as of July 17, 2023. The amount and timing of the dividend is in accordance with the terms of the Series B Convertible Preferred Stock.
Management Succession. On February 6, 2023, BayFirst announced that Anthony N. Leo will retire as Chief Executive Officer at the end of 2023. Mr. Leo will remain a Director of the Company and Bank and will also serve as Special Counsel for strategic matters. The Board of Directors has appointed Thomas G. Zernick to succeed Mr. Leo as Chief Executive Officer on January 1, 2024. He was also appointed to serve as a Director of the Company. Mr. Zernick has served as President of the Company since February 2022, and previously served as President of its CreditBench Division, which provides government guaranteed lending to businesses throughout the nation. He joined the Company in 2016.
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
Selected Financial Data - Unaudited

	As of and for the Three Months Ended
(Dollars in thousands, except for share data)	3/31/2023	12/31/2022	3/31/2022
Income Statement Data:
Net interest income	$9,053	$8,574	$5,669
Provision for credit losses(1)	1,942	700	(2,400)
Noninterest income	9,448	8,404	5,665
Noninterest expense	15,412	13,493	13,871
Income tax expense (benefit)	280	672	(27)
Net income (loss) from continuing operations	867	2,113	(110)
Net (loss) income from discontinued operations	(128)	(791)	123
Net income	739	1,322	13
Preferred stock dividends	208	208	208
Net income available to (loss attributable to) common shareholders	$531	$1,114	$(195)
Balance Sheet Data:
Average loans held for investment, excluding PPP loans	$747,417	$703,193	$520,559
Average total assets	969,489	925,194	872,311
Average common shareholders’ equity	78,835	80,158	83,990
Total loans held for investment	792,777	728,652	561,797
Total loans held for investment, excluding PPP loans	774,467	709,479	517,434
Total loans held for investment, excluding government guaranteed loan balances	596,505	569,892	374,353
Allowance for credit losses(1)	12,208	9,046	10,170
Total assets	1,069,839	938,895	888,541
Common shareholders’ equity	80,734	82,279	85,274
Per Share Data:
Basic earnings (loss) per common share	$0.13	$0.28	$(0.05)
Diluted earnings (loss) per common share	$0.13	$0.28	$(0.05)
Dividends per common share	$0.08	$0.08	$0.08
Book value per common share	$19.70	$20.35	$21.25
Tangible book value per common share (2)	$19.70	$20.35	$21.22

	As of and for the Three Months Ended
(Dollars in thousands, except for share data)	3/31/2023	12/31/2022	3/31/2022
Performance Ratios:
Return on average assets	0.30%	0.57%	0.01%
Return on average common equity	2.69%	5.56%	(0.93)%
Net interest margin	4.17%	4.19%	3.25%
Dividend payout ratio	61.48%	28.99%	(164.25)%
Asset Quality Data:
Net charge-offs	$1,887	$1,393	$882
Net charge-offs/average loans held for investment excluding PPP	1.01%	0.79%	0.68%
Nonperforming loans	$5,890	$10,468	$8,834
Nonperforming loans (excluding government guaranteed balance)	$2,095	$3,671	$2,660
Nonperforming loans/total loans held for investment	0.74%	1.44%	1.57%
Nonperforming loans (excluding gov’t guaranteed balance)/total loans held for investment	0.26%	0.50%	0.47%
ACL/Total loans held for investment at amortized cost(1)	1.69%	1.29%	1.84%
ACL/Total loans held for investment at amortized cost, excluding PPP loans(1)	1.73%	1.33%	2.00%
Other Data:
Full-time equivalent employees	300	291	575
Banking centers	9	8	7
Loan production offices (3)	1	1	20
(1) Prior to January 1, 2023, the incurred loss methodology was used to estimate credit losses. Beginning with that date, credit losses are estimated using the CECL methodology.
(2) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below for a reconciliation to most comparable GAAP equivalent.
(3) All out of market nationwide residential loan production offices have been closed.
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
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share
	As of
(Dollars in thousands, except for share data)	March 31, 2023	December 31, 2022	March 31, 2022
	(Unaudited)	(Unaudited)	(Unaudited)
Total shareholders’ equity	$90,339	$91,884	$94,879
Less: Preferred stock liquidation preference	(9,605)	(9,605)	(9,605)
Total equity available to common shareholders	80,734	82,279	85,274
Less: Goodwill	—	—	(100)
Tangible common shareholders' equity	$80,734	$82,279	$85,174

Common shares outstanding	4,098,805	4,042,474	4,013,173
Tangible book value per common share	$19.70	$20.35	$21.22
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
Net Income
The Company had net income for the three months ended March 31, 2023 of $739 thousand, or $0.13 per diluted common share, compared to net income for the three months ended March 31, 2022 of $13 thousand, or $(0.05) per diluted common share. The increase of $726 thousand was due to increases of $3.4 million in net interest income and $3.8 million of fair value gains related to held for investment government guaranteed loans. This was partially offset by the credit loss provision, which changed unfavorably by $4.3 million from the three months ended March 31, 2022, and higher noninterest expense of $1.5 million. Earnings for the three months ended March 31, 2023 were impacted by a $1.6 million reduction in expected premium income from the cancellation of the sale of approximately $60 million of government guaranteed loans to a bank placed in receivership, which resulted in the Bank having to rebid the loans to a different investor at a time when the SBA secondary market pricing was significantly less favorable.
Net Interest Income
Net interest income from continuing operations was $9.1 million in the three months ended March 31, 2023, an increase of $3.4 million or 59.7% from $5.7 million in the three months ended March 31, 2022. The increase was mainly due to the increase in loan interest income, including fees, of $6.3 million, partially offset by higher interest expense on deposits of $3.7 million.
Net interest margin including discontinued operations improved to 4.17% for the first quarter of 2023, which represented an increase of 92 basis points over 3.25% for the first quarter of 2022.

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

	Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$46,609	$474	4.12%	$30,647	$97	1.28%
Loans, excluding PPP (1) (2)	747,732	13,025	7.06	604,055	7,112	4.77
PPP loans	18,739	47	1.02	58,058	443	3.09
Other	67,277	706	4.26	106,472	88	0.34
Total interest-earning assets	880,357	14,252	6.57	799,232	7,740	3.93
Noninterest-earning assets	89,132			73,079
Total assets	$969,489			$872,311
Interest-bearing liabilities:
NOW, MMDA and savings	$602,149	$3,849	2.59	$609,467	$1,086	0.72
Time deposits	140,684	1,074	3.10	39,344	131	1.35
PPPLF advances	—	—	—	22,983	20	0.35
Other borrowings	25,159	275	4.43	9,258	97	4.25
Total interest-bearing liabilities	767,992	5,198	2.74	681,052	1,334	0.79
Demand deposits	100,802			95,457
Noninterest-bearing liabilities	12,255			2,207
Shareholders’ equity	88,440			93,595
Total liabilities and shareholders’ equity	$969,489			$872,311
Net interest income		$9,054			$6,406
Interest rate spread			3.83			3.14
Net interest margin (3)			4.17			3.25
Ratio of average interest-earning assets to average interest-bearing liabilities	114.63%			117.35%

(1) Includes nonaccrual loans.
(2) Includes $315 at an average yield of 1.09% and $83,496 at an average yield of 3.58% of residential loans held for sale from discontinued operations as of March 31, 2023 and March 31, 2022, respectively.

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

(Dollars in thousands)	Rate	Volume	Total
Three Months Ended March 31, 2023 vs. March 31, 2022:
Interest-earning assets:
Investment securities	$305	$72	$377
Loans, excluding PPP	3,952	1,961	5,913
PPP loans	(197)	(199)	(396)
Other interest-earning assets	662	(44)	618
Total interest-earning assets	4,722	1,790	6,512
Interest-bearing liabilities:
NOW, MMDA and savings	2,776	(13)	2,763
Time deposits	315	628	943
PPPLF	—	(20)	(20)
Other borrowings	4	174	178
Total interest-bearing liabilities	3,095	769	3,864
Net change in net interest income	$1,627	$1,021	$2,648
Provision for Credit Losses
The provision for credit losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending the Bank conducts, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to its market area, economic forecasts, and other factors that may affect the ability to collect on the loans in its portfolio.
Asset quality remained strong in the three months ended March 31, 2023. Although net charge-offs and delinquencies increased, nonperforming assets decreased. As a result of loan growth and increased consumer charge-offs, the Company recorded a provision for credit losses on loans in the three months ended March 31, 2023 of $1.9 million. This compared to a negative provision of $2.4 million under the incurred loss method for the three months ended March 31, 2022. The negative provision in 2022 was the result of the Company adjusting downward its allowance for loan losses from the historic high levels reached in 2020 at the onset of the COVID-19 pandemic. During the three months ended March 31, 2023, $1.9 million of net charge offs in loans were recorded compared to $0.9 million during the three months ended March 31, 2022.

Noninterest Income
The following table presents noninterest income from continuing operations for the three months ended March 31, 2023 and March 31, 2022.

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Noninterest income:
Loan servicing income, net	$740	$455
Gain on sale of government guaranteed loans, net	4,409	4,621
Service charges and fees	379	282
Government guaranteed loan fair value gain (loss)	3,574	(197)
Other noninterest income	346	504
Total noninterest income	$9,448	$5,665
Noninterest income from continuing operations was $9.4 million during the three months ended March 31, 2023, an increase of $3.8 million from $5.7 million during the three months ended March 31, 2022. The increase was primarily due to $3.8 million of fair value gain improvement related to held for investment government guaranteed loans.
Noninterest Expense
The following table presents noninterest expense from continuing operations for the three months ended March 31, 2023 and March 31, 2022.

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Noninterest expense:
Salaries and benefits	$7,835	$7,549
Bonus, commissions, and incentives	804	377
Occupancy and equipment	1,163	967
Data processing	1,347	1,155
Marketing and business development	665	689
Professional services	897	1,154
Loan origination and collection	1,495	670
Employee recruiting and development	568	603
Regulatory assessments	99	69
Director compensation	140	173
Liability and fidelity bond insurance	122	115
ATM and interchange	96	89
Telecommunication	92	94
Other noninterest expense	89	167
Total noninterest expense	$15,412	$13,871
Noninterest expense from continuing operations was $15.4 million during the three months ended March 31, 2023, an increase of $1.5 million or 11.1% from $13.9 million during the three months ended March 31, 2022. The increase was primarily due to higher loan origination expense of $0.8 million and higher compensation costs of $0.7 million.
Discontinued Operations
Net loss on discontinued operations was $128 thousand in the three months ended March 31, 2023, which was a $251 thousand unfavorable change from net income of $123 thousand in the three months ended March 31, 2022. The unfavorable change was primarily due to a decrease in residential loan fee income of $13.2 million and interest income of $0.7 million, partially offset by a decrease in noninterest expense of $13.6 million.
Income Taxes
Income tax expense from continuing operations was $280 thousand for the three months ended March 31, 2023, an increase of $307 thousand from income tax benefit of $27 thousand for the three months ended March 31, 2022. The increase was primarily due to the increase in pre-tax earnings from continuing operations. Income tax benefit from discontinued operations was $42 thousand for the three months ended March 31, 2023, a change of $83 thousand from income tax expense of $41 thousand for the three months ended March 31, 2022. The change was primarily due to the decrease in pre-tax earnings from discontinued operations.
Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available for sale as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Investment securities available for sale:
Asset-backed securities	$9,466	$9,605
Mortgage-backed securities:
U.S. Government-sponsored enterprises	3,426	3,440
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	18,331	18,220
Corporate bonds	11,212	11,084
Total investment securities available for sale	$42,435	$42,349
The net unrealized loss on the investment securities AFS at March 31, 2023, was $4.3 million compared with a net unrealized loss on investment securities AFS of $5.0 million at December 31, 2022. The change in unrealized loss on investment securities AFS from December 31, 2022 to March 31, 2023 was primarily due to the change in the interest rate environment.
The following table presents the amortized cost of the Company's investment securities portfolio classified as held to maturity as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$2	$2
Corporate bonds	2,500	5,000
Total investment securities held to maturity	$2,502	$5,002
There was an $18 thousand ACL on the corporate bonds HTM as of March 31, 2023 and no ACL as of December 31, 2022. The net unrealized loss on the investment securities HTM at March 31, 2023, was $260 thousand compared with a net unrealized loss on investment securities HTM of $247 thousand at December 31, 2022.
No investment securities were pledged as of March 31, 2023 or December 31, 2022, and there were no sales of investment securities during the three months ended March 31, 2023 or the year ended December 31, 2022.

The investment securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of March 31, 2023 and December 31, 2022. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	March 31, 2023
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$9,705	5.49%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	2,187	1.34	1,873	1.83
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	21,627	1.88
Corporate bonds	—	—	11,336	2.54	—	—	—	—
Total investment securities available for sale	$—	—%	$11,336	2.54%	$2,187	1.34%	$33,205	2.93%

	December 31, 2022
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$9,873	5.40%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	4,133	1.55
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	22,031	1.89
Corporate bonds	—	—%	9,981	3.70%	1,356	4.34%	—	—%
Total investment securities available for sale	$—	—%	$9,981	3.70%	$1,356	4.34%	$36,037	2.81%
The investment securities held to maturity presented in the following tables are reported at amortized cost and by contractual maturity as of March 31, 2023 and December 31, 2022. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities receive monthly principal payments, which are not reflected below.

	March 31, 2023
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$2	2.65%
Corporate bonds	—	—	1,500	4.38	1,000	4.38	—	—
Total investment securities held to maturity	$—	—%	$1,500	4.38%	$1,000	4.38%	$2	2.65%

	December 31, 2022
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$2	2.65%
Corporate bonds	—	—%	4,000	5.79%	1,000	4.38%	—	—%
Total investment securities held to maturity	$—	—%	$4,000	5.79%	$1,000	4.38%	$2	2.65%
Loan Portfolio Composition
We offer a variety of products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of government guaranteed loans, real estate loans, commercial business loans, residential mortgage, and consumer loans. Senior management and loan officers have continued to develop new sources of loan referrals, particularly among centers of local influence and real estate professionals, and have also enjoyed repeat business from loyal customers in the markets the Bank serves. The Bank has no concentration of credit in any industry that represents 10% or more of its loan portfolio. The following table sets forth the composition of its loan portfolio, including LHFS as of the dates indicated.

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Residential loans held for sale from discontinued operations	$—		$449
Government guaranteed loans, held for sale	$1,174		$—
Government guaranteed loans held for investment, at fair value	$69,047		$27,078
Loans held for investment, at amortized cost:
Residential real estate	$214,638	30.0%	$202,329	29.1%
Commercial real estate	239,720	33.5	231,281	33.3
Construction and land	11,069	1.5	9,320	1.3
Commercial and industrial	199,721	27.9	194,643	28.0
Commercial and industrial – PPP	18,430	2.6	19,293	2.8
Consumer and other	32,697	4.5	37,288	5.5
Loans held for investment, at amortized cost, gross	716,275	100.0%	694,154	100.0%
Discount on government guaranteed loans sold	(6,046)		(5,621)
Premium on loans purchased, net	2,823		2,301
Deferred loan costs, net	10,678		10,740
Allowance for credit losses(1)	(12,208)		(9,046)
Loans held for investment, at amortized cost, net	$711,522		$692,528
(1) Prior to January 1, 2023, the incurred loss methodology was used to estimate credit losses. Beginning with that date, credit losses are estimated using the CECL methodology.
During the three months ended March 31, 2023, the Bank originated approximately $47.4 million in loans through conventional lending channels and $121.1 million in loans through CreditBench (its government guaranteed lending function). In addition, the Bank sold guaranteed balances of government guaranteed loans of $71.6 million and purchased $35.6 million of government guaranteed loans. During the three months ended March 31, 2022, the Bank originated approximately $63.6 million in loans through conventional lending channels, $47.3 million through CreditBench, and $335.6 million through the Residential Mortgage Lending Division, which is a discontinued operation. Additionally, the Bank sold guaranteed balances of government guaranteed loans of $71.6 million and purchased $10.4 million of government guaranteed loans and $8.4 million of consumer loans.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at March 31, 2023. Loan balances in this table include loans held for investment at fair value, loans held for investment at amortized cost, discount on retained balances of loans sold, premium and discount on loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$1,454	$1,998	$10,252	$201,280	$214,984
Commercial	10,574	1,661	22,639	231,170	266,044
Construction and land	1,434	260	91	9,284	11,069
Commercial and industrial	8,275	18,003	214,438	7,791	248,507
Commercial and industrial - PPP	1,077	17,232	—	—	18,309
Consumer and other	1,046	26,286	6,532	—	33,864
Total loans held for investment	$23,860	$65,440	$253,952	$449,525	$792,777
The following table shows the loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at March 31, 2023.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$52,848	$160,682
Commercial	8,364	247,106
Construction and land	—	9,635
Commercial and industrial	19,729	220,503
Commercial and industrial - PPP	17,232	—
Consumer and other	4,903	27,915
Total loans held for investment	$103,076	$665,841
Credit Risk
The Bank’s primary business is making commercial, consumer, and real estate loans. This activity inevitably has risks for potential credit losses, the magnitude of which depends on a variety of economic factors affecting borrowers, which are beyond its control. The Bank has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about the economic environment that it believes impacts credit quality as of the balance sheet date that it believes to be reasonable, but which may or may not prove accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the ACL, or that additional increases in the ACL will not be required.
Allowance for Credit Losses. In accordance with changes in generally accepted accounting principles, the Company adopted the new credit loss accounting standard known as CECL on January 1, 2023. With the adoption, the allowance for credit losses ("ACL") for loans increased by $3.1 million to 1.73% of loans on this effective date combined with a $213 thousand increase in reserve on unfunded commitments and an $18 thousand reserve on held to maturity investment securities. Under CECL, the ACL is based on expected credit losses rather than on incurred losses. Upon adoption of the standard, the increase in ACL resulted in a $2.5 million after tax decrease to capital with no impact to earnings.

The Bank must maintain an adequate ACL based on a comprehensive methodology that assesses the probable losses inherent in its loan portfolio. The Bank maintains an ACL based on a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, asset classifications, loan grades, change in volume and mix of loans, collateral value, historical loss experience, size and complexity of individual credits, and economic conditions. In addition to this, the Company uses reasonable and supportable forecasts utilizing data from the Federal Open Market

Committee’s median forecasts of change in national GDP and of national unemployment. Provisions for credit losses are provided on both a specific and general basis. Specific allowances are provided for individual loans that do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis. General valuation allowances are determined by loan pools with a further evaluation of various quantitative and qualitative factors noted above.
The Bank periodically reviews the assumptions and formulates methodologies by which changes are made to the specific and general valuation allowances for credit losses in an effort to refine such allowances in light of the current status of the factors described above. The methodology is presented to and approved by the Bank’s Board of Directors.
All nonaccrual loans and modifications to loans for borrowers experiencing financial difficulty are reviewed to determine if the loans share the same risk characteristics as the pooled loans. If the loan does not share the same risk characteristics, the loan is evaluated individually for credit losses. Specific allocation of reserves for individually evaluated loans considers the value of the collateral, the financial condition of the borrower, and industry and current economic trends. The Bank reviews the collateral value, cash flow, and tertiary support on each individually evaluated credit. Any deficiency outlined by a real estate collateral evaluation analysis, or cash flow shortfall, is accounted for through a specific allocation for the loan.
Prior to January 1, 2023, the incurred loss methodology was used to estimate credit losses. Beginning with that date, the credit losses are estimated using the CECL methodology.
Nonperforming Assets. At March 31, 2023, we had $2.1 million in nonperforming assets, excluding government guaranteed loan balances, and their ACL represented 1.69% of total loans held for investment at amortized cost. At March 31, 2022, we had $2.7 million in nonperforming assets, excluding government guaranteed loan balances, and their ALLL represented 1.73% of total loans held for investment at amortized cost. Total loans held for investment at March 31, 2023 and March 31, 2022 included government guaranteed loans and loans measured at fair value, which had no reserves allocated to them. ACL as a percentage of loans held for investment at amortized cost, not including government guaranteed loan balances, was 2.11% under CECL at March 31, 2023, compared to 2.73% under the incurred loss method at March 31, 2022.
The following table sets forth certain information on nonaccrual loans and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	March 31, 2023	March 31, 2022
Nonperforming loans (government guaranteed balances)	$3,795	$6,174
Nonperforming loans (unguaranteed balances)	2,095	2,660
Total nonperforming loans	5,890	8,834
OREO	3	3
Total nonperforming assets	$5,893	$8,837
Nonperforming loans as a percentage of total loans held for investment	0.74%	1.57%
Nonperforming loans (excluding government guaranteed balances) to total loans held for investment	0.26%	0.47%
Nonperforming assets as a percentage of total assets	0.55%	0.99%
Nonperforming assets (excluding government guaranteed balances) to total assets	0.20%	0.30%
ACL to nonperforming loans	207.27%	115.12%
ACL to nonperforming loans (excluding government guaranteed balances)	582.72%	382.33%

The following table sets forth information with respect to activity in the ACL for loans for the periods shown:

(Dollars in thousands)	At and for the Three Months Ended March 31,
	2023	2022
Allowance at beginning of period	$9,046	$13,452
Impact of adopting ASC 326	3,107	—
Charge-offs:
Commercial real estate	—	—
Commercial and industrial	(1,408)	(1,031)
Consumer and other	(665)	(15)
Total charge-offs	(2,073)	(1,046)
Recoveries:
Commercial real estate	2	8
Commercial and industrial	117	153
Consumer and other	67	3
Total recoveries	186	164
Net charge-offs	(1,887)	(882)
Provision for credit losses	1,942	(2,400)
Allowance at end of period	$12,208	$10,170
Net charge-offs to average loans held for investment	0.99%	0.61%
Allowance as a percent of total loans held for investment at amortized cost	1.69%	1.73%
Allowance as a percent of loans held for investment at amortized cost, not including government guaranteed loans	2.11%	2.73%
Allowance as a percent of nonperforming loans	207.27%	115.12%
Total loans held for investment	$792,777	$563,242
Average loans held for investment	$766,156	$578,617
Nonperforming loans (including government guaranteed balances)	$5,890	$8,834
Nonperforming loans (excluding government guaranteed balances)	$2,095	$2,660
Guaranteed balance of government guaranteed loans	$196,272	$187,444
The following table details net charge-offs to average loans outstanding by loan category for the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(Dollars in thousands)	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio
Residential real estate	$—	$190,285	—%	$—	$76,881	—%
Commercial real estate	(2)	272,967	—	(8)	216,373	(0.01)
Commercial and industrial	1,291	247,618	2.09	878	222,305	1.58
Commercial and industrial - PPP	—	18,739	—	—	58,058	—
Consumer and other	598	36,547	6.54	12	5,000	0.96
Total loans held for investment	$1,887	$766,156	0.99%	$882	$578,617	0.61%
Asset quality remained strong in the first quarter of 2023. Although net charge-offs and delinquencies increased, nonperforming assets decreased. As a result of loan growth and increased consumer charge-offs, the Company recorded a provision of $1.9 million during the three months ended March 31, 2023, compared to a negative provision of $2.4 million under the incurred loss method for the same period in 2022. As the financial impact of the COVID-19 pandemic became more predictable throughout 2021 and 2022, the Company began adjusting downward its allowance for loan losses from the historic high levels reached in 2020 at the onset of the pandemic.
Nonperforming assets to total assets, excluding government guaranteed loan balances, were 0.20% as of March 31, 2023, as compared to 0.30% as of March 31, 2022.
SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding the SBA and other government guaranteed lending activity, excluding PPP loans.

(Dollars in thousands)	At and for the Three Months Ended March 31,
Government Guaranteed, Excluding PPP	2023	2022
Number of loans originated	568	86
Amount of loans originated	$121,062	$47,332
Average loan size originated	$213	$550
Government guaranteed loan balances sold	$71,636	$71,345
Government unguaranteed loan balances sold	$—	$4,351
Total government guaranteed loans	$350,486	$271,317
Government guaranteed loan balances	$177,962	$143,081
Government unguaranteed loan balances	$172,524	$128,236
Government guaranteed loans serviced for others	$693,920	$507,986
The Bank makes government guaranteed loans throughout the United States. The following table sets forth, at the dates indicated, information regarding the geographic disbursement of its government guaranteed loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	March 31,
	2023		2022
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Florida	$129,966	37%	$83,129	31%
California	38,997	11	29,967	11
Texas	23,199	7	17,835	7
Tennessee	21,771	6	12,512	5
All Other	136,553	39	127,874	46
Total government guaranteed loans, excluding PPP loans	$350,486	100%	$271,317	100%
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
Brokered deposits. At times, the Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering outside the market of the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 15% of total assets. The Company's ability to accept or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well capitalized." At March 31, 2023 and December 31, 2022, the Company had $30.0 million and $0.7 million, respectively, of brokered deposits.
The amount of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	March 31, 2023		December 31, 2022
Noninterest-bearing deposits	$106,622	11.4%	$93,235	11.6%
Interest-bearing transaction accounts	266,445	28.6	202,656	22.7
Money market accounts	346,331	37.1	345,200	56.5
Savings	17,938	1.9	17,853	2.2
Subtotal	737,336	79.0	658,944	93.0
Total time deposits	195,565	21.0	136,126	7.0
Total deposits	$932,901	100.0%	$795,070	100.0%
At March 31, 2023, the Company held approximately $166.5 million of deposits that exceeded the FDIC insurance limit which was 18% of total deposits.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250 thousand as of March 31, 2023.

(Dollars in thousands)
Three months or less	$7,330
Over three months through six months	11,279
Over six months through 12 months	32,544
Over 12 months	9,428
Total	$60,581
Deposits increased $137.8 million or 17.3% during the first quarter of 2023, with growth in all categories of deposits. Transaction accounts increased $77.2 million or 26.1% during the quarter. The time deposit balance increase was partially due to a $35.0 million increase in short-term Certificate of Deposit Account Registry Service ("CDARS") and listing service balances.
Other Borrowings
At March 31, 2023, the Company had a short-term FHLB borrowing of $25,000 at 5.07% and no borrowings from the FRB. There were $25,000 of borrowings at 4.50% from the FRB and no borrowings from the FHLB at December 31, 2022.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the bank were to obtain would be secured by a blanket lien on $261,887 of real estate-related loans as of March 31, 2023. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to
$131,153 from the FHLB at March 31, 2023.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $61,941 of commercial loans as of March 31, 2023. FRB short-term borrowings bear interest at variable rates based on the Federal

Open Market Committee's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to $41,340 from the FRB at March 31, 2023.
In June 2021, the Company issued $6,000 of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. These Debentures were issued to redeem a $6,000 Subordinated Debenture which was issued in December 2018 and carried interest at a rate of 6.875% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5,994 and $5,992 at March 31, 2023 and December 31, 2022, respectively.
In March 2020, the Company renegotiated the terms of its outstanding senior debt and combined its line of credit and term note into one amortizing note with quarterly principal and interest payments with interest at Prime (8.00% at March 31, 2023). The note matures on March 10, 2029 and the balance of the note was $2,731 and $2,844 at March 31, 2023 and December 31, 2022, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. As of March 31, 2023, the Company was in compliance with all financial debt covenants.

Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity decreased $1.6 million to $90.3 million at March 31, 2023 as compared to $91.9 million at December 31, 2022. The decrease was primarily due to the implementation of the new credit loss accounting standard. As a result of the accounting change, equity was reduced by $2.5 million. This was partially offset by net income of $0.7 million and a decrease of $0.5 million of accumulated other comprehensive loss due to decreases in net unrealized losses on available for sale investment securities during the three months ended March 31, 2023.
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
At March 31, 2023 and December 31, 2022, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.

As of the dates indicated, the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of March 31, 2023
Total Capital (to risk-weighted assets)	$107,929	14.12%	$61,150	8.00%	$76,437	10.00%
Tier 1 Capital (to risk-weighted assets)	98,352	12.87	45,862	6.00	61,150	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	98,352	12.87	34,397	4.50	49,684	6.50
Tier 1 Capital (to total assets)	98,352	10.18	38,657	4.00	48,322	5.00
As of December 31, 2022
Total Capital (to risk-weighted assets)	108,307	15.00	57,767	8.00	72,209	10.00
Tier 1 Capital (to risk-weighted assets)	99,269	13.75	43,325	6.00	57,767	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	99,269	13.75	32,494	4.50	46,936	6.50
Tier 1 Capital (to total assets)	99,269	10.79	36,816	4.00	46,020	5.00
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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, is as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Unfunded loan commitments	$30,218	$23,512
Unused lines of credit	154,198	134,366
Standby letters of credit	237	244
Total	$184,653	$158,122
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
Standby letters-of-credit are conditional lending commitments that the Bank issues to guarantee the performance of a customer to a third party and to support private borrowing arrangements. Essentially, letters of credit have expiration dates within one year of the issue date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit. The Bank may hold collateral supporting those commitments. Newly issued or modified guarantees that are not derivative contracts have been recorded on the Bank’s balance sheet at their fair value at inception.
In general, loan commitments and letters of credit are made on the same terms, including with respect to collateral, as outstanding loans. Each customer’s creditworthiness and the collateral required are evaluated on a case-by-case basis.

The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At March 31, 2023 and December 31, 2022, ACL for off-balance sheet loan commitments totaled $798 thousand and $511 thousand, respectively.
Contractual Obligations
In the ordinary course of its operations, the Company enters into certain contractual obligations. Total contractual obligations at March 31, 2023 were $233.8 million, an increase of $58.9 million from $174.9 million at December 31, 2022. The increase was primarily due to an increase in time deposits of $59.4 million of which $29.3 million came from short-term CDARS brokered deposits.
The following tables present our contractual obligations as of March 31, 2023 and December 31, 2022.

	Contractual Obligations as of March 31, 2023
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,283	$2,174	$1,027	$—	$4,484
Short-term borrowings	25,000	—	—	—	25,000
Long-term borrowings	—	—	—	2,731	2,731
Subordinated notes	50	—	—	5,944	5,994
Time deposits	162,999	32,124	442	—	195,565
Total	$189,332	$34,298	$1,469	$8,675	$233,774

	Contractual Obligations as of December 31, 2022
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,450	$2,267	$1,245	$—	$4,962
Short-term borrowings	25,000	—	—	—	25,000
Long-term borrowings	—	—	—	2,844	2,844
Subordinated notes	50	—	—	5,942	5,992
Time deposits	120,240	15,587	299	—	136,126
Total	$146,740	$17,854	$1,544	$8,786	$174,924
Liquidity
Liquidity management is the process by which the Bank manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the operations, and capital expenditures. The Bank generally maintains a liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. The on-balance sheet liquidity ratio at March 31, 2023 was 16.89%, as compared to 12.58% at December 31, 2022.
During each of the first two quarters of 2022, the Bank paid a dividend of $250 thousand to BayFirst. The Bank also paid a $500 thousand dividend in the third quarter of 2022 and a $750 thousand dividend in the fourth quarter of 2022 and first quarter of 2023 to BayFirst. Prior to 2021, the Bank retained its earnings to support its growth. BayFirst’s liquidity had historically been dependent solely on funds received from the issuance and sale of subordinated debt and preferred stock. BayFirst’s liquidity needs are to make interest payments on its debt obligations, dividends on shares of its Series A Preferred Stock, Series B Convertible Preferred Stock, and common stock, and payment of certain operating expenses. As of March 31, 2023, BayFirst Financial Corp. held $1.2 million in cash and cash equivalents.
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
The estimated impact on the net interest income as of March 31, 2023 and December 31, 2022, assuming immediate parallel moves in interest rates, is presented in the table below.

	March 31, 2023		December 31, 2022
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	17.1%	18.9%	11.0%	11.9%
+300 basis points	14.0	15.8	9.4	10.5
+200 basis points	8.4	9.6	5.4	6.1
+100 basis points	2.8	3.4	1.3	1.8
-100 basis points	(5.5)	(6.4)	(3.8)	(4.4)
-200 basis points	(12.1)	(13.9)	(8.3)	(9.5)
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
The table below presents the change in the economic value of equity as of March 31, 2023 and December 31, 2022, assuming immediate parallel shifts in interest rates. Changes noted between the two periods reflect recent enhancements in the asset/liability modeling, including projected values for non-maturity deposits in changing interest rate environments.

Change in rates	March 31, 2023	December 31, 2022
+400 basis points	(11.8)%	(12.7)%
+300 basis points	(9.0)	(9.5)
+200 basis points	(6.6)	(7.0)
+100 basis points	(4.1)	(4.3)
-100 basis points	2.2	2.6
-200 basis points	3.9	5.0
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of March 31, 2023, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2023, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
In addition to the risk factor discussed below and the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the Company's Form 10-K for the year ended December 31, 2022. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.
Loss of deposits or a change in deposit mix could increase our funding costs and adversely affect our performance.
Deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits and as a result, the Company could lose deposits in the future, clients may shift their deposits into higher cost products, or the Company may need to raise interest rates to avoid deposit attrition. Funding costs may also increase if deposits lost are replaced with wholesale funding. Higher funding costs reduce our net interest margin, net interest income, and net income. In recent months, the environment for maintaining and growing deposits has become more challenging. This is partially attributable to the FRB reducing the size of its balance sheet through quantitative tightening and continues to increase interest rates giving depositors an incentive to move deposits to money market funds and other higher-yielding alternatives. In addition, recent unusually high levels of withdrawals from other, larger banks, which in some cases has resulted in bank failure, may result in similar withdrawal patterns at the Company. Should we experience any of these events, we may need to rely on higher cost wholesale funding, which would adversely affect our financial performance and net income.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Share Buyback Program. On February 28, 2023, the Board of Directors approved the Company’s 2023 Stock Repurchase Program (“Repurchase Program”). The Repurchase Program permits the Company to repurchase up to $1,000,000 of the Company’s issued and outstanding common stock. The Repurchase Program will continue until the earlier of: (i) the date an aggregate of $1,000,000 of common stock has been repurchased; (ii) December 31, 2023; or (iii) the termination of the plan by the Board of Directors.
The Inflation Reduction Act of 2022 created a new nondeductible 1% excise tax on repurchases of corporate stock by certain publicly traded corporations or their specified affiliates after December 31, 2022. The tax is imposed on the fair value of the stock of a covered corporation that is repurchased in a given year, less the fair market value of any stock issued in that year. A “covered corporation” is any domestic corporation whose stock is traded on an established securities market, such as an OTC market. The excise tax applies to all of the stock of a covered corporation regardless of whether the corporation has profits or losses. The act contains several exceptions to the excise tax, including, but not limited to, any repurchase of stock: in which the total value of the repurchased stock in a given year does not exceed $1,000,000; that is contributed to an employer sponsored retirement plan or other similar stock compensation plan; that is taxed as a dividend.

The impact of the Inflation Reduction Act of 2022 on our consolidated financial statements will be dependent on the extent of stock repurchases made in future periods.
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended March 31, 2023.

Period	Number of Shares	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1-31, 2023	—	$—	—	$1,000,000
February 1-28, 2023	—	—	—	$1,000,000
March 1-31, 2023	—	—	—	$1,000,000
Total	—	$—	—
Under applicable state law, Florida corporations are not permitted to retain treasury stock. As such, the price paid for the repurchased shares reduces the amount of common stock on the consolidated balance sheet. As of March 31, 2023, there were no shares repurchased under the 2023 Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
ITEM 6. EXHIBITS
(a)Exhibits.

Exhibit Number	Exhibit Name
3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws
3.3	Amendment to Bylaws, dated August 22, 2019
4.1	Form of common stock certificate
4.2	Form of Series A Preferred Stock certificate
4.3	Form of Series B Convertible Preferred Stock certificate
31.1	Principal Executive Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
31.2	Principal Financial Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
101	Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
March 31, 2023, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYFIRST FINANCIAL CORP.

Date:	May 15, 2023

By:	/s/ Anthony N. Leo
Anthony N. Leo
Chief Executive Officer (principal executive officer)

Date:	May 15, 2023

By:	/s/ Robin L. Oliver
Robin L. Oliver
Chief Financial Officer and Chief Operating Officer (principal financial officer)