Form 10-Q
period 2023-06-30
BayFirst Financial Corp.
filed 2023-08-11
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 4,103,834 shares of common stock as of August 7, 2023.

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
FBCA: Florida Business Corporation Act

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Part I - Financial Information
Item 1. Financial Statements

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$4,593	$3,649
Interest-bearing deposits in banks	99,114	62,397
Cash and cash equivalents	103,707	66,046
Time deposits in banks	4,881	4,881
Investment securities available for sale, at fair value (amortized cost: $45,713 and $47,374 at June 30, 2023 and December 31, 2022, respectively)	41,343	42,349
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $19 and $0 (fair value: $2,222 and $4,755 at June 30, 2023 and December 31, 2022, respectively)	2,483	5,002
Nonmarketable equity securities	5,332	4,037
Government guaranteed loans held for sale	1,247	—
Government guaranteed loans held for investment, at fair value	52,165	27,078
Loans held for investment, at amortized cost, net of allowance for credit losses of $12,598 and $9,046	771,941	692,528
Accrued interest receivable	5,929	4,452
Premises and equipment, net	40,052	35,440
Loan servicing rights	12,820	10,906
Deferred income tax asset	925	980
Right-of-use operating lease assets	2,804	3,177
Bank owned life insurance	25,469	25,159
Other assets	15,850	15,649
Assets from discontinued operations	451	1,211
Total assets	$1,087,399	$938,895
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$101,081	$93,235
Interest-bearing transaction accounts	253,112	202,656
Savings and money market deposits	401,941	363,053
Time deposits	188,648	136,126
Total deposits	944,782	795,070
FRB and FHLB borrowings	30,000	25,000
Subordinated debentures	5,945	5,992
Notes payable	2,617	2,844
Accrued interest payable	572	704
Operating lease liabilities	3,018	3,538
Accrued expenses and other liabilities	8,461	12,205
Liabilities from discontinued operations	939	1,658
Total liabilities	996,334	847,011

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS CONTINUED
(Dollars in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Shareholders’ equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at June 30, 2023 and December 31, 2022; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at June 30, 2023 and December 31, 2022; aggregate liquidation preference of $3,210	3,123	3,123
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,103,834 and 4,042,474 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	54,384	53,023
Accumulated other comprehensive loss, net	(3,239)	(3,724)
Unearned compensation	(1,386)	(178)
Retained earnings	32,022	33,479
Total shareholders’ equity	91,065	91,884
Total liabilities and shareholders’ equity	$1,087,399	$938,895
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$16,372	$7,344	$29,443	$14,162
Interest-bearing deposits in banks and other	1,420	415	2,600	600
Total interest income	17,792	7,759	32,043	14,762
Interest expense:
Deposits	7,098	1,060	12,021	2,277
Borrowings	586	112	861	229
Total interest expense	7,684	1,172	12,882	2,506
Net interest income	10,108	6,587	19,161	12,256
Provision for credit losses	2,765	250	4,707	(2,150)
Net interest income after provision for credit losses	7,343	6,337	14,454	14,406
Noninterest income:
Loan servicing income, net	649	433	1,389	888
Gain on sale of government guaranteed loans, net	6,028	3,848	10,437	8,469
Service charges and fees	379	322	758	604
Government guaranteed loans fair value gain	2,904	2,708	6,478	2,511
Other noninterest income	977	366	1,323	870
Total noninterest income	10,937	7,677	20,385	13,342
Noninterest expense:
Salaries and benefits	7,780	6,870	15,615	14,419
Bonus, commissions, and incentives	1,305	573	2,109	950
Occupancy and equipment	1,183	973	2,346	1,940
Data processing	1,316	1,084	2,663	2,239
Marketing and business development	1,102	749	1,767	1,438
Professional services	874	979	1,771	2,133
Loan origination and collection	1,221	748	2,716	1,418
Employee recruiting and development	556	532	1,124	1,135
Regulatory assessments	232	120	331	189
Other noninterest expense	833	1,062	1,372	1,700
Total noninterest expense	16,402	13,690	31,814	27,561
Income from continuing operations before income taxes	1,878	324	3,025	187
Income tax expense (benefit) from continuing operations	461	(68)	741	(95)
Net income from continuing operations	1,417	392	2,284	282

Loss from discontinued operations before income taxes	(43)	(897)	(213)	(733)
Income tax benefit from discontinued operations	(11)	(223)	(53)	(182)
Net loss from discontinued operations	(32)	(674)	(160)	(551)

Net income (loss)	1,385	(282)	2,124	(269)
Preferred stock dividends	208	208	416	416
Net income available to (loss attributable to) common shareholders	$1,177	$(490)	$1,708	$(685)

BAYFIRST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) CONTINUED
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings (loss) per common share:
Continuing operations	$0.30	$0.05	$0.46	$(0.03)
Discontinued operations	(0.01)	(0.17)	(0.04)	(0.14)
Total basic earnings (loss) per common share	$0.29	$(0.12)	$0.42	$(0.17)

Diluted earnings (loss) per common share:
Continuing operations	$0.30	$0.05	$0.46	$(0.03)
Discontinued operations	(0.01)	(0.17)	(0.04)	(0.14)
Total diluted earnings (loss) per common share	$0.29	$(0.12)	$0.42	$(0.17)
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$1,385	$(282)	$2,124	$(269)
Net unrealized gains (losses) on investment securities available for sale	(77)	(1,525)	655	(2,902)
Deferred income tax (expense) benefit	20	409	(170)	748
Other comprehensive income (loss), net	(57)	(1,116)	485	(2,154)
Comprehensive income (loss)	$1,328	$(1,398)	$2,609	$(2,423)
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Shares, Series A	Preferred Shares, Series B	Common Shares	Preferred Stock, Series A	Preferred Stock, Series B	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total
Balance at April 1, 2022	6,395	3,210	4,013,173	$6,161	$3,123	$52,252	$(1,458)	$(630)	$35,431	$94,879
Net loss	—	—	—	—	—	—	—	—	(282)	(282)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	1,272	—	—	21	—	—	—	21
Dividend reinvestment plan	—	—	5,251	—	—	83	—	—	—	83
Exercise of stock options, net	—	—	—	—	—	5	—	—	—	5
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	(997)	—	—	(22)	—	163	—	141
Stock option expense	—	—	—	—	—	93	—	—	—	93
Other comprehensive loss, net	—	—	—	—	—	—	(1,116)	—	—	(1,116)
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(208)	(208)
Common stock ($0.08 per share)	—	—	—	—	—	—	—	—	(321)	(321)
Balance at June 30, 2022	6,395	3,210	4,018,699	$6,161	$3,123	$52,432	$(2,574)	$(467)	$34,620	$93,295

Balance at April 1, 2023	6,395	3,210	4,098,805	$6,161	$3,123	$54,003	$(3,182)	$(940)	$31,174	$90,339
Net income	—	—	—	—	—	—	—	—	1,385	1,385
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	5,864	—	—	102	—	—	—	102
Repurchase of common stock	—	—	(750)	—	—	(10)	—	—	—	(10)
Unearned ESOP shares allocation	—	—	—	—	—	—	—	(329)	—	(329)
Reclassification of unearned ESOP shares allocation	—	—	—	—	—	315	—	(315)	—	—
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	(85)	—	—	(50)	—	198	—	148
Stock option expense	—	—	—	—	—	24	—	—	—	24
Other comprehensive loss, net	—	—	—	—	—	—	(57)	—	—	(57)
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(208)	(208)
Common stock ($0.08 per share)	—	—	—	—	—	—	—	—	(329)	(329)
Balance at June 30, 2023	6,395	3,210	4,103,834	$6,161	$3,123	$54,384	$(3,239)	$(1,386)	$32,022	$91,065

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Shares, Series A	Preferred Shares, Series B	Common Shares	Preferred Stock, Series A	Preferred Stock, Series B	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total
Balance at January 1, 2022	6,395	3,210	3,981,117	$6,161	$3,123	$51,496	$(420)	$(17)	$35,947	$96,290
Net loss	—	—	—	—	—	—	—	—	(269)	(269)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	1,272	—	—	21	—	—	—	21
Dividend reinvestment plan	—	—	5,251	—	—	83	—	—	—	83
Repurchase of common stock	—	—	(2,212)	—	—	(49)	—	—	—	(49)
Exercise of stock options,net	—	—	401	—	—	5	—	—	—	5
Issuance of common stock, net	—	—	750	—	—	13	—	—	—	13
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	32,120	—	—	691	—	(450)	—	241
Stock option expense	—	—	—	—	—	172	—	—	—	172
Other comprehensive loss, net	—	—	—	—	—	—	(2,154)	—	—	(2,154)
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(416)	(416)
Common stock ($0.160 per share)	—	—	—	—	—	—	—	—	(642)	(642)
Balance at June 30, 2022	6,395	3,210	4,018,699	$6,161	$3,123	$52,432	$(2,574)	$(467)	$34,620	$93,295

Balance at January 1, 2023	6,395	3,210	4,042,474	$6,161	$3,123	$53,023	$(3,724)	$(178)	$33,479	$91,884
Net income	—	—	—	—	—	—	—	—	2,124	2,124
Impact of ASC 326 Adoption	—	—	—	—	—	—	—	—	(2,508)	(2,508)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	10,844	—	—	185	—	—	—	185
Dividend reinvestment plan	—	—	4,953	—	—	84	—	—	—	84
Repurchase of common stock	—	—	(750)	—	—	(10)	—	—	—	(10)
Exercise of stock options, net	—	—	3,787	—	—	—	—	—	—	—
Unearned ESOP shares allocation	—	—	—	—	—	—	—	(329)	—	(329)
Reclassification of unearned ESOP shares allocation	—	—	—	—	—	315	—	(315)	—	—
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	42,526	—	—	729	—	(564)	—	165
Stock option expense	—	—	—	—	—	58	—	—	—	58
Other comprehensive income, net	—	—	—	—	—	—	485	—	—	485
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	—	(416)	(416)
Common stock ($0.16 per share)	—	—	—	—	—	—	—	—	(657)	(657)
Balance at June 30, 2023	6,395	3,210	4,103,834	$6,161	$3,123	$54,384	$(3,239)	$(1,386)	$32,022	$91,065

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED (Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income from continuing operations	$2,284	$282
Net loss from discontinued operations	(160)	(551)
Net income (loss)	2,124	(269)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets	1,127	809
Net securities premium amortization	41	40
Amortization of debt issuance costs	3	4
Amortization of premium (discount) on loans purchased, net	107	30
Provision for credit losses	4,707	(2,150)
Accretion of discount on unguaranteed loans	(1,794)	(891)
Deferred tax expense	717	(143)
Origination of government guaranteed loans held for sale	(2,421)	(1,445)
Proceeds from sales of government guaranteed loans held for sale	208,921	132,635
Net gains on sales of government guaranteed loans	(10,437)	(8,469)
Change in fair value of government guaranteed loans held for investment, at fair value	(6,478)	(2,511)
Amortization of loan servicing rights	1,933	1,470
Non-qualified stock purchase plan expense	14	45
Stock based compensation expense	223	368
Income from bank owned life insurance	(310)	(303)
Changes in:
Accrued interest receivable	(1,477)	360
Other assets	170	397
Accrued interest payable	(132)	(295)
Other liabilities	(4,598)	(1,990)
Net cash provided by operating activities of continuing operations	192,600	118,243
Net cash provided by (used in) operating activities of discontinued operations	(119)	35,366
Net cash provided by operating activities	192,481	153,609
Cash flows from investing activities:
Purchase of investment securities available for sale	—	(20,326)
Principal payments on investment securities available for sale	1,620	1,494
Purchase of investment securities held to maturity	—	(3,568)
Principal payments on investment securities held to maturity	—	54
Call of investment securities held to maturity	2,500	—
Net purchase of nonmarketable equity securities	(1,295)	(447)
Purchase of time deposits in banks	—	(2,500)
Purchase of government guaranteed and consumer loans	(99,551)	(45,850)
Loan (originations) and payments, net	(205,633)	(134,336)
Purchase of premises and equipment	(5,739)	(2,776)

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED (Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Net cash used in investing activities	(308,098)	(208,255)
Cash flows from financing activities:
Net change in deposits	149,712	43,721
Net increase in short-term borrowings	5,000	40,000
Payments on notes payable	(227)	(227)
Net repayments of PPP Liquidity Facility borrowings	—	(69,654)
Repayment of subordinated debt	(50)	—
Proceeds from issuance of common stock for benefit plans, net	255	122
Common share buyback - redeemed stock	(10)	(49)
Unearned ESOP shares	(329)	—
Dividends paid on common stock	(657)	(642)
Dividends paid on preferred stock	(416)	(416)
Net cash provided by financing activities	153,278	12,855
Net change in cash and cash equivalents	37,661	(41,791)
Cash and cash equivalents, beginning of period	66,046	109,727
Cash and cash equivalents, end of period	$103,707	$67,936
Supplemental cash flow information
Interest paid	$13,014	$2,801
Income taxes paid	2	169
Supplemental noncash disclosures
Impact to retained earnings from adoption of ASC 326, net of tax	2,508	—
Net change in unrealized holding losses on investment securities available for sale, net of tax effect	485	(2,154)
Transfer of available for sale debt securities to held to maturity securities at fair value	—	1,500
Transfer of government guaranteed loans held for investment to loans held for sale	201,157	124,084
Transfer of loans held for investment to OREO	—	53
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
Operating results for the six month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022.
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
Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The most significant estimates relate to the ACL, government guaranteed loan servicing rights, and fair value of government guaranteed loans.
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
Contingencies: Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2023. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2023 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
Adoption of New Accounting Standards:
On January 1, 2023, the Company adopted ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) along with its amendments, which replaces the incurred loss impairment methodology in past standards with the CECL methodology and requires consideration of a broader range of information to determine credit loss estimates. The measurement of expected losses under the CECL methodology is applicable to financial assets measured at amortized cost, as well as unfunded commitments that are considered off-balance sheet credit exposures at the reporting date. The measurement is based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
securities and purchased financial assets with credit deterioration. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell.
The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning January 1, 2023 and after are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a decrease to retained earnings of $2,508, net of tax, comprised of a $3,107 pretax increase in the ACL for loans and $18 for HTM securities combined with a $213 pretax increase in reserve on unfunded commitments, as of January 1, 2023 for the cumulative effect of adopting ASC 326.
The impact of the January 1, 2023 adoption is summarized in the table below:

	January 1, 2023	December 31, 2022
Allowance for credit losses	As Reported Under	Pre-ASC 326	Impact of
	ASC 326	Adoption	ASC 326 Adoption
Assets
Investment securities HTM - corporate bonds	$18	$—	$18
Loans HFI, at amortized cost
Real estate - residential	2,210	731	1,479
Real estate - commercial	1,569	956	613
Real estate - construction and land	309	28	281
Commercial and industrial	7,298	6,182	1,116
Consumer and other	767	1,090	(323)
Unallocated	—	59	(59)
Loans HFI, at amortized cost total	12,153	9,046	3,107
Liabilities
Allowance for credit loss for unfunded commitments	724	511	213
Total	$12,877	$9,557	$3,320
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
Allowance for Credit Losses-Investment Securities:
The ACL on held-to-maturity securities is a contra-asset valuation determined in accordance with ASC 326, which is deducted from the securities' amortized cost basis at the balance sheet date as a result of management's assessment of the net amount expected to be collected. The allowance is measured on a pooled basis for securities with similar risk characteristics using historical credit loss information, adjusted for current conditions and reasonable and supportable forecasts. Securities that are determined to be uncollectible are written off against the allowance.
For available-for-sale securities in an unrealized loss position ("impaired security"), we assess whether 1) we intend to sell the security, or, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. Under either of these scenarios above, the security's amortized cost is written down to fair value through a charge to previously recognized allowances or earnings, as applicable. For impaired securities that do not meet these conditions, we assess whether the decline in fair value was due to credit loss or other factors. This assessment considers,

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
among other things: 1) the extent to which the fair value is less than amortized cost, 2) the financial condition and near-term prospects of the issuer, 3) any changes to the rating of the security by a rating agency, and 4) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss component. Any impairment due to non-credit-related factors that has not been recorded through an ACL is recognized in other comprehensive income (loss). The discount rate used in determining the present value of the expected cash flows is based on the effective interest rate implicit in the security at the date of purchase.
The ACL on investment securities HTM is a contra-asset valuation that is deducted from the carrying amount of investment securities HTM to present the net amount expected to be collected. Investment securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our Consolidated Statements of Income in provision for credit losses. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and consider historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these investment securities are issued by a U.S.government-sponsored entity and have an implicit or explicit government guarantee; therefore, no ACL has been recorded for these investment securities. With regard to corporate bonds HTM, we consider the issuer’s bond rating or the average expected default frequency of the similar investment securities based on company size and industry for those investment securities that are not rated. Historical loss rates associated with investment securities having similar grades as those in our portfolio have been insignificant.
Accrued interest receivable is excluded from the amortized costs and fair values of both held-to-maturity and available-for-sale securities and included in accrued interest receivable on the Consolidated Balance Sheets. Investment securities are placed on non-accrual status when principal or interest is contractually past due more than ninety days, or management does not expect full payment of principal and interest. We do not record an ACL for accrued interest receivable on investment securities, as the amounts are written-off when the investment is placed on non-accrual status. There were no non-accrual investment securities in any of the periods presented in the consolidated financial statements.
Allowance for Credit Losses - Loans Held for Investment and Unfunded Commitments:
The ACL is a valuation account that is deducted from the amortized cost basis of loans to present a net amount expected to be collected. The ACL excludes loans held for sale and loans accounted for under the fair value option. Loans are charged-off against the ACL when management believes the uncollectibility of a loan balance is confirmed.
The Company’s ACL on loans is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company’s historical credit loss experience provides the basis for the estimation of expected credit losses. Management adjusts historical loss information for differences in current risk characteristics such as portfolio risk grading, delinquency levels, or portfolio mix as well as for changes in environmental conditions such as changes in unemployment rates. The ACL on unfunded loan commitments is based on estimates of probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity and loss rates as determined for pooled funded loans. The ACL on unfunded commitments is a liability account included in other liabilities. Management estimates these allowances quarterly.
The ACL is measured on a pooled basis when similar risk characteristics are present in the portfolio. The Company has identified portfolio segments based on loan pools with similar credit risk characteristics, which generally correspond to federal regulatory reporting codes, with separate consideration for the government guaranteed loans. The ACL model utilizes a PD/LGD methodology to measure the expected credit losses on government guaranteed loans and a WARM methodology for the remaining loans. The PD/LGD method estimates losses by utilizing estimated PD, LGD, and individual loan level exposure at default. The WARM model contemplates expected losses at a pool-level, utilizing historical loss information. Portions of government guaranteed loans have a government guarantee for credit losses, therefore, no ACL has been recorded for those loan balances. In order to quantify the credit risk impact of other trends and changes within the loan portfolio, the Company utilizes qualitative adjustments to the modeled estimated loss approaches. These qualitative adjustments include: changes in lending policies, procedures, and strategies; changes in nature and volume of portfolio; staff experience; changes in volume and trends in classified loans, delinquencies, and nonaccrual; concentration risk; trends in underlying collateral value; external factors such as competition, legal, regulatory; changes in quality of the loan review system; and economic conditions. Additionally, the Company uses reasonable and supportable forecasts utilizing data from the Federal Open Market Committee’s median forecasts of change in national GDP and of national unemployment.

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
The determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although management believes that the processes in place for assessing the appropriate level of the ACL are robust, such policies and procedures have limitations, including judgment errors in management’s risk analysis, and may not prevent unexpected losses in the future. Moreover, the CECL methodology may create more volatility in the level of our ACL from quarter to quarter as changes in the level of ACL will be dependent upon, among other things, macroeconomic forecasts and conditions, loan portfolio volumes and credit quality. These factors could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
The following is a summary of the assets and liabilities of the discontinued operations of the residential mortgage lending division at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Assets
Loans held for sale, at fair value	$—	$449
Loan servicing rights	—	201
Right-of-use operating lease asset	451	559
Accrued interest receivable	—	2
Total assets	$451	$1,211
Liabilities
Operating lease liability	$939	$1,189
Other liabilities	—	469
Total liabilities	$939	$1,658

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)
The following presents operating results of the discontinued operations of the residential mortgage lending division for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$—	$867	$1	$1,604
Noninterest income	(2)	10,221	(2)	23,424
Total net revenue	(2)	11,088	(1)	25,028
Noninterest expense	41	11,985	212	25,761
Loss from discontinued operations before income taxes	(43)	(897)	(213)	(733)
Income tax benefit	(11)	(223)	(53)	(182)
Net loss from discontinued operations	$(32)	$(674)	$(160)	$(551)
NOTE 3 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale and investment securities held to maturity at June 30, 2023 and December 31, 2022 as well as the ACL for investment securities held to maturity at June 30, 2023 are summarized as follows:

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$9,143	$—	$(243)	$8,900
Mortgage-backed securities:
U.S. Government-sponsored enterprises	3,985	—	(671)	3,314
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	21,250	—	(3,460)	17,790
Corporate bonds	11,335	14	(10)	11,339
Total investment securities available for sale	$45,713	$14	$(4,384)	$41,343

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$2	$—	$—	$2	$—
Corporate bonds	2,500	—	(280)	2,220	19
Total investment securities held to maturity	$2,502	$—	$(280)	$2,222	$19
.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$9,873	$—	$(268)	$9,605
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,133	—	(693)	3,440
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	22,031	—	(3,811)	18,220
Corporate bonds	11,337	—	(253)	11,084
Total investment securities available for sale	$47,374	$—	$(5,025)	$42,349

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$2	$—	$—	$2
Corporate bonds	5,000	—	(247)	4,753
Total investment securities held to maturity	$5,002	$—	$(247)	$4,755
The amortized cost and fair value of investment securities as of June 30, 2023 are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One to five years	$11,335	$11,339	$1,500	$1,390
Five to ten years	—	—	1,000	830
Beyond ten years	34,378	30,004	2	2
Total	$45,713	$41,343	$2,502	$2,222
No ACL for investment securities AFS was needed at June 30, 2023. Accrued interest receivable on securities AFS is excluded from the estimate of credit losses and is included in accrued interest receivable in the Consolidated Balance Sheets.
As of June 30, 2023, there were no past due principal and interest payments associated with the HTM securities. There was an ACL of $19 on corporate bonds HTM based on applying the long-term historical credit loss rate for similarly rated securities.
The following table presents the activity in the ACL for investment securities HTM by major security type for the three and six months ended June 30, 2023:

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

	For the Three Months Ended	For the Six Months Ended
Corporate Bonds	June 30, 2023
Balance at beginning of period	$18	$—
Impact of adopting ASC 326	—	18
Provision for credit losses	1	1
Investment securities charge-offs/recoveries	—	—
Investment securities recoveries	—	—
Balance at end of period	$19	$19
The following table summarizes investment securities with unrealized losses at June 30, 2023 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Investment securities available for sale:
Asset-backed securities	$—	$—	$8,900	$(243)	$8,900	$(243)	3
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	3,314	(671)	3,314	(671)	2
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	15,685	(3,460)	15,685	(3,460)	7
Corporate bonds	—	—	2,450	(10)	2,450	(10)	1
Total investment securities available for sale	$—	$—	$30,349	$(4,384)	$30,349	$(4,384)	13

Investment securities held to maturity:
Corporate bonds	$2,220	$(280)	$—	$—	$2,220	$(280)	3
Total investment securities held to maturity	$2,220	$(280)	$—	$—	$2,220	$(280)	3

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
No investment securities were pledged as of June 30, 2023 or December 31, 2022, and there were no sales of investment securities during the three and six months ended June 30, 2023 or during the year ended December 31, 2022.
NOTE 4 – LOANS
Loans held for investment, at amortized cost, at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Real estate:
Residential	$235,339	$202,329
Commercial	272,200	231,281
Construction and land	15,575	9,320
Commercial and industrial	198,639	194,643
Commercial and industrial - PPP	15,808	19,293
Consumer and other	38,103	37,288
Loans held for investment, at amortized cost, gross	775,664	694,154
Deferred loan costs, net	11,506	10,740
Discount on government guaranteed loans sold(1)	(5,937)	(5,621)
Premium on loans purchased, net	3,306	2,301
Allowance for credit losses	(12,598)	(9,046)
Loans held for investment, at amortized cost	$771,941	$692,528
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 5 - ALLOWANCE FOR CREDIT LOSSES
On January 1, 2023, the Company adopted ASU 2016-13, or CECL, using the modified retrospective method for all of its loans measured at amortized cost. With the adoption of CECL, the Company elected to exclude accrued interest receivable from the amortized cost basis of loans.
The following schedules present the activity in the ACL by loan segment for the three and six months ended June 30, 2023 and June 30, 2022:

Three Months Ended	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and Other	Unallocated	Total
June 30, 2023
Beginning Balance	$2,358	$1,695	$254	$7,216	$685	$—	$12,208
Charge-offs	—	—	—	(1,710)	(674)	—	(2,384)
Recoveries	—	—	—	72	59	—	131
Provision	184	194	105	1,433	727	—	2,643
Ending Balance	$2,542	$1,889	$359	$7,011	$797	$—	$12,598
June 30, 2022
Beginning Balance	$668	$1,519	$124	$7,320	$429	$110	$10,170
Charge-offs	—	(53)	—	(939)	(26)	—	(1,018)
Recoveries	—	53	—	107	2	—	162
Provision	(79)	(386)	(86)	276	633	(108)	250
Ending Balance	$589	$1,133	$38	$6,764	$1,038	$2	$9,564

	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and Other	Unallocated	Total
Six Months Ended
June 30, 2023
Beginning Balance	$731	$956	$28	$6,182	$1,090	$59	$9,046
Impact of adopting ASC 326	1,479	613	281	1,116	(323)	(59)	3,107
Charge-offs	—	—	—	(3,118)	(1,339)	—	(4,457)
Recoveries	—	2	—	189	126	—	317
Provision	332	318	50	2,642	1,243	—	4,585
Ending Balance	$2,542	$1,889	$359	$7,011	$797	$—	$12,598
June 30, 2022
Beginning Balance	$1,437	$2,349	$241	$9,202	$154	$69	$13,452
Charge-offs	—	(53)	—	(1,970)	(41)	—	(2,064)
Recoveries	—	61	—	260	5	—	326
Provision	(848)	(1,224)	(203)	(728)	920	(67)	(2,150)
Ending Balance	$589	$1,133	$38	$6,764	$1,038	$2	$9,564
On January 1, 2023 the Company adopted CECL which significantly changed the credit losses estimation model for loans. The ACL represents management’s best estimate of future lifetime expected losses on its held for investment loan portfolio. The Company calculates its ACL by estimating expected credit losses on a collective basis for loans that share similar risk characteristics. Loans that do not share similar risk characteristics with other loans are evaluated for credit

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
losses on an individual basis. The Company uses a combination of modeled and non-modeled approaches that incorporates current and future economic conditions to estimate lifetime expected losses on a collective basis.
The Company’s ACL model utilizes a PD/LGD methodology to measure the expected credit losses on government guaranteed loans and a WARM methodology for the remaining loans. The PD/LGD method estimates losses by utilizing estimated PD, LGD, and individual loan level exposure at default. The WARM model contemplates expected losses at a pool-level, utilizing historical loss information. Portions of government guaranteed loans have a government guarantee for credit losses, therefore, no ACL has been recorded for those loan balances. In order to quantify the credit risk impact of other trends and changes within the loan portfolio, the Company utilizes qualitative adjustments to the modeled estimated loss approaches. These qualitative adjustments include: changes in lending policies, procedures, and strategies; changes in nature and volume of portfolio; staff experience; changes in volume and trends in classified loans, delinquencies, and nonaccrual; concentration risk; trends in underlying collateral value; external factors such as competition, legal, regulatory; changes in quality of the loan review system; and economic conditions. In addition to this, the Company uses reasonable and supportable forecasts utilizing data from the Federal Open Market Committee’s median forecasts of change in national GDP and of national unemployment. The FOMC’s forecast for the remainder of the calendar year is used in conjunction with the most recent 4 quarters of historical data from FRED (Federal Reserve Economic Data) to determine changes in certain qualitative factors used in calculating loss rates.
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
The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The ACL on unfunded loan commitments is based on estimates of probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity and loss rates as determined for pooled funded loans. As of June 30, 2023 and December 31, 2022, the ACL for unfunded commitments recorded in other liabilities was $844 and $511, respectively.
The following table presents the activity in the ACL for unfunded commitments for the three and six months ended June 30, 2023:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2023
Balance at beginning of period	$798	$511
Impact of adopting ASC 326	—	213
Provision for credit losses	46	120
Unfunded commitments charge-offs	—	—
Unfunded commitments recoveries	—	—
Balance at end of period	$844	$844

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following tables present the recorded investment in nonaccrual loans and loans past due over 89 days still on accrual by loan segment at June 30, 2023 and December 31, 2022. In the following tables, the recorded investment does not include the government guaranteed balance.

June 30, 2023	Nonaccrual with no ACL	Nonaccrual with ACL	Loans Past Due Over 89 Days Still Accruing
Real estate - residential	$—	$2,740	$320
Real estate - commercial	—	679	—
Commercial and industrial	—	2,597	—
Consumer and other	—	—	254
Total	$—	$6,016	$574

December 31, 2022	Nonaccrual	Loans Past Due Over 89 Days Still Accruing
Real estate - commercial	$1,563	$—
Commercial and industrial	1,854	—
Consumer and other	—	254
Total	$3,417	$254
A financial asset is considered collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraised value. The following table presents the amortized cost basis of individually analyzed collateral dependent loans by loan portfolio segment as of June 30, 2023:

	Type of Collateral	ACL
	Business Assets
Commercial and industrial	$1,500	$206

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following table presents the aging of the recorded investment in past due gross loans HFI at amortized cost at June 30, 2023 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$1,635	$3,061	$4,696	$230,643	$235,339
Real estate - commercial	763	639	1,402	270,798	272,200
Real estate - construction and land	—	—	—	15,575	15,575
Commercial and industrial	3,692	2,123	5,815	192,824	198,639
Commercial and industrial - PPP	—	—	—	15,808	15,808
Consumer and other	828	254	1,082	37,021	38,103
Total	$6,918	$6,077	$12,995	$762,669	$775,664
(1) $17,805 of balances 30-89 days past due and $2,404 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee. Of those loans, $13,406 of commercial and industrial PPP loans were delinquent as of June 30, 2023.

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

Modifications to Borrowers Experiencing Financial Difficulty
For the three and six months ended June 30, 2023, there were no loan modifications to borrowers experiencing financial difficulty and no loan modifications that subsequently defaulted during the period.
Troubled Debt Restructurings
At December 31, 2022, the Company had no loans classified as a troubled debt restructuring. See Note 1 for additional discussion on TDRs.
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
Special Mention – These credits have potential weaknesses that may, if not checked or corrected, weaken the asset, or inadequately protect the Company’s position at some future date. These assets pose elevated risk, but their weakness does not yet justify a “Substandard” classification.
Substandard – These loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
Doubtful – These loans have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The table below sets forth credit exposure for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at June 30, 2023:

					Revolving	Revolving
					Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year				Amortized	Converted
	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$60,328	$82,544	$54,004	$70,184	$4,461	$—	$271,521
Special mention	—	—	—	—	—	—	—
Substandard	—	—	74	605	—	—	679
Doubtful	—	—	—	—	—	—	—
Total real estate - commercial loans	$60,328	$82,544	$54,078	$70,789	$4,461	$—	$272,200
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—

Real estate - construction and land
Risk Rating
Pass	$1,848	$9,609	$3,741	$377	$—	$—	$15,575
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total real estate - construction and land loans	$1,848	$9,609	$3,741	$377	$—	$—	$15,575
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$48,019	$51,654	$17,892	$68,110	$9,366	$—	$195,041
Special mention	—	—	—	1,003	—	—	1,003
Substandard	—	591	14	1,953	—	—	2,558
Doubtful	—	—	—	—	37	—	37
Total commercial and industrial loans	$48,019	$52,245	$17,906	$71,066	$9,403	$—	$198,639
Current period gross write offs	$—	$477	$120	$2,521	$—	$—	$3,118

Commercial and industrial - PPP
Risk Rating
Pass	$—	$9	$222	$15,566	$—	$—	$15,797
Special mention	—	—	—	11	—	—	11
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total commercial and industrial - PPP loans	$—	$9	$222	$15,577	$—	$—	$15,808
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The Company considers the performance of the loan portfolio to determine its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan by payment activity. The following table presents the amortized costs at June 30, 2023 in residential and consumer loans based on payment activity.

					Revolving	Revolving
					Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year				Amortized	Converted
	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$19,349	$86,736	$24,878	$21,055	$80,261	$—	$232,279
Nonperforming	—	424	132	2,184	320	—	3,060
Total real estate - residential loans	$19,349	$87,160	$25,010	$23,239	$80,581	$—	$235,339
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Payment Performance
Performing	$9,454	$26,224	$1,347	$248	$576	$—	$37,849
Nonperforming	—	228	26	—	—	—	254
Total consumer and other loans	$9,454	$26,452	$1,373	$248	$576	$—	$38,103
Current period gross write offs	$9	$1,318	$7	$5	$—	$—	$1,339
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the ALLL using incurred losses methodology. The following tables are disclosures related to loans in prior periods.
The following table presents the balance in the ALLL and the recorded investment in loans by loan segment and based on impairment method at December 31, 2022. The government guaranteed loan balances are included in the collectively evaluated for impairment balances.

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
For purposes of the impaired loans by loan segment table above, the unpaid principal balance and recorded investment do not include the government guaranteed balance. The government guaranteed balances of impaired loans at December 31, 2022 were $6,797.
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
Individually Evaluated Loans: Periodically, the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated when establishing the ACL. Loans are considered collateral dependent when the Company has determined that foreclosure of the collateral is probable or when a borrower is experiencing financial difficulty and the loan is expected to be repaid substantially through the operation or sale of collateral. A collateral dependent loan’s ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan’s collateral is determined by appraisals, independent valuation, or management’s estimation of fair value which is then adjusted for the cost related to liquidation of the collateral. Collateral dependent loans are generally classified as Level 3 based on management’s judgment and estimation.
Government Guaranteed Loan Servicing Rights: The fair value of government guaranteed servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. There were no government guaranteed loan servicing rights carried at fair value at June 30, 2023 and December 31, 2022. On a quarterly basis, government guaranteed loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the cost. If the carrying amount exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value.
Assets measured at fair value on a recurring basis at June 30, 2023 are summarized below. There were no liabilities carried at fair value on a recurring basis at June 30, 2023.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$41,343	$—	$41,343
Government guaranteed loans held for investment, at fair value	—	—	52,165	52,165

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
Financial Instruments Recorded Using Fair Value Option
The Company has elected the fair value option for residential loans held for sale. These loans are intended for sale and are classified as assets from discontinued operations on the consolidated balance sheet. The Company believes that the fair value is the best indicator of the resolution of these loans. Interest income from discontinued operations is recorded based on the contractual term of the loan and in accordance with the Company’s policy on loans held for investment. There were no residential loans held for sale as of June 30, 2023. None of the loans were 90 days or more past due or on nonaccrual at December 31, 2022.
The aggregate fair value, contractual balance, and gain at December 31, 2022 for residential loans held for sale from discontinued operations were as follows:

December 31, 2022
Aggregate fair value	$449
Contractual balance	434
Gain	$15
The total amount of interest income from discontinued operations and losses from changes in fair value included in earnings for the six months ended June 30, 2023 and June 30, 2022 for residential loans held for sale from discontinued operations were as follows:

	Six Months Ended June 30,
	2023	2022
Interest income	$1	$1,604
Change in fair value	(15)	(2,039)
Total loss	$(14)	$(435)
The Company also elected the fair value option for certain of its government guaranteed loans held for investment as the Company believed that fair value was the best indicator of the resolution of those loans at that time. Depending on market conditions and liquidity needs of the Company, management determines whether it is advantageous to hold or sell government guaranteed loans on a loan-by-loan basis. The portion of these loans guaranteed by the government are generally readily marketable in the secondary market and the portion of the loans that are not guaranteed may be sold periodically to other third party financial institutions. Interest income on these loans is recorded based on the contractual term of the loan and in accordance with the Company’s policy on other loans held for investment.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The aggregate fair value, contractual balance, and gain at June 30, 2023 and December 31, 2022 for government guaranteed loans held for investment, at fair value, were as follows:

	June 30, 2023	December 31, 2022
Aggregate fair value	$52,165	$27,078
Contractual balance	49,640	26,201
Gain	$2,525	$877
The total amount of gains and losses from changes in fair value and interest income included in earnings for the six months ended June 30, 2023 and June 30, 2022 for government guaranteed loans held for investment, at fair value, were as follows:

	Six Months Ended June 30,
	2023	2022
Interest income	$2,071	$382
Change in fair value	6,478	2,511
Total gain (loss)	$8,549	$2,893
Changes in fair value for government guaranteed loans held for investment, at fair value, were included in Government guaranteed loans fair value gain on the Consolidated Statements of Income.
The table below presents a reconciliation of government guaranteed loans held for investment, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended June 30,
	2023	2022
Balance of government guaranteed loans held for investment at fair value, beginning of period	$27,078	$9,614
New government guaranteed originations at fair value	84,151	41,745
Loans sold	(59,694)	—
Principal payments	(5,695)	(1,661)
Charge-offs	(153)	—
Total gains during the period	6,478	2,511
Balance of government guaranteed loans held for investment at fair value, end of period	$52,165	$52,209
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of government guaranteed loans held for investment, at fair value, interest rate lock commitments, and best efforts forward sales contracts falling within Level 3 of the fair value hierarchy at June 30, 2023 and December 31, 2022:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
June 30, 2023
Government guaranteed loans held for investment,	$52,165	Discounted	Discount rate	7.27%-10.77% (8.55%)
at fair value		cash flow	Conditional prepayment rate	8.29%-9.85% (8.74%)
December 31, 2022
Government guaranteed loans held for investment,	$27,078	Discounted	Discount rate	5.50%-10.00% (8.00%)
at fair value		cash flow	Conditional prepayment rate	8.66%-10.15% (8.95%)
Best efforts forward sales contracts (1)	$0	Quoted market prices	Pull-through expectations	100.00% (100.00%)
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
Assets measured at fair value on a nonrecurring basis at June 30, 2023 are summarized below:

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
The carrying values and estimated fair values of financial instruments not carried at fair value, at June 30, 2023 and December 31, 2022 are as follows:

		June 30, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$103,707	$103,707	$66,046	$66,046
Time deposits in banks	2	4,881	4,761	4,881	4,714
Investment securities held to maturity	2	2,483	2,222	5,002	4,755
Nonmarketable equity securities, at cost	2	5,332	5,332	5,537	5,537
Government guaranteed loans held for sale	2	1,247	1,376	—	—
Loans held for investment, at amortized cost	3	771,941	760,773	692,528	687,365
Accrued interest receivable (1)	2	5,929	5,929	4,454	4,454
Government guaranteed loan servicing rights	3	12,820	14,337	10,906	13,051
Mortgage loan servicing rights(2)	3	—	—	201	201
Liabilities:
Noninterest-bearing deposits	2	$101,081	$101,081	$93,235	$93,235
Interest-bearing transaction accounts	2	253,112	253,112	202,656	202,656
Savings and money market deposits	2	401,941	401,941	363,053	363,053
Time deposits	2	188,648	177,265	136,126	134,564
FRB and FHLB borrowings	2	30,000	30,000	25,000	25,000
Subordinated debentures	2	5,945	4,880	5,992	5,270
Notes payable	2	2,617	2,596	2,844	2,843
Accrued interest payable	2	572	572	704	704
(1) Includes balances of $2 classified as assets from discontinued operations on the consolidated balance sheet as of December 31, 2022.
(2) Classified as assets from discontinued operations on the consolidated balance sheet.
NOTE 7 – GOVERNMENT GUARANTEED LOAN SERVICING ACTIVITIES
At June 30, 2023 and December 31, 2022, the principal balance of government guaranteed loans, excluding PPP loans, retained by the Company was $364,030 and $300,219, respectively, of which $182,868 and $139,587 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of government guaranteed loans serviced for others requiring recognition of a servicing asset were $758,090 and $660,600 at June 30, 2023 and December 31, 2022, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Activity for government guaranteed loan servicing rights for the three and six months ended June 30, 2023 and June 30, 2022 follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Beginning of period	$11,625	$7,399	$10,906	$6,407
Additions	2,250	1,134	3,847	2,823
Amortization	(1,055)	(773)	(1,933)	(1,470)
End of period	$12,820	$7,760	$12,820	$7,760
The fair value of government guaranteed loan servicing rights was $14,337 and $13,051 at June 30, 2023 and December 31, 2022, respectively. Fair value was determined using a weighted average discount rate of 15.12% and a weighted average prepayment speed of 9.73% at June 30, 2023. Fair value was determined using a weighted average discount rate of 14.88% and a weighted average prepayment speed of 9.93% at December 31, 2022. The government guaranteed loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain on sale of government guaranteed loans, excluding sale of PPP loans, for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Gain on sale of guaranteed government guaranteed loans	$4,590	$2,714	$7,402	$6,038
Loss on sale of unguaranteed government guaranteed loans	(797)	—	(797)	(348)
Costs recognized on sale of government guaranteed loans	(15)	—	(15)	(44)
Fair value of servicing rights created	2,250	1,134	3,847	2,823
Gain on sale of government guaranteed loans, net	$6,028	$3,848	$10,437	$8,469
NOTE 8 - PREMISES AND EQUIPMENT
Premises and equipment at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Land and improvements	$5,352	$4,488
Building and improvements	17,979	13,131
Leasehold improvements	3,300	2,833
Furniture, fixtures, and equipment	7,535	6,520
Fixed assets in process	12,938	14,716
Total premises and equipment	47,104	41,688
Accumulated depreciation and amortization	(7,052)	(6,248)
Net premises and equipment (1)	$40,052	$35,440
(1)There were no premises and equipment assets classified as assets from discontinued operations as of June 30, 2023 or December 31, 2022.
Depreciation and amortization expense including expense from discontinued operations was $593 and $500 for the three months ended June 30, 2023 and June 30, 2022, respectively, and $1,127 and $995 for the six months ended June 30, 2023 and June 30, 2022, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 9 – LEASES
For the three and six months ended June 30, 2023 and June 30, 2022, the components of total lease cost and supplemental information related to operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$246	$385	$588	$772
Short-term lease cost	20	137	20	273
Total lease cost, net (1)	$266	$522	$608	$1,045
(1) Includes lease costs reported as discontinued operations of $27 and $292 for the three months ended June 30, 2023 and June 30, 2022, respectively, and $87 and $615 for the six months ended June 30, 2023 and June 30, 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash flows related to operating lease liabilities	$303	$388	$684	$768
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	—	—
At June 30, 2023, the weighted average discount rate of operating leases was 2.31% and the weighted average remaining life of operating leases was 3.47 years.
The future minimum lease payments for operating leases, subsequent to June 30, 2023, as recorded on the balance sheet, are summarized as follows:

2023	$630
2024	1,237
2025	1,029
2026	832
2027	413
Thereafter	—
Total undiscounted lease payments	$4,141
Less: imputed interest	(184)
Net lease liabilities	$3,957
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Based on the analysis, the Company concluded that the ROU assets for these offices were impaired and had a remaining ROU carrying value of $451 as of June 30, 2023. The analyses resulted in no additional impairment for the six months ended June 30, 2023.
NOTE 10 – OTHER BORROWINGS
At June 30, 2023, the Company had a short-term FHLB borrowing of $30,000 at 5.07% and no borrowings from the FRB. There were $25,000 of borrowings at 4.50% from the FRB and no borrowings from the FHLB at December 31, 2022.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the bank were to obtain would be secured by a blanket lien on $288,430 of real estate-related loans as of June 30, 2023. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to
$140,121 from the FHLB at June 30, 2023.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $49,948 of commercial loans as of June 30, 2023. FRB short-term borrowings bear interest at variable rates based on the Federal Open Market Committee's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to $33,961 from the FRB at June 30, 2023.
In June 2021, the Company issued $6,000 of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5,945 and $5,992 at June 30, 2023 and December 31, 2022, respectively.
The Company has a term note with quarterly principal and interest payments with interest at Prime (8.25% at June 30, 2023). The note matures on March 10, 2029 and the balance of the note was $2,617 and $2,844 at June 30, 2023 and December 31, 2022, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note. As of June 30, 2023, the Company was in compliance with all financial debt covenants.
NOTE 11 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock grants and stock options. Total compensation cost charged against income related to the Equity Plan was $172 and $244 for the three months ended June 30, 2023 and June 30, 2022, respectively, and $319 and $423 for the six months ended June 30, 2023 and June 30, 2022, respectively.
Restricted Stock
The Company awarded shares of restricted common stock to certain employees and non-employee directors for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.
A summary of changes in the Company’s nonvested restricted shares for the six months ended June 30, 2023 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2023	22,000	$21.52
Granted	46,175	18.30
Vested	(13,935)	20.01
Forfeited	(1,705)	(19.37)
Nonvested at June 30, 2023	52,535	$18.75
At June 30, 2023, there was $742 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the six months ended June 30, 2023 and June 30, 2022 was $252 and $88, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Stock Options
The Equity Plan permits the grant of stock options to the Company’s employees and non-employee directors for up to 15% of the total number of shares of Company common stock issued and outstanding, up to 1,500,000 shares. Option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The market price of the Company’s common stock is the closing sales price of the Common Stock on Nasdaq on the date of the grant, the next preceding date on which there was a reported closing price. Those option awards generally have a vesting period of 5 years for employees and 3 years for non-employee directors and have 10-year contractual terms.
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
A summary of the activity in the Equity Plan for the six months ended June 30, 2023 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	405,688	$15.67
Exercised	(30,375)	15.71
Forfeited	(7,575)	15.52
Outstanding at June 30, 2023	367,738	$15.67	6.20	$—
Vested and exercisable at June 30, 2023	323,037	$15.78	6.06	$—
There were no options granted during the three and six months ended June 30, 2023 or June 30, 2022. Total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan was $107 at June 30, 2023. This cost is expected to be recognized over a weighted average period of 1.67 years.
NOTE 12 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. During the six months ended June 30, 2023, 4,953 shares were purchased at an average price of $17.01. During the six months ended June 30, 2022, 5,251 shares were purchased at an average price of $15.85.
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the six months ended June 30, 2023 and June 30, 2022 was $14 and $45, respectively.
The Company has a Salary Continuation Agreement (the “Agreement”) with an executive officer. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. The liability recorded for the Agreement was $343 and $336 at June 30, 2023 and December 31, 2022, respectively, and the related expense for the six months ended June 30, 2023 and June 30, 2022 was $8 and $38, respectively.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of each employee’s salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. Expense recognized in relation to the 401(k) plan was $457 and $999 for the six months ended June 30, 2023 and June 30, 2022, respectively. The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the plan.
The Company has an ESOP for eligible employees. Each year, the Company’s Board of Directors may approve a discretionary percentage of employees’ salaries to be contributed to the ESOP for eligible employees. In 2021, the ESOP trust acquired 14,154 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 11,323 unallocated shares with a fair value of $153 remaining as of June 30, 2023. The ESOP trust’s outstanding loan, which is secured by the unallocated shares, bears a fixed interest rate equal to Prime Rate as of the note date, which was 3.25%. The note requires an annual payment of principal and interest through December 2026.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the ESOP. As a result of the exit of affected participants from the plan, the plan acquired 23,383 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 23,383 unallocated shares with a fair value of $316 remaining as of June 30, 2023. The ESOP trust was issued a five year loan bearing an interest rate equal to Prime Rate as of the note date, which was 8.25% and adjusts annually as of the first day of each succeeding calendar year to reflect the Prime Rate as of the first business day of the calendar year. The note requires an annual payment of principal and interest through December 2027. The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The Board did not approve any contributions in 2022. There was no expense related to the ESOP for the six months ended June 30, 2023. Expense related to the ESOP was $0 for the six months ended June 30, 2022.
NOTE 13 - INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax. In the ordinary course of business, they are routinely subject to audit by the Internal Revenue Service. Currently, the Company is subject to examination by taxing authorities for the 2020 tax return year and forward.
A reconciliation of expected income tax expense (benefit) using the federal statutory rate of 21% for the three and six months ended June 30, 2023 and June 30, 2022 and actual income tax expense (benefit) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Federal tax based on federal corporate statutory rate	$394	$68	$635	$39
State tax, net of federal effect	55	—	92	(1)
Changes resulting from:
BOLI income	(6)	(6)	(12)	(12)
Other, net	18	(130)	26	(121)
Income tax expense (benefit) from continuing operations	461	(68)	741	(95)
Income tax (benefit) expense from discontinued operations	(11)	(223)	(53)	(182)
Total income tax expense (benefit)	$450	$(291)	$688	$(277)
NOTE 14 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met all capital adequacy requirements to which it was subject at June 30, 2023 and December 31, 2022.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s classification.
In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
included a transition option that allows banking organizations to phase in, over a three year period, the day one adverse effects of adoption on their regulatory capital ratios (three year transition option). In connection with the adoption of ASC 326 on January 1, 2021, the Company recognized an after-tax cumulative effect reduction to retained earnings. The Company elected to adopt the three year transition option and the deferral has been applied in capital ratios presented below. Actual and required capital amounts and ratios for the Bank are presented below at June 30, 2023:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$109,428	13.60%	$64,384	8.00%	$80,480	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$99,348	12.34%	$48,288	6.00%	$64,384	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$99,348	12.34%	$36,216	4.50%	$52,312	6.50%
Tier 1 Capital
(to Average Assets)	$99,348	9.36%	$42,443	4.00%	$53,053	5.00%
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2022:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$108,307	15.00%	$57,767	8.00%	$72,209	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$99,269	13.75%	$43,325	6.00%	$57,767	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$99,269	13.75%	$32,494	4.50%	$46,936	6.50%
Tier 1 Capital
(to Average Assets)	$99,269	10.79%	$36,816	4.00%	$46,020	5.00%
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
The following table presents the components of the residential loan fee income from discontinued operations for the three and six months June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net gain realized on sale of residential loans held for sale	$(2)	$4,237	$13	$13,307
Net change in fair value recognized on residential loans held for sale	—	960	(15)	(2,039)
Net change in fair value recognized on interest rate lock commitments	—	1,064	—	(268)
Net change in fair value recognized on mandatory and best efforts forward sales contracts	—	2,629	—	9,574
Mortgage banking fees	—	1,322	—	2,829
Residential loan fee income from discontinued operations	$(2)	$10,212	$(2)	$23,403
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
There were no mortgage banking derivatives outstanding as of June 30, 2023. The following table reflects the amount and fair value of mortgage banking derivatives included in the assets and liabilities from discontinued operations on the Consolidated Balance Sheets at December 31, 2022:

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
The contractual amounts of financial instruments with off-balance sheet risk at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Unfunded loan commitments	$36,804	$23,512
Unused lines of credit	164,189	134,366
Standby letters of credit	237	244

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
All unused lines of credit at June 30, 2023 and December 31, 2022 were variable rate lines of credit and the majority of unfunded loan commitments at June 30, 2023 and December 31, 2022 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At June 30, 2023 and December 31, 2022, ACL for off-balance sheet loan commitments totaled $844 and $511, respectively.
NOTE 17 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic:
Income from continuing operations	$1,417	$392	$2,284	$282
Loss from discontinued operations	(32)	(674)	(160)	(551)
Net income (loss)	1,385	(282)	2,124	(269)
Less: Preferred stock dividends	208	208	416	416
Net income available to (loss attributable to) common shareholders	$1,177	$(490)	$1,708	$(685)
Weighted average common shares outstanding	4,103,788	4,014,445	4,092,299	4,009,002

Basic earnings (loss) per common share:
Continuing operations	$0.30	$0.05	$0.46	$(0.03)
Discontinued operations	(0.01)	(0.17)	(0.04)	(0.14)
Total	$0.29	$(0.12)	$0.42	$(0.17)

Diluted:
Income from continuing operations	$1,417	$392	$2,284	$282
Loss from discontinued operations	(32)	(674)	(160)	(551)
Net income (loss)	1,385	(282)	2,124	(269)
Less: Preferred stock dividends	208	208	416	416
Add: Series B preferred stock dividends	64	—	—	—
Net income available to (loss attributable to) common shareholders	$1,241	$(490)	$1,708	$(685)
Weighted average common shares outstanding for basic earnings per common share	4,103,788	4,014,445	4,092,299	4,009,002
Add: Dilutive effects of conversion of Series B preferred stock to common stock	161,713	—	—	—
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—	—	—
Average shares and dilutive potential common shares	4,265,501	4,014,445	4,092,299	4,009,002

Diluted earnings (loss) per common share:
Continuing operations	$0.30	$0.05	$0.46	$(0.03)
Discontinued operations	(0.01)	(0.17)	(0.04)	(0.14)
Total	$0.29	$(0.12)	$0.42	$(0.17)

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Diluted income (loss) per share is the same as basic income (loss) per share for the three and six months end June 30, 2022 presented as the effects of potentially dilutive items were anti-dilutive given the Company’s net loss attributable to common shareholders. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus potential outstanding common stock for the period. Potential outstanding common stock includes stock options and Series B preferred stock, but only to the extent that their inclusion is dilutive.
The following securities outstanding at June 30, 2023 and June 30, 2022 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of earnings (loss) per share is antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock options	368,955	463,363	378,534	463,363
Convertible Series B preferred stock	0	3,123	3,123	3,123

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is an analysis of the results of operations for the three and six months ended June 30, 2023 and June 30, 2022 and financial condition as of June 30, 2023 and December 31, 2022. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.
In addition to the historical information contained herein, this Form 10-Q includes "forward-looking statements" within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including, but not limited to, the effects of health crises, global military hostilities, or climate changes, including its effects on the economic environment, its customers and its operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with them; the ability of the Company to implement its strategy and expand its banking operations; changes in interest rates and other general economic, business and political conditions, including changes in the financial markets or global military hostilities; changes in business plans as circumstances warrant; risks related to mergers and acquisitions; changes in benchmark interest rates used to price loans and deposits, changes in tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements.
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
Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At June 30, 2023, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing the consolidated financial statements were the policies related to the ACL, and fair value measurement of investment securities, government guaranteed servicing rights and government guaranteed loans held for investment at fair value, which are discussed more fully below.
Allowance for Credit Losses
The ACL is calculated with the objective of maintaining a reserve sufficient to absorb estimated losses. Management's determination of the appropriateness of the allowance is based on periodic evaluations of the loan portfolio, lending-related commitments, and other relevant factors. This evaluation is inherently subjective as it requires numerous estimates, including the loss for internal risk ratings, collateral values, and the amounts and timing of expected future cash flows. The Company’s ACL on loans is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In addition, management may include qualitative adjustments intended to capture the impact of other uncertainties in the lending environment such as underwriting standards, current economic and political conditions, and other factors affecting the credit quality. Changes to one or more of the estimates used could result in a different estimated ACL
Fair Value Measurements
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

Recent Developments
Appointment of Chief Financial Officer and Chief Accounting Officer. On July 24, 2023, Scott J. McKim was appointed to the position of Executive Vice President and Chief Financial Officer of the Company and the Bank. In that capacity, Mr. McKim will serve as the Company’s Principal Financial Officer. Also effective on July 24, 2023, Rhonda S. Tudor became the Principal Accounting Officer. Robin L. Oliver will continue to serve as Chief Operating Officer of the Company and the Bank.
Third Quarter Common Stock Dividend. On July 25, 2023, BayFirst’s Board of Directors declared a third quarter 2023 cash dividend of $0.08 per common share, payable September 15, 2023 to common shareholders of record as of September 1, 2023. This dividend marks the 29th consecutive quarterly cash dividend paid since BayFirst initiated cash dividends in 2016.
Third Quarter Preferred Series A Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $22.50 on the Series A Preferred Stock. The dividend will be payable October 2, 2023 to shareholders of record as of July 17, 2023. The amount and timing of the dividend is in accordance with the terms of the Series A Preferred Stock.
Third Quarter Preferred Series B Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $20.00 on the Series B Convertible Preferred Stock. The dividend will be payable October 2, 2023 to shareholders of record as of July 17, 2023. The amount and timing of the dividend is in accordance with the terms of the Series B Convertible Preferred Stock.
New Banking Center. On July 3, 2023, BayFirst opened a 10th banking center on Bee Ridge Road in Sarasota. This is the third banking center location serving the Sarasota-Bradenton market.
Selected Financial Data - Unaudited

	As of and for the Three Months Ended			As of and for the Six Months Ended
(Dollars in thousands, except for share data)	6/30/2023	3/31/2023	6/30/2022	6/30/2023	6/30/2022
Income Statement Data:
Net interest income	$10,108	$9,053	$6,587	$19,161	$12,256
Provision for credit losses(1)	2,765	1,942	250	4,707	(2,150)
Noninterest income	10,937	9,448	7,678	20,385	13,342
Noninterest expense	16,402	15,412	13,692	31,814	27,561
Income tax expense (benefit)	461	280	(68)	741	(95)
Net income from continuing operations	1,417	867	391	2,284	282
Net loss from discontinued operations	(32)	(128)	(673)	(160)	(551)
Net income (loss)	1,385	739	(282)	2,124	(269)
Preferred stock dividends	208	208	208	416	416
Net income available to (loss attributable to) common shareholders	$1,177	$531	$(490)	$1,708	$(685)
Balance Sheet Data:
Average loans held for investment, excluding PPP loans	$824,460	$747,417	$561,455	$786,223	$541,120
Average total assets	1,064,068	969,489	879,868	1,017,039	876,110
Average common shareholders’ equity	80,310	78,835	83,235	79,577	83,611
Total loans held for investment	836,704	792,777	641,737	836,704	641,737
Total loans held for investment, excluding PPP loans	821,016	774,467	610,527	821,016	610,527
Total loans held for investment, excluding government guaranteed loan balances	638,148	596,505	458,624	638,148	458,624
Allowance for credit losses(1)	12,598	12,208	9,564	12,598	9,564
Total assets	1,087,399	1,069,839	921,377	1,087,399	921,377
Common shareholders’ equity	81,460	80,734	83,690	81,460	83,690

	As of and for the Three Months Ended			As of and for the Six Months Ended
(Dollars in thousands, except for share data)	6/30/2023	3/31/2023	6/30/2022	6/30/2023	6/30/2022
Per Share Data:
Basic earnings (loss) per common share	$0.29	$0.13	$(0.12)	$0.42	$(0.17)
Diluted earnings (loss) per common share	$0.29	$0.13	$(0.12)	$0.42	$(0.17)
Dividends per common share	$0.08	$0.08	$0.08	$0.16	$0.16
Book value per common share	$19.85	$19.70	$20.82	$19.85	$20.82
Tangible book value per common share (2)	$19.85	$19.70	$20.80	$19.85	$20.80
Performance Ratios:
Return on average assets(3)	0.52%	0.30%	(0.13)%	0.42%	(0.06)%
Return on average common equity(3)	5.86%	2.69%	(2.35)%	4.29%	(1.64)%
Net interest margin	4.18%	4.17%	3.73%	4.18%	3.49%
Dividend payout ratio	27.89%	61.48%	(65.54)%	38.34%	(93.64)%
Asset Quality Data:
Net charge-offs(3)	$2,253	$1,887	$856	$4,140	$1,738
Net charge-offs/average loans held for investment excluding PPP(3)	1.09%	1.01%	0.61%	1.05%	0.64%
Nonperforming loans	$8,606	$5,890	$10,437	$8,606	$10,437
Nonperforming loans (excluding government guaranteed balance)	$6,590	$2,095	$4,245	$6,590	$4,245
Nonperforming loans/total loans held for investment	1.03%	0.74%	1.63%	1.03%	1.63%
Nonperforming loans (excluding gov’t guaranteed balance)/total loans held for investment	0.79%	0.26%	0.66%	0.79%	0.66%
ACL/Total loans held for investment at amortized cost(1)	1.61%	1.69%	1.62%	1.61%	1.62%
ACL/Total loans held for investment at amortized cost, excluding PPP loans(1)	1.64%	1.73%	1.71%	1.64%	1.71%
Other Data:
Full-time equivalent employees	302	300	485	302	485
Banking centers	9	9	7	9	7
Loan production offices (4)	1	1	19	1	19
(1) Prior to January 1, 2023, the incurred loss methodology was used to estimate credit losses. Beginning with that date, credit losses are estimated using the CECL methodology.
(2) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below for a reconciliation to most comparable GAAP equivalent.
(3) Annualized
(4) All out of market nationwide residential loan production offices have been closed.
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
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share
	As of
(Dollars in thousands, except for share data)	June 30, 2023	March 31, 2023	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)
Total shareholders’ equity	$91,065	$90,339	$93,295
Less: Preferred stock liquidation preference	(9,605)	(9,605)	(9,605)
Total equity available to common shareholders	81,460	80,734	83,690
Less: Goodwill	—	—	(100)
Tangible common shareholders' equity	$81,460	$80,734	$83,590

Common shares outstanding	4,103,834	4,098,805	4,019,023
Tangible book value per common share	$19.85	$19.70	$20.80
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
Net Income
The Company had net income for the three months ended June 30, 2023 of $1.4 million, or $0.29 per diluted common share, compared to net loss for the three months ended June 30, 2022 of $(0.3) million, or $(0.12) per diluted common share. The increase of $1.7 million was due to increases of $3.5 million in net interest income, an increase of $2.2 million in gain on sale of government guaranteed loans, and a decrease of $0.6 million in the loss on discontinued operations. This was partially offset by an increase of $2.5 million in provision for credit losses and an increase in noninterest expense of $2.7 million.
In the first six months of 2023, net income was $2.1 million, or $0.42 per diluted common share, an increase of $2.4 million from the net loss of $(0.3) million, or $(0.17) per diluted common share, for the first six months of 2022. The increase was primarily the result of higher interest income from continuing operations of $17.3 million, an increase of $2.0 million in gain on sale of government guaranteed loans, and an increase of $4.0 million in government guaranteed loan fair value gains. This was partially offset by an increase of $9.7 million in interest expense on deposits, an increase of $6.9 million in provision for credit losses, and an increase of $4.3 million in noninterest expense.
Net Interest Income
Net interest income from continuing operations was $10.1 million in the three months ended June 30, 2023, an increase of $3.5 million or 53.5% from $6.6 million in the three months ended June 30, 2022. The increase was mainly due to the increase in loan interest income, including fees, of $9.0 million, partially offset by higher interest expense on deposits of $6.0 million.
Net interest margin including discontinued operations improved to 4.18% for the second quarter of 2023, which represented an increase of 45 basis points over 3.73% for the second quarter of 2022.
Net interest income from continuing operations was $19.2 million for the six months ended 2023, an increase of $6.9 million or 56.3% from $12.3 million for the six months ended 2022. The increase was mainly due to an increase in loan interest income, including fees, of $15.3 million, partially offset by an increase in deposit interest expense of $9.7 million.
Net interest margin including discontinued operations improved to 4.18% for the six months ended 2023, compared to 3.49% for the six months ended 2022. This margin expansion is the result of our asset sensitive position of our balance sheet combined with our ability to grow loans and deposits in the current environment.

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

	Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$44,707	$459	4.12%	$46,366	$229	1.98%
Loans, excluding PPP (1) (2)	824,460	16,329	7.94	635,170	7,915	5.00
PPP loans	17,890	43	0.96	35,867	296	3.31
Other	82,271	961	4.69	83,199	186	0.90
Total interest-earning assets	969,328	17,792	7.36	800,602	8,626	4.32
Noninterest-earning assets	94,740			79,266
Total assets	$1,064,068			$879,868
Interest-bearing liabilities:
NOW, MMDA and savings	$624,559	$5,359	3.44	$644,286	$974	0.61
Time deposits	183,661	1,739	3.80	26,463	86	1.30
Other borrowings	50,206	586	4.68	11,813	112	3.80
Total interest-bearing liabilities	858,426	7,684	3.59	682,562	1,172	0.69
Demand deposits	103,447			96,530
Noninterest-bearing liabilities	12,280			7,936
Shareholders’ equity	89,915			92,480
Total liabilities and shareholders’ equity	$1,064,068			$879,508
Net interest income		$10,108			$7,454
Interest rate spread			3.77			3.63
Net interest margin (3)			4.18			3.73
Ratio of average interest-earning assets to average interest-bearing liabilities	112.92%			117.29%

(1) Includes nonaccrual loans.
(2) Includes no residential loans held for sale from discontinued operations as of June 30, 2023 and $73,715 at an average yield of 4.72% of residential loans held for sale from discontinued operations as of June 30, 2022.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest earning-assets:
Investment securities	$45,653	$933	4.12%	$38,550	$326	1.71%
Loans, excluding PPP (1) (2)	786,308	29,354	7.53	619,699	15,027	4.89
PPP loans	18,312	90	0.99	46,901	739	3.18
Other	74,815	1,667	4.49	94,771	274	0.58
Total interest-earning assets	925,088	32,044	6.99	799,921	16,366	4.13
Noninterest-earning assets	91,951			76,189
Total assets	$1,017,039			$876,110
Interest-bearing liabilities:
NOW, MMDA and savings	$613,416	$9,208	3.03	$626,973	$2,060	0.66
Time deposits	162,291	2,813	3.50	32,868	217	1.33
PPPLF advances	—	—	—	11,428	20	0.35
Other borrowings	37,752	861	4.60	10,529	209	4.00
Total interest-bearing liabilities	813,459	12,882	3.19	681,798	2,506	0.74
Demand deposits	102,131			97,045
Noninterest-bearing liabilities	12,267			4,051
Shareholders’ equity	89,182			93,216
Total liabilities and shareholders’ equity	$1,017,039			$876,110
Net interest income		$19,162			$13,860
Interest rate spread			3.80			3.39
Net interest margin (3)			4.18			3.49
Ratio of average interest-earning assets to average interest-bearing liabilities	113.72%			117.33%

(1) Includes nonaccrual loans.
(2) Includes $85 at an average yield of 2.02% and $78,579 at an average yield of 4.12% of residential loans held for sale from discontinued operations as of June 30, 2023 and June 30, 2022, respectively.

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

(Dollars in thousands)	Rate	Volume	Total
Three Months Ended June 30, 2023 vs. June 30, 2022:
Interest-earning assets:
Investment securities	$238	$(8)	$230
Loans, excluding PPP	5,588	2,826	8,414
PPP loans	(148)	(105)	(253)
Other interest-earning assets	777	(2)	775
Total interest-earning assets	6,455	2,711	9,166
Interest-bearing liabilities:
NOW, MMDA and savings	4,416	(31)	4,385
Time deposits	403	1,250	1,653
Other borrowings	31	443	474
Total interest-bearing liabilities	4,850	1,662	6,512
Net change in net interest income	$1,605	$1,049	$2,654

(Dollars in thousands)	Rate	Volume	Total
Six Months Ended June 30, 2023 vs. June 30, 2022:
Interest-earning assets:
Investment securities	$537	$70	$607
Loans, excluding PPP(1)	9,562	4,765	14,327
PPP loans	(344)	(305)	(649)
Other interest-earning assets	1,462	(69)	1,393
Total interest-earning assets	11,217	4,461	15,678
Interest-bearing liabilities:
NOW, MMDA, and savings	7,194	(46)	7,148
Time deposits	758	1,838	2,596
PPPLF advances	—	(20)	(20)
Other borrowings	36	616	652
Total interest-bearing liabilities	7,988	2,388	10,376
Net change in net interest income	$3,229	$2,073	$5,302
(1) Includes $1 and $1,604 of interest income on residential loans held for sale from discontinued operations as of June 30, 2023 and June 30, 2022, respectively.
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
The Company recorded a provision for credit losses on loans in the three months ended June 30, 2023 of $2.8 million. This compared to a provision of $0.3 million under the incurred loss methodology for the three months ended June 30, 2022. During the three months ended June 30, 2023, $2.3 million of net charge offs in loans were recorded compared to $0.9 million during the three months ended June 30, 2022.
The Company recorded a provision for credit losses for the six months ended June 30, 2023 of $4.7 million compared to a $2.2 million negative provision under the incurred loss methodology for the six months ended June 30, 2022. The increase of $6.9 million in the provision for credit losses expense was primarily due to the loan growth, higher charge-offs, and the Company having reduced its ALLL from the historic high levels reached in 2020 at the onset of the COVID-19 pandemic.

During the six months ended June 30, 2023, net loan charge offs totaled $4.1 million compared to $1.7 million during the six ended June 30, 2022.
The ACL was $12.6 million at June 30, 2023 and $9.6 million using the incurred losses methodology at June 30, 2022.
Noninterest Income
The following table presents noninterest income from continuing operations for the three and six months ended June 30, 2023 and June 30, 2022.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Noninterest income:
Loan servicing income, net	$649	$433	$1,389	$888
Gain on sale of government guaranteed loans, net	6,028	3,848	10,437	8,469
Service charges and fees	379	322	758	604
Government guaranteed loan fair value gain (loss)	2,904	2,708	6,478	2,511
Other noninterest income	977	366	1,323	870
Total noninterest income	$10,937	$7,677	$20,385	$13,342
Noninterest income from continuing operations was $10.9 million during the three months ended June 30, 2023, an increase of $3.2 million or 42.5%, from $7.7 million during the three months ended June 30, 2022. The increase was the result of a $2.2 million increase in gain on sale of government guaranteed loans, net.
Noninterest income from continuing operations was $20.4 million for the six months ended June 30, 2023, an increase of $7.1 million or 52.8% from $13.3 million for the six months ended June 30, 2022. The increase was primarily due to higher gains on the sale of government guaranteed loans of $2.0 million and a $4.0 million increase in fair value gains related to held for investment government guaranteed loans.

Noninterest Expense
The following table presents noninterest expense from continuing operations for the three and six months ended June 30, 2023 and June 30, 2022.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Noninterest expense:
Salaries and benefits	$7,780	$6,870	$15,615	$14,419
Bonus, commissions, and incentives	1,305	573	2,109	950
Occupancy and equipment	1,183	973	2,346	1,940
Data processing	1,316	1,084	2,663	2,239
Marketing and business development	1,102	749	1,767	1,438
Professional services	874	979	1,771	2,133
Loan origination and collection	1,221	748	2,716	1,418
Employee recruiting and development	556	532	1,124	1,135
Regulatory assessments	232	120	331	189
Director compensation	150	253	291	336
Liability and fidelity bond insurance	133	120	256	230
ATM and interchange	110	83	206	160
Telecommunication	94	94	185	174
Other noninterest expense	346	512	434	800
Total noninterest expense	$16,402	$13,690	$31,814	$27,561
Noninterest expense from continuing operations was $16.4 million during the three months ended June 30, 2023, an increase of $2.7 million or 19.8% from $13.7 million during the three months ended June 30, 2022. The increase was primarily due to higher compensation costs of $1.6 million and higher loan origination expense of $0.5 million.
Noninterest expense was $31.8 million during the six months ended June 30, 2023, an increase of $4.3 million or 15.4% from $27.6 million for the six months ended June 30, 2022. The increase was primarily the result of higher compensation costs and loan origination and collection expense.
Discontinued Operations
Net loss on discontinued operations was $32 thousand in the three months ended June 30, 2023, which was a $642 thousand favorable change from net loss of $674 thousand in the three months ended June 30, 2022. The favorable change was primarily due to a decrease in noninterest expense of $11.9 million, partially offset by decreases in residential loan fee income of $10.2 million and interest income of $0.9 million.
Net loss from discontinued operations was $160 thousand for the six months ended 2023, which was a $391 thousand reduction from net loss of $551 thousand for the six months ended 2022. The majority of the discontinued loss in 2022 was recorded in the third quarter of 2022. As such, the discontinued loss for the first six months of 2022 represented more modest restructuring charges and the discontinued loss in the first six months of 2023 represents a modest amount of trailing expenses from the discontinuation.
Income Taxes
Income tax expense from continuing operations was $461 thousand for the three months ended June 30, 2023, an increase of $529 thousand from income tax benefit of $68 thousand for the three months ended June 30, 2022. The increase was primarily due to the increase in pre-tax earnings from continuing operations. Income tax benefit from discontinued operations was $11 thousand for the three months ended June 30, 2023, a change of $212 thousand from income tax benefit of $223 thousand for the three months ended June 30, 2022. The change was primarily due to the decrease in pre-tax earnings from discontinued operations.

Income tax expense from continuing operations was $741 thousand for the six months ended June 30, 2023, an increase of $836 thousand from income tax benefit $95 thousand for the six months ended June 30, 2022. The increase was primarily due to the increase in pre-tax earnings from continuing operations. Income tax benefit from discontinued operations was $53 thousand for the six months ended June 30, 2023, a change of $129 thousand from income tax benefit of $182 thousand for the six ended June 30, 2022. The change was primarily due to the decrease in pre-tax earnings from discontinued operations.
At June 30, 2023, the Company had $2.7 million of federal net operating loss carryforward and $0.4 million of state net operating loss carryforward. The net operating loss carryforwards do not expire. At June 30, 2022, the Company had $1.7 million of federal net operating loss carryforward and $0.3 million of state net operating loss carryforward.
The effective income tax rate was 24.47% for the six months months ended June 30, 2023 and 50.73% for the six months ended June 30, 2022.
Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available for sale as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Investment securities available for sale:
Asset-backed securities	$8,900	$9,605
Mortgage-backed securities:
U.S. Government-sponsored enterprises	3,314	3,440
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	17,790	18,220
Corporate bonds	11,339	11,084
Total investment securities available for sale	$41,343	$42,349
The net unrealized loss on the investment securities AFS at June 30, 2023, was $4.4 million compared with a net unrealized loss on investment securities AFS of $5.0 million at December 31, 2022. The change in unrealized loss on investment securities AFS from December 31, 2022 to June 30, 2023 was primarily due to the change in the interest rate environment.
The following table presents the amortized cost of the Company's investment securities portfolio classified as held to maturity as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$2	$2
Corporate bonds	2,500	5,000
Total investment securities held to maturity	$2,502	$5,002
There was a $19 thousand ACL on the corporate bonds HTM as of June 30, 2023 and no ACL as of December 31, 2022. The net unrealized loss on the investment securities HTM at June 30, 2023, was $280 thousand compared with a net unrealized loss on investment securities HTM of $247 thousand at December 31, 2022.
No investment securities were pledged as of June 30, 2023 or December 31, 2022, and there were no sales of investment securities during the three and six months ended June 30, 2023 or the year ended December 31, 2022.

The investment securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of June 30, 2023 and December 31, 2022. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	June 30, 2023
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$9,143	6.15%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	3,985	1.46
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	21,250	1.90
Corporate bonds	—	—	11,335	5.78	—	—	—	—
Total investment securities available for sale	$—	—%	$11,335	5.78%	$—	—%	$34,378	2.98%

	December 31, 2022
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$9,873	5.40%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	4,133	1.55
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	22,031	1.89
Corporate bonds	—	—%	9,981	3.70%	1,356	4.34%	—	—%
Total investment securities available for sale	$—	—%	$9,981	3.70%	$1,356	4.34%	$36,037	2.81%
The investment securities held to maturity presented in the following tables are reported at amortized cost and by contractual maturity as of June 30, 2023 and December 31, 2022. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities receive monthly principal payments, which are not reflected below.

	June 30, 2023
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$2	2.54%
Corporate bonds	—	—	1,500	4.38	1,000	4.38	—	—
Total investment securities held to maturity	$—	—%	$1,500	4.38%	$1,000	4.38%	$2	2.54%

	December 31, 2022
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$2	2.65%
Corporate bonds	—	—%	4,000	5.79%	1,000	4.38%	—	—%
Total investment securities held to maturity	$—	—%	$4,000	5.79%	$1,000	4.38%	$2	2.65%
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

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Residential loans held for sale from discontinued operations	$—		$449
Government guaranteed loans, held for sale	$1,247		$—
Government guaranteed loans held for investment, at fair value	$52,165		$27,078
Loans held for investment, at amortized cost:
Residential real estate	$235,339	30.3%	$202,329	29.1%
Commercial real estate	272,200	35.1	231,281	33.3
Construction and land	15,575	2.0	9,320	1.3
Commercial and industrial	198,639	25.6	194,643	28.0
Commercial and industrial – PPP	15,808	2.0	19,293	2.8
Consumer and other	38,103	5.0	37,288	5.5
Loans held for investment, at amortized cost, gross	775,664	100.0%	694,154	100.0%
Discount on government guaranteed loans sold	(5,937)		(5,621)
Premium on loans purchased, net	3,306		2,301
Deferred loan costs, net	11,506		10,740
Allowance for credit losses(1)	(12,598)		(9,046)
Loans held for investment, at amortized cost, net	$771,941		$692,528
(1) Prior to January 1, 2023, the incurred loss methodology was used to estimate credit losses. Beginning with that date, credit losses are estimated using the CECL methodology.
During the six months ended June 30, 2023, the Bank originated approximately $118.5 million in loans through conventional lending channels and $246.6 million in loans through CreditBench (its government guaranteed lending function). In addition, the Bank sold guaranteed balances of $184.4 million and unguaranteed balances of $10.9 million of government guaranteed loans. The Bank purchased $99.6 million of government guaranteed loans. Of the loans purchased during the year, $58.2 million have already sold or paid off during the year.
During the six months ended June 30, 2022, the Bank originated approximately $143.9 million in loans through conventional lending channels, $137.4 million through CreditBench, and $641.1 million through the Residential Mortgage Lending Division, which is a discontinued operation. Additionally, the Bank sold guaranteed balances of $118.2 million and unguaranteed balances of $4.4 million of government guaranteed loans. The Bank purchased $15.0 million of government guaranteed loans and $30.8 million of consumer loans.
Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at June 30, 2023. Loan balances in this table include loans held for investment at fair value, loans held for investment at amortized cost, discount on retained balances of loans sold, premium and discount on loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$2,755	$774	$13,753	$218,523	$235,805
Commercial	13,383	1,473	31,680	241,000	287,536
Construction and land	2,366	470	88	12,651	15,575
Commercial and industrial	10,438	18,425	204,835	8,968	242,666
Commercial and industrial - PPP	810	14,878	—	—	15,688
Consumer and other	1,574	31,431	6,322	107	39,434
Total loans held for investment	$31,326	$67,451	$256,678	$481,249	$836,704
The following table shows the loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at June 30, 2023.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$55,732	$177,318
Commercial	12,732	261,421
Construction and land	210	12,999
Commercial and industrial	6,363	225,865
Commercial and industrial - PPP	14,878	—
Consumer and other	13,369	24,491
Total loans held for investment	$103,284	$702,094
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
Allowance for Credit Losses. In accordance with changes in generally accepted accounting principles, the Company adopted the new credit loss accounting standard known as CECL on January 1, 2023. At the time of adoption, the ACL for loans increased by $3.1 million to 1.73% of loans, the reserve on unfunded commitments $213 thousand, and an $18 thousand reserve was established for held to maturity investment securities.These one-time increases resulted in an after tax decrease to capital of $2.5 million, with no impact to earnings. Under CECL, the ACL is based on projected credit losses rather than on incurred losses.
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
The Bank periodically reviews the assumptions and formulates methodologies by which changes are made to the specific and general valuation ACL in an effort to refine such allowances in light of the current status of the factors described above. The methodology is presented to and approved by the Bank’s Board of Directors.
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
Nonperforming Assets. At June 30, 2023, the Company had $6.6 million in nonperforming assets, excluding government guaranteed loan balances, and their ACL represented 1.61% of total loans held for investment at amortized cost. At June 30, 2022, we had $4.3 million in nonperforming assets, excluding government guaranteed loan balances, and their ALLL represented 1.62% of total loans held for investment at amortized cost. Total loans held for investment at June 30, 2023 and June 30, 2022 included government guaranteed loans and loans measured at fair value, which had no reserves allocated to them. ACL as a percentage of loans held for investment at amortized cost, not including government guaranteed loan balances, was 2.04% under CECL at June 30, 2023, compared to 2.14% under the incurred loss method at June 30, 2022.
The following table sets forth certain information on nonaccrual loans and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	June 30, 2023	June 30, 2022
Nonperforming loans (government guaranteed balances)	$2,016	$6,192
Nonperforming loans (unguaranteed balances)	6,590	4,245
Total nonperforming loans	8,606	10,437
OREO	3	56
Total nonperforming assets	$8,609	$10,493
Nonperforming loans as a percentage of total loans held for investment	1.03%	1.63%
Nonperforming loans (excluding government guaranteed balances) to total loans held for investment	0.79%	0.66%
Nonperforming assets as a percentage of total assets	0.79%	1.14%
Nonperforming assets (excluding government guaranteed balances) to total assets	0.61%	0.46%
ACL to nonperforming loans	146.39%	91.64%
ACL to nonperforming loans (excluding government guaranteed balances)	191.17%	225.30%

The following table sets forth information with respect to activity in the ACL for loans for the periods shown:

(Dollars in thousands)	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
	2023	2022	2023	2022
Allowance at beginning of period	$12,208	$10,170	$9,046	$13,452
Impact of adopting ASC 326	—	—	3,107	—
Charge-offs:
Commercial real estate	—	(53)	—	(53)
Commercial and industrial	(1,710)	(939)	(3,118)	(1,970)
Consumer and other	(674)	(26)	(1,339)	(41)
Total charge-offs	(2,384)	(1,018)	(4,457)	(2,064)
Recoveries:
Commercial real estate	—	53	2	61
Commercial and industrial	72	107	189	260
Consumer and other	59	2	126	5
Total recoveries	131	162	317	326
Net charge-offs	(2,253)	(856)	(4,140)	(1,738)
Provision for credit losses	2,643	250	4,585	(2,150)
Allowance at end of period	$12,598	$9,564	$12,598	$9,564
Net charge-offs to average loans held for investment	1.07%	0.57%	1.03%	0.59%
Allowance as a percent of total loans held for investment at amortized cost	1.61%	1.62%	1.61%	1.62%
Allowance as a percent of loans held for investment at amortized cost, not including government guaranteed loans	2.04%	2.14%	2.04%	2.14%
Allowance as a percent of nonperforming loans	146.39%	91.64%	146.39%	91.64%
Total loans held for investment	$836,704	$641,737	$836,704	$641,737
Average loans held for investment	$842,350	$597,322	$804,535	$588,021
Nonperforming loans (including government guaranteed balances)	$8,606	$10,437	$8,606	$10,437
Nonperforming loans (excluding government guaranteed balances)	$6,590	$4,245	$6,590	$4,245
Guaranteed balance of government guaranteed loans	$198,556	$183,113	$198,556	$183,113

The following table details net charge-offs to average loans outstanding by loan category for the three months ended June 30, 2023 and June 30, 2022.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(Dollars in thousands)	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio
Residential real estate	$—	$210,416	—%	$—	$98,440	—%
Commercial real estate	—	300,314	—	—	245,769	—
Commercial and industrial	1,638	278,410	2.35	832	194,580	1.71
Commercial and industrial - PPP	—	17,890	—	—	35,867	—
Consumer and other	615	35,320	6.96	24	22,666	0.42
Total loans held for investment	$2,253	$842,350	1.07%	$856	$597,322	0.57%
The following table details net charge-offs to average loans outstanding by loan category for the six months ended June 30, 2023 and June 30, 2022.

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(Dollars in thousands)	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio	Net Charge-off/(Recovery)	Average Loans HFI	Net Charge-off/(Recovery) Ratio
Residential real estate	$—	$200,478	—%	$—	$87,720	—%
Commercial real estate	(2)	286,716	—	(8)	231,152	(0.01)
Commercial and industrial	2,929	263,099	2.23	1,710	208,366	1.64
Commercial and industrial - PPP	—	18,312	—	—	46,901	—
Consumer and other	1,213	35,930	6.75	36	13,882	0.52
Total loans held for investment	$4,140	$804,535	1.03%	$1,738	$588,021	0.59%
Asset quality remained stable in the second quarter of 2023. The Company recorded a provision for credit losses for the six months ended June 30, 2023 of $4.7 million compared to a $2.2 million negative provision under the incurred loss methodology for the six ended June 30, 2022. The increase of $6.9 million in the provision for credit losses expense was primarily due to the loan growth, higher charge-offs, and the Company reduced its ALLL from the historic high levels reached in 2020 at the onset of the pandemic.
Nonperforming assets to total assets, excluding government guaranteed loan balances, were 0.61% as of June 30, 2023, as compared to 0.46% as of June 30, 2022.

SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding the SBA and other government guaranteed lending activity, excluding PPP loans.

(Dollars in thousands)	At and for the Six Months Ended June 30,
Government Guaranteed, Excluding PPP	2023	2022
Number of loans originated	1,239	293
Amount of loans originated	$246,617	$137,354
Average loan size originated	$199	$469
Government guaranteed loan balances sold	$184,437	$118,186
Government unguaranteed loan balances sold	$10,937	$4,351
Total government guaranteed loans	$364,030	$290,387
Government guaranteed loan balances	$182,868	$151,903
Government unguaranteed loan balances	$181,162	$138,484
Government guaranteed loans serviced for others	$758,090	$522,050
The Bank makes government guaranteed loans throughout the United States. The following table sets forth, at the dates indicated, information regarding the geographic disbursement of its government guaranteed loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	June 30,
	2023		2022
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Florida	$134,704	37%	$89,065	31%
California	42,836	12	37,242	13
Texas	22,071	6	18,747	6
Tennessee	27,250	7	16,676	6
All Other	137,169	38	128,657	44
Total government guaranteed loans, excluding PPP loans	$364,030	100%	$290,387	100%
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
Brokered deposits. At times, the Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering outside the market of the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 15% of total assets. The Company's ability to accept or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well capitalized." At June 30, 2023 and December 31, 2022, the Company had $40.1 million and $0.7 million, respectively, of brokered deposits.
The amount of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	June 30, 2023		December 31, 2022
Noninterest-bearing deposits	$101,081	10.7%	$93,235	11.6%
Interest-bearing transaction accounts	253,112	26.8	202,656	22.7
Money market accounts	384,718	40.7	345,200	56.5
Savings	17,223	1.8	17,853	2.2
Subtotal	756,134	80.0	658,944	93.0
Total time deposits	188,648	20.0	136,126	7.0
Total deposits	$944,782	100.0%	$795,070	100.0%
At June 30, 2023, the Company held approximately $172.1 million of deposits that exceeded the FDIC insurance limit which was 18% of total deposits.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250 thousand as of June 30, 2023.

(Dollars in thousands)
Three months or less	$11,151
Over three months through six months	26,868
Over six months through 12 months	20,475
Over 12 months	3,644
Total	$62,138
Deposits increased $149.7 million or 18.83% during the half of 2023, with growth in all categories of deposits. Transaction accounts increased $58.3 million or 19.7% during the quarter. Savings and money market account balances increased $38.9 million and time deposit balance increased $52.5 million during the six months ended June 30, 2023 The time deposit balance increase was partially due to a $12.8 million increase in short-term Certificate of Deposit Account Registry Service ("CDARS") and listing service balances.
Other Borrowings
At June 30, 2023, the Company had a short-term FHLB borrowing of $30.0 million at 5.07% and no borrowings from the FRB. There were $25.0 million of borrowings at 4.50% from the FRB and no borrowings from the FHLB at December 31, 2022.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the bank were to obtain would be secured by a blanket lien on $288.4 million of real estate-related loans as of June 30, 2023. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to
$140.1 million from the FHLB at June 30, 2023.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $49,948 of commercial loans as of June 30, 2023. FRB short-term borrowings bear interest at variable rates based on the Federal Open Market Committee's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to $34.0 million from the FRB at June 30, 2023.
In June 2021, the Company issued $6.0 million of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5.9 million and $6.0 million at June 30, 2023 and December 31, 2022, respectively.

The Company has a term note with quarterly principal and interest payments with interest at Prime (8.25% at June 30, 2023). The note matures on March 10, 2029 and the balance of the note was $2.6 million and $2,844 at June 30, 2023 and December 31, 2022, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. As of June 30, 2023, the Company was in compliance with all financial debt covenants.
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity decreased $0.8 million to $91.1 million at June 30, 2023 as compared to $91.9 million at December 31, 2022. The decrease was primarily due to the implementation of the new credit loss accounting standard. As a result of the accounting change, equity was reduced by $2.5 million. This was partially offset by net income of $2.1 million and a decrease of $0.5 million of accumulated other comprehensive loss due to decreases in net unrealized losses on available for sale investment securities during the six months ended June 30, 2023.
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
At June 30, 2023 and December 31, 2022, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.

As of the dates indicated, the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2023
Total Capital (to risk-weighted assets)	$109,428	13.60%	$64,384	8.00%	$80,480	10.00%
Tier 1 Capital (to risk-weighted assets)	99,348	12.34	48,288	6.00	64,384	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	99,348	12.34	36,216	4.50	52,312	6.50
Tier 1 Capital (to total assets)	99,348	9.36	42,443	4.00	53,053	5.00
As of December 31, 2022
Total Capital (to risk-weighted assets)	108,307	15.00	57,767	8.00	72,209	10.00
Tier 1 Capital (to risk-weighted assets)	99,269	13.75	43,325	6.00	57,767	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	99,269	13.75	32,494	4.50	46,936	6.50
Tier 1 Capital (to total assets)	99,269	10.79	36,816	4.00	46,020	5.00
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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, is as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Unfunded loan commitments	$36,804	$23,512
Unused lines of credit	164,189	134,366
Standby letters of credit	237	244
Total	$201,230	$158,122
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

The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At June 30, 2023 and December 31, 2022, ACL for off-balance sheet loan commitments totaled $844 thousand and $511 thousand, respectively.
Contractual Obligations
In the ordinary course of its operations, the Company enters into certain contractual obligations. Total contractual obligations at June 30, 2023 were $231.4 million, an increase of $56.4 million from $174.9 million at December 31, 2022. The increase was primarily due to an increase in time deposits of $52.5 million of which $9.3 million came from short-term CDARS brokered deposits.
The following tables present our contractual obligations as of June 30, 2023 and December 31, 2022.

	Contractual Obligations as of June 30, 2023
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,252	$2,063	$826	$—	$4,141
Short-term borrowings	30,000	—	—	—	30,000
Long-term borrowings	456	912	912	337	2,617
Subordinated notes	—	—	—	5,945	5,945
Time deposits	171,048	17,074	526	—	188,648
Total	$202,756	$20,049	$2,264	$6,282	$231,351

	Contractual Obligations as of December 31, 2022
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,450	$2,267	$1,245	$—	$4,962
Short-term borrowings	25,000	—	—	—	25,000
Long-term borrowings	456	912	912	564	2,844
Subordinated notes	50	—	—	5,942	5,992
Time deposits	120,240	15,587	299	—	136,126
Total	$146,740	$17,854	$1,544	$8,786	$174,924
Liquidity
Liquidity management is the process by which the Bank manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the operations, and capital expenditures. The Bank generally maintains a liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. The on-balance sheet liquidity ratio at June 30, 2023 was 14.02%, as compared to 12.58% at December 31, 2022.
During 2022, the Bank paid quarterly dividends totaling $1.75 million to BayFirst. During the two quarters of 2023, the Bank paid quarterly dividends totaling $1.75 million to BayFirst. Prior to 2021, the Bank retained its earnings to support its growth. BayFirst’s liquidity had historically been dependent solely on funds received from the issuance and sale of subordinated debt and preferred stock. BayFirst’s liquidity needs are to make interest payments on its debt obligations, dividends on shares of its Series A Preferred Stock, Series B Convertible Preferred Stock, and common stock, and payment of certain operating expenses. As of June 30, 2023, BayFirst Financial Corp. held $757 thousand in cash and cash equivalents.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk and Interest Rate Sensitivity
Market risk is the risk of loss from adverse changes in market prices and rates. Its market risk arises primarily from interest-rate risk inherent in loan and deposit taking activities. To that end, the Company actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, should also be considered.
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
The estimated impact on the net interest income as of June 30, 2023 and December 31, 2022, assuming immediate parallel moves in interest rates, is presented in the table below.

	June 30, 2023		December 31, 2022
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	9.9%	11.9%	11.0%	11.9%
+300 basis points	8.9	10.7	9.4	10.5
+200 basis points	5.2	6.3	5.4	6.1
+100 basis points	1.4	2.0	1.3	1.8
-100 basis points	(3.5)	(4.3)	(3.8)	(4.4)
-200 basis points	(7.0)	(8.8)	(8.3)	(9.5)
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
The table below presents the change in the economic value of equity as of June 30, 2023 and December 31, 2022, assuming immediate parallel shifts in interest rates. Changes noted between the two periods reflect recent enhancements in the asset/liability modeling, including projected values for non-maturity deposits in changing interest rate environments.

Change in rates	June 30, 2023	December 31, 2022
+400 basis points	(4.6)%	(12.7)%
+300 basis points	(2.7)	(9.5)
+200 basis points	(2.6)	(7.0)
+100 basis points	(2.5)	(4.3)
-100 basis points	(0.8)	2.6
-200 basis points	(2.2)	5.0
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2023, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2023, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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
The Florida property insurance market is in crises and the inability of our borrowers to obtain insurance on properties securing our loans may adversely affect the value of the collateral, the performance of our loan portfolio, and our ability to make loans secured by real estate.
Florida is susceptible to hurricanes, tropical storms and related flooding and wind damage and other similar weather events. Such events can disrupt operations, result in damage to properties and negatively affect the local economies in our markets. As a result of the potential for such weather events, many of our customers have incurred significantly higher insurance premiums, or been unable to secure insurance, on their properties. This may adversely affect real estate sales and values in our markets and leave our borrowers without funds to repay their loans in the event of destructive weather events. Such events could result in a decline in loan originations, a decline in the value or destruction of properties securing loans and a decrease in credit quality, negatively impacting our business and results of operations.
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
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended June 30, 2023.

Period	Number of Shares	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1-30, 2023	—	$—	—	$1,000,000
May 1-31, 2023	450	14.39	450	$993,525
June 1-30, 2023	300	14.40	750	$989,205
Total	750	$14.39	750
Under applicable state law, Florida corporations are not permitted to retain treasury stock. As such, the price paid for the repurchased shares reduces the amount of common stock on the consolidated balance sheet. As of June 30, 2023, total shares repurchased for $10,796 had been redeemed since the Repurchase Program was implemented. The repurchased shares remain authorized, unissued shares.
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
101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
June 30, 2023, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYFIRST FINANCIAL CORP.

Date:	August 11, 2023

By:	/s/ Anthony N. Leo
Anthony N. Leo
Chief Executive Officer (principal executive officer)

Date:	August 11, 2023

By:	/s/ Scott J. McKim
Scott J. McKim
Chief Financial Officer (principal financial officer)