Form 10-Q
period 2023-09-30
BayFirst Financial Corp.
filed 2023-11-13
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 4,110,650 shares of common stock as of November 6, 2023.

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
FBCA: Florida Business Corporation Act

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Part I - Financial Information
Item 1. Financial Statements

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$4,501	$3,649
Interest-bearing deposits in banks	108,052	62,397
Cash and cash equivalents	112,553	66,046
Time deposits in banks	4,631	4,881
Investment securities available for sale, at fair value (amortized cost: $44,569 and $47,374 at September 30, 2023 and December 31, 2022, respectively)	39,683	42,349
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $19 and $0 (fair value: $2,282 and $4,755 at September 30, 2023 and December 31, 2022, respectively)	2,482	5,002
Nonmarketable equity securities	4,250	4,037
Government guaranteed loans held for sale	1,855	—
Government guaranteed loans held for investment, at fair value	84,178	27,078
Loans held for investment, at amortized cost, net of allowance for credit losses of $13,365 and $9,046 at September 30, 2023 and December 31, 2022, respectively	780,904	692,528
Accrued interest receivable	6,907	4,452
Premises and equipment, net	37,992	35,440
Loan servicing rights	14,216	10,906
Deferred income tax asset	414	980
Right-of-use operating lease assets	2,594	3,177
Bank owned life insurance	25,630	25,159
Other assets	15,292	15,649
Assets from discontinued operations	398	1,211
Total assets	$1,133,979	$938,895
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$98,008	$93,235
Interest-bearing transaction accounts	267,404	202,656
Savings and money market deposits	350,110	363,053
Time deposits	302,274	136,126
Total deposits	1,017,796	795,070
FRB and FHLB borrowings	—	25,000
Subordinated debentures	5,947	5,992
Notes payable	2,503	2,844
Accrued interest payable	632	704
Operating lease liabilities	2,812	3,538
Accrued expenses and other liabilities	9,409	12,205
Liabilities from discontinued operations	715	1,658
Total liabilities	1,039,814	847,011

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS CONTINUED
(Dollars in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Shareholders’ equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at September 30, 2023 and December 31, 2022; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at September 30, 2023 and December 31, 2022; aggregate liquidation preference of $3,210	3,123	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 1,835 shares issued and outstanding at September 30, 2023 and no shares issued and outstanding at December 31, 2022; aggregate liquidation preference of $1,835 at September 30, 2023	1,835	—
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,110,650 and 4,042,474 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	54,500	53,023
Accumulated other comprehensive loss, net	(3,621)	(3,724)
Unearned compensation	(1,242)	(178)
Retained earnings	33,409	33,479
Total shareholders’ equity	94,165	91,884
Total liabilities and shareholders’ equity	$1,133,979	$938,895
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$16,032	$10,650	$45,475	$24,812
Interest-bearing deposits in banks and other	1,588	634	4,188	1,234
Total interest income	17,620	11,284	49,663	26,046
Interest expense:
Deposits	9,055	1,856	21,076	4,133
Borrowings	172	258	1,033	487
Total interest expense	9,227	2,114	22,109	4,620
Net interest income	8,393	9,170	27,554	21,426
Provision for credit losses	3,001	750	7,708	(1,400)
Net interest income after provision for credit losses	5,392	8,420	19,846	22,826
Noninterest income:
Loan servicing income, net	760	620	2,149	1,508
Gain on sale of government guaranteed loans, net	7,139	7,446	17,576	15,915
Service charges and fees	408	347	1,166	951
Government guaranteed loans fair value gain	4,543	999	11,021	3,510
Other noninterest income	1,829	392	3,152	1,262
Total noninterest income	14,679	9,804	35,064	23,146
Noninterest expense:
Salaries and benefits	7,912	6,758	23,527	21,177
Bonus, commissions, and incentives	1,406	883	3,515	1,833
Occupancy and equipment	1,262	1,070	3,608	3,010
Data processing	1,526	1,247	4,189	3,486
Marketing and business development	929	662	2,696	2,100
Professional services	816	956	2,587	3,089
Loan origination and collection	1,981	1,068	4,697	2,486
Employee recruiting and development	543	518	1,667	1,653
Regulatory assessments	284	110	615	299
Other noninterest expense	768	886	2,140	2,586
Total noninterest expense	17,427	14,158	49,241	41,719
Income from continuing operations before income taxes	2,644	4,066	5,669	4,253
Income tax expense from continuing operations	674	983	1,415	888
Net income from continuing operations	1,970	3,083	4,254	3,365

Loss from discontinued operations before income taxes	(62)	(5,973)	(275)	(6,706)
Income tax benefit from discontinued operations	(15)	(1,488)	(68)	(1,670)
Net loss from discontinued operations	(47)	(4,485)	(207)	(5,036)

Net income (loss)	1,923	(1,402)	4,047	(1,671)
Preferred stock dividends	208	208	624	624
Net income available to (loss attributable to) common shareholders	$1,715	$(1,610)	$3,423	$(2,295)

BAYFIRST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) CONTINUED
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings (loss) per common share:
Continuing operations	$0.43	$0.71	$0.89	$0.68
Discontinued operations	(0.01)	(1.11)	(0.05)	(1.25)
Total basic earnings (loss) per common share	$0.42	$(0.40)	$0.84	$(0.57)

Diluted earnings (loss) per common share:
Continuing operations	$0.42	$0.68	$0.88	$0.67
Discontinued operations	(0.01)	(1.03)	(0.05)	(1.15)
Total diluted earnings (loss) per common share	$0.41	$(0.35)	$0.83	$(0.48)
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$1,923	$(1,402)	$4,047	$(1,671)
Net unrealized gains (losses) on investment securities available for sale	(516)	(1,628)	139	(4,530)
Deferred income tax (expense) benefit	134	422	(36)	1,170
Other comprehensive income (loss), net	(382)	(1,206)	103	(3,360)
Comprehensive income (loss)	$1,541	$(2,608)	$4,150	$(5,031)
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at July 1, 2022	$6,161	$3,123	$—	$51,965	$(2,574)	$34,620	$93,295
Net loss	—	—	—	—	—	(1,402)	(1,402)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	211	—	—	211
Dividend reinvestment plan	—	—	—	84	—	—	84
Exercise of stock options, net	—	—	—	7	—	—	7
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	66	—	—	66
Stock option expense	—	—	—	114	—	—	114
Other comprehensive loss, net	—	—	—	—	(1,206)	—	(1,206)
Dividends declared on:
Preferred stock	—	—	—	—	—	(208)	(208)
Common stock ($0.08 per share)	—	—	—	—	—	(324)	(324)
Balance at September 30, 2022	$6,161	$3,123	$—	$52,447	$(3,780)	$32,686	$90,637

Balance at July 1, 2023	$6,161	$3,123	$—	$52,998	$(3,239)	$32,022	$91,065
Net income	—	—	—	—	—	1,923	1,923
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	21	—	—	21
Dividend reinvestment plan	—	—	—	75	—	—	75
Repurchase of common stock	—	—	—	(3)	—	—	(3)
Exercise of stock options, net	—	—	—	(49)	—	—	(49)
Issuance of preferred stock, net	—	—	1,835	—	—	—	1,835
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	191	—	—	191
Stock option expense	—	—	—	25	—	—	25
Other comprehensive loss, net	—	—	—	—	(382)	—	(382)
Dividends declared on:			—
Preferred stock	—	—	—	—	—	(208)	(208)
Common stock ($0.08 per share)	—	—	—	—	—	(328)	(328)
Balance at September 30, 2023	$6,161	$3,123	$1,835	$53,258	$(3,621)	$33,409	$94,165

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2022	$6,161	$3,123	$—	$51,479	$(420)	$35,947	$96,290
Net loss	—	—	—	—	—	(1,671)	(1,671)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	232	—	—	232
Dividend reinvestment plan	—	—	—	167	—	—	167
Repurchase of common stock	—	—	—	(49)	—	—	(49)
Exercise of stock options,net	—	—	—	12	—	—	12
Issuance of common stock, net	—	—	—	13	—	—	13
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	307	—	—	307
Stock option expense	—	—	—	286	—	—	286
Other comprehensive loss, net	—	—	—	—	(3,360)	—	(3,360)
Dividends declared on:			—
Preferred stock	—	—	—	—	—	(624)	(624)
Common stock ($0.24 per share)	—	—	—	—	—	(966)	(966)
Balance at September 30, 2022	$6,161	$3,123	$—	$52,447	$(3,780)	$32,686	$90,637

Balance at January 1, 2023	$6,161	$3,123	$—	$52,845	$(3,724)	$33,479	$91,884
Net income	—	—	—	—	—	4,047	4,047
Impact of ASC 326 Adoption	—	—	—	—	—	(2,508)	(2,508)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	206	—	—	206
Dividend reinvestment plan	—	—	—	159	—	—	159
Issuance of preferred stock, net	—	—	1,835	—	—	—	1,835
Repurchase of common stock	—	—	—	(13)	—	—	(13)
Exercise of stock options, net	—	—	—	(49)	—	—	(49)
Unearned ESOP shares allocation	—	—	—	(329)	—	—	(329)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	356	—	—	356
Stock option expense	—	—	—	83	—	—	83
Other comprehensive income, net	—	—	—	—	103	—	103
Dividends declared on:
Preferred stock	—	—	—	—	—	(624)	(624)
Common stock ($0.24 per share)	—	—	—	—	—	(985)	(985)
Balance at September 30, 2023	$6,161	$3,123	$1,835	$53,258	$(3,621)	$33,409	$94,165
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED (Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income from continuing operations	$4,254	$3,365
Net loss from discontinued operations	(207)	(5,036)
Net income (loss)	4,047	(1,671)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of fixed assets	1,744	1,247
Net securities premium amortization	69	40
Amortization of debt issuance costs	5	5
Amortization of premium on loans purchased, net	182	81
Provision for credit losses	7,708	(1,400)
Accretion of discount on unguaranteed loans	(2,302)	(2,087)
Deferred tax expense (benefit)	1,361	(313)
Origination of government guaranteed loans held for sale	(4,276)	(2,018)
Proceeds from sales of government guaranteed loans held for sale	350,521	268,250
Net gains on sales of government guaranteed loans	(17,576)	(15,915)
Change in fair value of government guaranteed loans held for investment, at fair value	(11,021)	(3,510)
Amortization of loan servicing rights	3,080	2,216
Net gain on sale of other real estate owned	(355)	—
Non-qualified stock purchase plan expense	20	78
Stock based compensation expense	439	515
Income from bank owned life insurance	(471)	(457)
Changes in:
Accrued interest receivable	(2,455)	(257)
Other assets	883	227
Accrued interest payable	(72)	(90)
Other liabilities	(3,856)	(873)
Net cash provided by operating activities of continuing operations	327,882	249,104
Net cash provided by (used in) operating activities of discontinued operations	(337)	34,333
Net cash provided by operating activities	327,545	283,437
Cash flows from investing activities:
Purchase of investment securities available for sale	—	(20,326)
Principal payments on investment securities available for sale	2,736	2,234
Purchase of investment securities held to maturity	—	(3,568)
Principal payments on investment securities held to maturity	1	62
Call of investment securities held to maturity	2,500	—
Net (purchase) sale of nonmarketable equity securities	(213)	296
Purchase of time deposits in banks	—	(2,500)
Maturity of time deposits in banks	250	—
Purchase of government guaranteed and consumer loans	(106,413)	(50,689)
Loan (originations) and payments, net	(373,529)	(298,083)
Purchase of premises and equipment	(6,199)	(4,935)
Proceeds on sales of other real estate owned	2,314	—
Net cash used in investing activities	(478,553)	(377,509)

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED (Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Net change in deposits	222,726	64,051
Net increase (decrease) in short-term borrowings	(25,000)	28,000
Payments on notes payable	(341)	(341)
Net repayments of PPP Liquidity Facility borrowings	—	(69,654)
Proceeds from issuance of preferred stock, net	1,835	—
Repayment of subordinated debt	(50)	—
Proceeds from issuance of common stock for benefit plans, net	296	424
Common share buyback - redeemed stock	(13)	(49)
Unearned ESOP shares	(329)	—
Dividends paid on common stock	(985)	(966)
Dividends paid on preferred stock	(624)	(624)
Net cash provided by financing activities	197,515	20,841
Net change in cash and cash equivalents	46,507	(73,231)
Cash and cash equivalents, beginning of period	66,046	109,727
Cash and cash equivalents, end of period	$112,553	$36,496
Supplemental cash flow information
Interest paid	$22,181	$4,710
Income taxes paid	2	169
Supplemental noncash disclosures
Impact to retained earnings from adoption of ASC 326, net of tax	(2,508)	—
Net change in unrealized holding losses on investment securities available for sale, net of tax effect	103	(3,360)
Transfer of available for sale debt securities to held to maturity securities at fair value	—	1,500
Transfer of government guaranteed loans held for investment to loans held for sale	336,914	255,171
Transfer of loans held for investment to OREO	—	53
Transfer of premises and equipment to OREO	(1,903)	—
Recognition of right of use asset and operating lease liability	—	627
See accompanying notes.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include BayFirst Financial Corp. and its wholly owned subsidiary, BayFirst National Bank, together referred to as “the Company”.
These unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles followed within the financial services industry for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information or notes required for complete financial statements. The consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements of BayFirst Financial Corp. for that period.
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
Operating results for the nine month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022.
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
Contingencies: Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2023. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2023 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
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
The pre-tax impact of the January 1, 2023 adoption is summarized in the table below:

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
Allowance for Credit Losses - Investment Securities:
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
When interest accrual is discontinued, all unpaid accrued interest is reversed unless all or some interest accrued to date is guaranteed by the USDA, in which case the guaranteed amount is not reversed. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses.
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
Preferred Stock Offering:
On September 30, 2023, the Company issued 1,835 shares of 11.0% Series C Cumulative Convertible Preferred Stock through a private offering. These shares have no par value and a liquidation preference of $1 per share plus an amount equal to all accumulated dividends thereon (whether or not declared but without interest) to the date payment of such distribution is made in full. Total gross proceeds from the preferred stock offering were $1,835 through September 30, 2023 which will be used for operating expenses or to contribute capital to BayFirst National Bank to support its growth and operations. An additional 1,995 shares and 1,760 shares were issued on October 18, 2023 and October 31, 2023, respectively. Total gross proceeds from the preferred stock offering currently totals $5,590.
Series C Preferred Shareholders are entitled to receive quarterly cash dividends at 11% per annum (unless the Company has not redeemed the shares by the tenth anniversary of their issuance, in which event the rate is subject to be increased to 12%). The holders of shares of Series C Preferred Stock have the right to convert such shares into shares of common stock at a conversion value equal to the quotient of: (i) the $1 liquidation preference; divided by (ii) the tangible book value per share of common stock, calculated on the basis of the Company’s financial statements, as of the last day of the calendar quarter occurring prior to the date on which a holder exercises the conversion right; provided, however, that tangible book value shall be adjusted to reflect a subsequent quarter end only on the last day of the month succeeding such quarter end.
On the tenth anniversary of the issuance of any Series C Preferred Stock, the Company must redeem such shares; provided, however, that the Company will not be so obligated if it does not have adequate funds to pay the redemption price or is prohibited by law or otherwise from redeeming the shares. The Company may redeem any portion of the outstanding shares of Series C Preferred Stock at any time after the third anniversary of their issuance. The redemption price in either instance will be $1 per share plus an amount equal to all accumulated dividends thereon (whether or not earned or declared but without interest) to the date of payment of such distribution.

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
The following is a summary of the assets and liabilities of the discontinued operations of the residential mortgage lending division at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Assets
Loans held for sale, at fair value	$—	$449
Loan servicing rights	—	201
Right-of-use operating lease asset	398	559
Accrued interest receivable	—	2
Total assets	$398	$1,211
Liabilities
Operating lease liability	$715	$1,189
Other liabilities	—	469
Total liabilities	$715	$1,658
The following presents operating results of the discontinued operations of the residential mortgage lending division for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$—	$862	$1	$2,466
Noninterest income	—	7,116	(2)	30,540
Total net revenue	—	7,978	(1)	33,006
Noninterest expense	62	13,951	274	39,712
Loss from discontinued operations before income taxes	(62)	(5,973)	(275)	(6,706)
Income tax benefit	(15)	(1,488)	(68)	(1,670)
Net loss from discontinued operations	$(47)	$(4,485)	$(207)	$(5,036)

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 3 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale and investment securities held to maturity at September 30, 2023 and December 31, 2022 as well as the ACL for investment securities held to maturity at September 30, 2023 are summarized as follows:

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$8,597	$1	$(71)	$8,527
Mortgage-backed securities:
U.S. Government-sponsored enterprises	3,909	—	(807)	3,102
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	20,730	—	(4,011)	16,719
Corporate bonds	11,333	11	(9)	11,335
Total investment securities available for sale	$44,569	$12	$(4,898)	$39,683

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$1	$—	$—	$1	$—
Corporate bonds	2,500	—	(219)	2,281	19
Total investment securities held to maturity	$2,501	$—	$(219)	$2,282	$19
.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$9,873	$—	$(268)	$9,605
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,133	—	(693)	3,440
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	22,031	—	(3,811)	18,220
Corporate bonds	11,337	—	(253)	11,084
Total investment securities available for sale	$47,374	$—	$(5,025)	$42,349

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$2	$—	$—	$2
Corporate bonds	5,000	—	(247)	4,753
Total investment securities held to maturity	$5,002	$—	$(247)	$4,755
The amortized cost and fair value of investment securities as of September 30, 2023 are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One to five years	$11,333	$11,335	$1,500	$1,384
Five to ten years	—	—	1,000	897
Beyond ten years	33,236	28,348	1	1
Total	$44,569	$39,683	$2,501	$2,282
No ACL for investment securities AFS was needed at September 30, 2023. Accrued interest receivable on securities AFS is excluded from the estimate of credit losses and is included in accrued interest receivable in the Consolidated Balance Sheets.
As of September 30, 2023, there were no past due principal and interest payments associated with the HTM securities. There was an ACL of $19 on corporate bonds HTM based on applying the long-term historical credit loss rate for similarly rated securities.
The following table presents the activity in the ACL for investment securities HTM by major security type for the three and nine months ended September 30, 2023:

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

	For the Three Months Ended	For the Nine Months Ended
Corporate Bonds	September 30, 2023
Balance at beginning of period	$19	$—
Impact of adopting ASC 326	—	18
Provision for credit losses	—	1
Investment securities charge-offs/recoveries	—	—
Investment securities recoveries	—	—
Balance at end of period	$19	$19
The following table summarizes investment securities with unrealized losses at September 30, 2023 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Investment securities available for sale:
Asset-backed securities	$—	$—	$6,500	$(71)	$6,500	$(71)	2
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	3,102	(807)	3,102	(807)	2
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	16,719	(4,011)	16,719	(4,011)	7
Corporate bonds	5,007	(9)	—	—	5,007	(9)	2
Total investment securities available for sale	$5,007	$(9)	$26,321	$(4,889)	$31,328	$(4,898)	13

Investment securities held to maturity:
Corporate bonds	$—	$—	$1,781	$(219)	$1,781	$(219)	2
Total investment securities held to maturity	$—	$—	$1,781	$(219)	$1,781	$(219)	2

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
No investment securities were pledged as of September 30, 2023 or December 31, 2022, and there were no sales of investment securities during the three and nine months ended September 30, 2023 or during the year ended December 31, 2022.
NOTE 4 – LOANS
Loans held for investment, at amortized cost, at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Real estate:
Residential	$248,973	$202,329
Commercial	280,620	231,281
Construction and land	25,339	9,320
Commercial and industrial	174,238	194,643
Commercial and industrial - PPP	15,364	19,293
Consumer and other	39,024	37,288
Loans held for investment, at amortized cost, gross	783,558	694,154
Deferred loan costs, net	12,928	10,740
Discount on government guaranteed loans sold(1)	(6,623)	(5,621)
Premium on loans purchased, net	4,406	2,301
Allowance for credit losses	(13,365)	(9,046)
Loans held for investment, at amortized cost	$780,904	$692,528
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
The following schedules present the activity in the ACL by loan segment for the three and nine months ended September 30, 2023 and September 30, 2022:

Three Months Ended	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and Other	Unallocated	Total
September 30, 2023
Beginning Balance	$2,542	$1,889	$359	$7,011	$797	$—	$12,598
Charge-offs	—	(108)	—	(1,542)	(874)	—	(2,524)
Recoveries	8	75	—	114	93	—	290
Provision	131	(298)	121	1,861	1,186	—	3,001
Ending Balance	$2,681	$1,558	$480	$7,444	$1,202	$—	$13,365
September 30, 2022
Beginning Balance	$589	$1,133	$38	$6,764	$1,038	$2	$9,564
Charge-offs	—	36	—	(697)	(68)	—	(729)
Recoveries	—	13	—	105	36	—	154
Provision	134	(66)	(4)	670	13	3	750
Ending Balance	$723	$1,116	$34	$6,842	$1,019	$5	$9,739

	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and Other	Unallocated	Total
Nine Months Ended
September 30, 2023
Beginning Balance	$731	$956	$28	$6,182	$1,090	$59	$9,046
Impact of adopting ASC 326	1,479	613	281	1,116	(323)	(59)	3,107
Charge-offs	—	(108)	—	(4,660)	(2,214)	—	(6,982)
Recoveries	8	77	—	303	219	—	607
Provision	463	20	171	4,503	2,430	—	7,587
Ending Balance	$2,681	$1,558	$480	$7,444	$1,202	$—	$13,365
September 30, 2022
Beginning Balance	$1,437	$2,349	$241	$9,202	$154	$69	$13,452
Charge-offs	—	(17)	—	(2,667)	(109)	—	(2,793)
Recoveries	—	74	—	365	41	—	480
Provision	(714)	(1,290)	(207)	(58)	933	(64)	(1,400)
Ending Balance	$723	$1,116	$34	$6,842	$1,019	$5	$9,739
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
The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The ACL on unfunded loan commitments is based on estimates of probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity and loss rates as determined for pooled funded loans. As of September 30, 2023 and December 31, 2022, the ACL for unfunded commitments recorded in other liabilities was $844 and $511, respectively.
The following table presents the activity in the ACL for unfunded commitments for the three and nine months ended September 30, 2023:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023
Balance at beginning of period	$844	$511
Impact of adopting ASC 326	—	213
Provision for credit losses	—	120
Unfunded commitments charge-offs	—	—
Unfunded commitments recoveries	—	—
Balance at end of period	$844	$844

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following tables present the recorded investment in nonaccrual loans and loans past due over 89 days still on accrual by loan segment at September 30, 2023 and December 31, 2022. In the following tables, the recorded investment does not include the government guaranteed balance.

September 30, 2023	Nonaccrual with no ACL	Nonaccrual with ACL	Loans Past Due Over 89 Days Still Accruing
Real estate - residential	$—	$3,588	$—
Real estate - commercial	—	791	—
Commercial and industrial	—	3,703	317
Consumer and other	—	26	351
Total	$—	$8,108	$668

December 31, 2022	Nonaccrual	Loans Past Due Over 89 Days Still Accruing
Real estate - commercial	$1,563	$—
Commercial and industrial	1,854	—
Consumer and other	—	254
Total	$3,417	$254
A financial asset is considered collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraised value. The following table presents the amortized cost basis of individually analyzed collateral dependent loans by loan portfolio segment as of September 30, 2023:

	Type of Collateral	ACL
	Business Assets
Commercial and industrial	$1,500	$206

The following table presents the aging of the recorded investment in past due gross loans HFI at amortized cost at September 30, 2023 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$2,835	$3,535	$6,370	$242,603	$248,973
Real estate - commercial	525	786	1,311	279,309	280,620
Real estate - construction and land	—	—	—	25,339	25,339
Commercial and industrial	3,221	3,787	7,008	167,230	174,238
Commercial and industrial - PPP	—	—	—	15,364	15,364
Consumer and other	934	377	1,311	37,713	39,024
Total	$7,515	$8,485	$16,000	$767,558	$783,558
(1) $3,783 of balances 30-89 days past due and $2,028 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee. Of those loans, $531 of commercial and industrial PPP loans were delinquent as of September 30, 2023.

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
(1) $1,904 of balances 30-89 days past due and $4,288 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee, and $1,302 of past due commercial and industrial PPP loans were primarily due to delinquencies from borrowers with only a PPP loan and no other Bank product. These borrowers were non-responsive to requests for forgiveness applications and payments, and applications were subsequently submitted to the SBA for their 100% guarantee purchase from the Bank.

Modifications to Borrowers Experiencing Financial Difficulty
For the three and nine months ended September 30, 2023, there were no loan modifications to borrowers experiencing financial difficulty and no loan modifications that subsequently defaulted during the period.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The table below sets forth credit exposure for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at September 30, 2023 and gross write offs for the nine months then ended September 30, 2023:

					Revolving	Revolving
					Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year				Amortized	Converted
	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$77,037	$81,500	$51,126	$66,435	$3,350	$—	$279,448
Special mention	—	—	—	381	—	—	381
Substandard	—	195	31	565	—	—	791
Doubtful	—	—	—	—	—	—	—
Total real estate - commercial loans	$77,037	$81,695	$51,157	$67,381	$3,350	$—	$280,620
Gross write offs	$—	$101	$—	$7	$—	$—	$108

Real estate - construction and land
Risk Rating
Pass	$9,574	$12,005	$3,760	$—	$—	$—	$25,339
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total real estate - construction and land loans	$9,574	$12,005	$3,760	$—	$—	$—	$25,339
Gross write offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$38,823	$46,618	$14,787	$61,853	$8,417	$—	$170,498
Special mention	—	155	—	518	—	—	673
Substandard	—	883	26	2,158	—	—	3,067
Doubtful	—	—	—	—	—	—	—
Total commercial and industrial loans	$38,823	$47,656	$14,813	$64,529	$8,417	$—	$174,238
Gross write offs	$60	$1,069	$204	$3,327	$—	$—	$4,660

Commercial and industrial - PPP
Risk Rating
Pass	$—	$9	$222	$15,123	$—	$—	$15,354
Special mention	—	—	—	10	—	—	10
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

					Revolving	Revolving
					Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year				Amortized	Converted
	2023	2022	2021	Prior	Cost Basis	to Term	Total
Total commercial and industrial - PPP loans	$—	$9	$222	$15,133	$—	$—	$15,364
Gross write offs	$—	$—	$—	$—	$—	$—	$—
The Company considers the performance of the loan portfolio to determine its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan by payment activity. The following table presents the amortized costs at September 30, 2023 in residential and consumer loans based on payment activity as well as gross write offs for the nine months then ended September 30, 2023.

					Revolving	Revolving
					Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year				Amortized	Converted
	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$25,394	$86,157	$25,040	$20,371	$88,423	$—	$245,385
Nonperforming	—	600	287	2,381	320	—	3,588
Total real estate - residential loans	$25,394	$86,757	$25,327	$22,752	$88,743	$—	$248,973
Gross write offs	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Payment Performance
Performing	$13,786	$22,551	$1,268	$217	$825	$—	$38,647
Nonperforming	—	351	26	—	—	—	377
Total consumer and other loans	$13,786	$22,902	$1,294	$217	$825	$—	$39,024
Gross write offs	$27	$2,174	$8	$5	$—	$—	$2,214
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
Government Guaranteed Loan Servicing Rights: The fair value of government guaranteed servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. There were no government guaranteed loan servicing rights carried at fair value at September 30, 2023 and December 31, 2022. On a quarterly basis, government guaranteed loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the cost. If the carrying amount exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value.
Assets measured at fair value on a recurring basis at September 30, 2023 are summarized below. There were no liabilities carried at fair value on a recurring basis at September 30, 2023.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$39,683	$—	$39,683
Government guaranteed loans held for investment, at fair value	—	—	84,178	84,178

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
Financial Instruments Recorded Using Fair Value Option
The Company has elected the fair value option for residential loans held for sale. These loans are intended for sale and are classified as assets from discontinued operations on the consolidated balance sheet. The Company believes that the fair value is the best indicator of the resolution of these loans. Interest income from discontinued operations is recorded based on the contractual term of the loan and in accordance with the Company’s policy on loans held for investment. There were no residential loans held for sale as of September 30, 2023. None of the loans were 90 days or more past due or on nonaccrual at December 31, 2022.
The aggregate fair value, contractual balance, and gain at December 31, 2022 for residential loans held for sale from discontinued operations were as follows:

December 31, 2022
Aggregate fair value	$449
Contractual balance	434
Gain	$15
The total amount of interest income from discontinued operations and losses from changes in fair value included in earnings for the nine months ended September 30, 2023 and September 30, 2022 for residential loans held for sale from discontinued operations were as follows:

	Nine Months Ended September 30,
	2023	2022
Interest income	$1	$2,466
Change in fair value	(15)	(3,784)
Total loss	$(14)	$(1,318)
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The aggregate fair value, contractual balance, and gain at September 30, 2023 and December 31, 2022 for government guaranteed loans held for investment, at fair value, were as follows:

	September 30, 2023	December 31, 2022
Aggregate fair value	$84,178	$27,078
Contractual balance	80,320	26,201
Gain	$3,858	$877
The total amount of gains and losses from changes in fair value and interest income included in earnings for the nine months ended September 30, 2023 and September 30, 2022 for government guaranteed loans held for investment, at fair value, were as follows:

	Nine Months Ended September 30,
	2023	2022
Interest income	$3,151	$1,112
Change in fair value	11,021	3,510
Total gain (loss)	$14,172	$4,622
Changes in fair value for government guaranteed loans held for investment, at fair value, were included in Government guaranteed loans fair value gain on the Consolidated Statements of Income.
The table below presents a reconciliation of government guaranteed loans held for investment, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended September 30,
	2023	2022
Balance of government guaranteed loans held for investment at fair value, beginning of period	$27,078	$9,614
New government guaranteed originations at fair value	143,535	53,697
Loans sold	(90,120)	(38,722)
Principal payments	(7,336)	(3,108)
Charge-offs	—	(26)
Total gains during the period	11,021	3,510
Balance of government guaranteed loans held for investment at fair value, end of period	$84,178	$24,965
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of government guaranteed loans held for investment, at fair value, interest rate lock commitments, and best efforts forward sales contracts falling within Level 3 of the fair value hierarchy at September 30, 2023 and December 31, 2022:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
September 30, 2023
Government guaranteed loans held for investment,	$84,178	Discounted	Discount rate	7.34%-10.84% (8.59%)
at fair value		cash flow	Conditional prepayment rate	9.04%-13.29% (11.20%)
December 31, 2022
Government guaranteed loans held for investment,	$27,078	Discounted	Discount rate	5.50%-10.00% (8.00%)
at fair value		cash flow	Conditional prepayment rate	8.66%-10.15% (8.95%)
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
Assets measured at fair value on a nonrecurring basis at September 30, 2023 are summarized below:

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
The carrying values and estimated fair values of financial instruments not carried at fair value, at September 30, 2023 and December 31, 2022 are as follows:

		September 30, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$112,553	$112,553	$66,046	$66,046
Time deposits in banks	2	4,631	4,542	4,881	4,714
Investment securities held to maturity	2	2,482	2,282	5,002	4,755
Nonmarketable equity securities, at cost	2	4,250	4,250	5,537	5,537
Government guaranteed loans held for sale	2	1,855	1,959	—	—
Loans held for investment, at amortized cost	3	780,904	755,116	692,528	687,365
Accrued interest receivable (1)	2	6,907	6,907	4,454	4,454
Government guaranteed loan servicing rights	3	14,216	15,339	10,906	13,051
Mortgage loan servicing rights(2)	3	—	—	201	201
Liabilities:
Noninterest-bearing deposits	2	$98,008	$98,008	$93,235	$93,235
Interest-bearing transaction accounts	2	267,404	267,404	202,656	202,656
Savings and money market deposits	2	350,110	350,110	363,053	363,053
Time deposits	2	302,274	295,703	136,126	134,564
FRB and FHLB borrowings	2	—	—	25,000	25,000
Subordinated debentures	2	5,947	4,959	5,992	5,270
Notes payable	2	2,503	2,482	2,844	2,843
Accrued interest payable	2	632	632	704	704
(1) Includes balances of $2 classified as assets from discontinued operations on the consolidated balance sheet as of December 31, 2022.
(2) Classified as assets from discontinued operations on the consolidated balance sheet.
NOTE 7 – GOVERNMENT GUARANTEED LOAN SERVICING ACTIVITIES
At September 30, 2023 and December 31, 2022, the principal balance of government guaranteed loans, excluding PPP loans, retained by the Company was $373,719 and $300,219, respectively, of which $176,062 and $139,587 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of government guaranteed loans serviced for others requiring recognition of a servicing asset were $825,723 and $660,600 at September 30, 2023 and December 31, 2022, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Activity for government guaranteed loan servicing rights for the three and nine months ended September 30, 2023 and September 30, 2022 follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Beginning of period	$12,820	$7,760	$10,906	$6,407
Additions	2,543	2,918	6,390	5,741
Amortization	(1,147)	(746)	(3,080)	(2,216)
End of period	$14,216	$9,932	$14,216	$9,932
The fair value of government guaranteed loan servicing rights was $15,339 and $13,051 at September 30, 2023 and December 31, 2022, respectively. Fair value was determined using a weighted average discount rate of 15.25% and a weighted average prepayment speed of 10.71% at September 30, 2023. Fair value was determined using a weighted average discount rate of 14.88% and a weighted average prepayment speed of 9.93% at December 31, 2022. The government guaranteed loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain on sale of government guaranteed loans, excluding sale of PPP loans, for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Gain on sale of guaranteed government guaranteed loans	$4,596	$4,685	$11,998	$10,723
Loss on sale of unguaranteed government guaranteed loans	—	(63)	(797)	(411)
Costs recognized on sale of government guaranteed loans	—	(94)	(15)	(138)
Fair value of servicing rights created	2,543	2,918	6,390	5,741
Gain on sale of government guaranteed loans, net	$7,139	$7,446	$17,576	$15,915
NOTE 8 - PREMISES AND EQUIPMENT
Premises and equipment at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Land and improvements	$6,392	$4,488
Building and improvements	21,978	13,131
Leasehold improvements	3,302	2,833
Furniture, fixtures, and equipment	7,062	6,520
Fixed assets in process	6,226	14,716
Total premises and equipment	44,960	41,688
Accumulated depreciation and amortization	(6,968)	(6,248)
Net premises and equipment (1)	$37,992	$35,440
(1)There were no premises and equipment assets classified as assets from discontinued operations as of September 30, 2023 or December 31, 2022.
Depreciation and amortization expense including expense from discontinued operations was $616 and $509 for the three months ended September 30, 2023 and September 30, 2022, respectively, and $1,744 and $1,505 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 9 – LEASES
For the three and nine months ended September 30, 2023 and September 30, 2022, the components of total lease cost and supplemental information related to operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$509	$387	$1,097	$1,159
Short-term lease cost	(224)	190	(204)	463
Total lease cost, net (1)	$285	$577	$893	$1,622
(1) Includes lease costs reported as discontinued operations of $44 and $232 for the three months ended September 30, 2023 and September 30, 2022, respectively, and $131 and $847 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash flows related to operating lease liabilities	$281	$388	$965	$1,156
Right-of-use assets obtained in exchange for new operating lease liabilities	—	627	—	627
At September 30, 2023, the weighted average discount rate of operating leases was 2.34% and the weighted average remaining life of operating leases was 3.35 years.
The future minimum lease payments for operating leases, subsequent to September 30, 2023, as recorded on the balance sheet, are summarized as follows:

2023	$197
2024	1,216
2025	1,029
2026	832
2027	413
Thereafter	—
Total undiscounted lease payments	$3,687
Less: imputed interest	(160)
Net lease liabilities	$3,527
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
Based on the analysis, the Company concluded that the ROU assets for these offices were impaired and had a remaining ROU carrying value of $398 as of September 30, 2023. The analyses resulted in no additional impairment for the nine months ended September 30, 2023.
NOTE 10 – OTHER BORROWINGS
At September 30, 2023, the Company had no borrowings from the FHLB and FRB. There were $25,000 of borrowings at 4.50% from the FRB and no borrowings from the FHLB at December 31, 2022.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the bank were to obtain would be secured by a blanket lien on $274,900 of real estate-related loans as of September 30, 2023. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to
$156,472 from the FHLB at September 30, 2023.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $59,636 of commercial loans as of September 30, 2023. FRB short-term borrowings bear interest at variable rates based on the Federal Open Market Committee's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to $40,089 from the FRB at September 30, 2023.
In June 2021, the Company issued $6,000 of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5,947 and $5,992 at September 30, 2023 and December 31, 2022, respectively.
The Company has a term note with quarterly principal and interest payments with interest at Prime (8.50% at September 30, 2023). The note matures on March 10, 2029 and the balance of the note was $2,503 and $2,844 at September 30, 2023 and December 31, 2022, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note. As of September 30, 2023, the Company was in compliance with all financial debt covenants.
NOTE 11 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock grants and stock options. Total compensation cost charged against income related to the Equity Plan was $167 and $186 for the three months ended September 30, 2023 and September 30, 2022, respectively, and $486 and $609 for the nine months ended September 30, 2023 and September 30, 2022, respectively.
Restricted Stock
The Company awarded shares of restricted common stock to certain employees and non-employee directors for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
A summary of changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2023 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2023	22,000	$21.52
Granted	46,175	18.30
Vested	(13,935)	(20.01)
Forfeited	(1,865)	(19.38)
Nonvested at September 30, 2023	52,375	$18.75
At September 30, 2023, there was $598 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the nine months ended September 30, 2023 and September 30, 2022 was $252 and $177, respectively.
Stock Options
The Equity Plan permits the grant of stock options to the Company’s employees and non-employee directors for up to 15% of the total number of shares of Company common stock issued and outstanding, up to 1,500,000 shares. Option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The market price of the Company’s common stock is the closing sales price of the Common Stock on Nasdaq on the date of the grant. Those option awards generally have a vesting period of 5 years for employees and 3 years for non-employee directors and have 10-year contractual terms.
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
A summary of the activity in the Equity Plan for the nine months ended September 30, 2023 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	405,688	$15.67
Exercised	(30,375)	(15.71)
Forfeited	(7,980)	(15.51)
Outstanding at September 30, 2023	367,333	$15.67	5.93	$—
Vested and exercisable at September 30, 2023	323,022	$15.79	5.78	$—
There were no options granted during the three and nine months ended September 30, 2023 or September 30, 2022. Total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan was $81 at September 30, 2023. This cost is expected to be recognized over a weighted average period of 1.58 years.
NOTE 12 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. During the nine months ended September 30, 2023, 10,589 shares were purchased at an average price of $14.98. During the nine months ended September 30, 2022, 9,776 shares were purchased at an average price of $17.07.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the nine months ended September 30, 2023 and September 30, 2022 was $20 and $78, respectively.
The Company has a Salary Continuation Agreement (the “Agreement”) with an executive officer. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. The liability recorded for the Agreement was $347 and $336 at September 30, 2023 and December 31, 2022, respectively, and the related expense for the nine months ended September 30, 2023 and September 30, 2022 was $11 and $57, respectively. Payments are expected to begin in 2024 upon retirement of the CEO on December 31, 2023.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of each employee’s salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. Expense recognized in relation to the 401(k) plan was $678 and $1,333 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the plan.
The Company has an ESOP for eligible employees. Each year, the Company’s Board of Directors may approve a discretionary percentage of employees’ salaries to be contributed to the ESOP for eligible employees. In 2021, the ESOP trust acquired 14,154 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 11,323 unallocated shares with a fair value of $127 remaining as of September 30, 2023. The ESOP trust’s outstanding loan, which is secured by the unallocated shares, bears a fixed interest rate equal to Prime Rate as of the note date, which was 3.25%. The note requires an annual payment of principal and interest through December 2026. The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the ESOP. As a result of the exit of affected participants from the plan, the plan acquired 23,383 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 23,383 unallocated shares with a fair value of $263 remaining as of September 30, 2023. The ESOP trust was issued a five year loan bearing an interest rate equal to Prime Rate as of the note date, which was 8.25% and adjusts annually as of the first day of each succeeding calendar year to reflect the Prime Rate as of the first business day of the calendar year. The note requires an annual payment of principal and interest through December 2027. The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The Board did not approve any contributions in 2022 and has not approved any in 2023. There was no expense related to the ESOP for the nine months ended September 30, 2023 and September 30, 2022.
NOTE 13 - INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax. In the ordinary course of business, they are routinely subject to audit by the Internal Revenue Service. Currently, the Company is subject to examination by taxing authorities for the 2020 tax return year and forward.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
A reconciliation of expected income tax expense (benefit) using the federal statutory rate of 21% for the three and nine months ended September 30, 2023 and September 30, 2022 and actual income tax expense (benefit) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Federal tax based on federal corporate statutory rate	$555	$854	$1,190	$893
State tax, net of federal effect	81	187	173	132
Changes resulting from:
BOLI income	(6)	(20)	(18)	(32)
Other, net	44	(38)	70	(105)
Income tax expense from continuing operations	674	983	1,415	888
Income tax (benefit) from discontinued operations	(15)	(1,488)	(68)	(1,670)
Total income tax expense (benefit)	$659	$(505)	$1,347	$(782)
NOTE 14 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met all capital adequacy requirements to which it was subject at September 30, 2023 and December 31, 2022.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s classification.
In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and included a transition option that allows banking organizations to phase in, over a three year period, the day one adverse effects of adoption on their regulatory capital ratios (three year transition option). In connection with the adoption of ASC 326 on January 1, 2021, the Company recognized an after-tax cumulative effect reduction to retained earnings. The

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Company elected to adopt the three year transition option and the deferral has been applied in capital ratios presented below. Actual and required capital amounts and ratios for the Bank are presented below at September 30, 2023:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$109,171	13.47%	$64,858	8.00%	$81,072	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$99,010	12.21%	$48,643	6.00%	$64,858	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$99,010	12.21%	$36,482	4.50%	$52,697	6.50%
Tier 1 Capital
(to Average Assets)	$99,010	9.16%	$43,258	4.00%	$54,072	5.00%
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2022:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$108,307	15.00%	$57,767	8.00%	$72,209	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$99,269	13.75%	$43,325	6.00%	$57,767	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$99,269	13.75%	$32,494	4.50%	$46,936	6.50%
Tier 1 Capital
(to Average Assets)	$99,269	10.79%	$36,816	4.00%	$46,020	5.00%
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
The following table presents the components of the residential loan fee income from discontinued operations for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net gain realized on sale of residential loans held for sale	$—	$5,988	$13	$19,295
Net change in fair value recognized on residential loans held for sale	—	(1,745)	(15)	(3,784)
Net change in fair value recognized on interest rate lock commitments	—	(1,094)	—	(1,362)
Net change in fair value recognized on mandatory and best efforts forward sales contracts	—	2,940	—	12,514
Mortgage banking fees	—	1,022	—	3,851
Residential loan fee income from discontinued operations	$—	$7,111	$(2)	$30,514
Prior to the discontinuance of the nationwide mortgage operations, the Company entered into interest rate lock commitments, which were commitments to originate loans where the interest rate on the loan was determined prior to funding and the clients had locked into that interest rate. The Company then locked in the loan and interest rate with an investor and committed to deliver the loan if settlement occurred (“best efforts”) or committed to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. It was the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments were entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Interest rate lock commitments and mandatory commitments to deliver loans to investors were considered derivatives.
There were no mortgage banking derivatives outstanding as of September 30, 2023. The following table reflects the amount and fair value of mortgage banking derivatives included in the assets and liabilities from discontinued operations on the Consolidated Balance Sheets at December 31, 2022:

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
The contractual amounts of financial instruments with off-balance sheet risk at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Unfunded loan commitments	$20,459	$23,512
Unused lines of credit	169,634	134,366
Standby letters of credit	61	244

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
All unused lines of credit at September 30, 2023 and December 31, 2022 were variable rate lines of credit and the majority of unfunded loan commitments at September 30, 2023 and December 31, 2022 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At September 30, 2023 and December 31, 2022, ACL for off-balance sheet loan commitments totaled $844 and $511, respectively.
NOTE 17 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic:
Income from continuing operations	$1,970	$3,083	$4,254	$3,365
Loss from discontinued operations	(47)	(4,485)	(207)	(5,036)
Net income (loss)	1,923	(1,402)	4,047	(1,671)
Less: Preferred stock dividends	208	208	624	624
Net income available to (loss attributable to) common shareholders	$1,715	$(1,610)	$3,423	$(2,295)
Weighted average common shares outstanding	4,105,014	4,028,212	4,096,584	4,015,476

Basic earnings (loss) per common share:
Continuing operations	$0.43	$0.71	$0.89	$0.68
Discontinued operations	(0.01)	(1.11)	(0.05)	(1.25)
Total	$0.42	$(0.40)	$0.84	$(0.57)

Diluted:
Income from continuing operations	$1,970	$3,083	$4,254	$3,365
Loss from discontinued operations	(47)	(4,485)	(207)	(5,036)
Net income (loss)	1,923	(1,402)	4,047	(1,671)
Less: Preferred stock dividends	208	208	624	624
Add: Series B preferred stock dividends	64	64	193	193
Net income available to (loss attributable to) common shareholders	$1,779	$(1,546)	$3,616	$(2,102)
Weighted average common shares outstanding for basic earnings per common share	4,105,014	4,028,212	4,096,584	4,015,476
Add: Dilutive effects of conversion of Series B preferred stock to common stock	250,690	270,743	253,626	270,743
Add: Dilutive effects of assumed exercises of stock options and warrants	—	42,163	4,098	62,961
Average shares and dilutive potential common shares	4,355,704	4,341,118	4,354,308	4,349,180

Diluted earnings (loss) per common share:
Continuing operations	$0.42	$0.68	$0.88	$0.67
Discontinued operations	(0.01)	(1.03)	(0.05)	(1.15)
Total	$0.41	$(0.35)	$0.83	$(0.48)

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following securities outstanding at September 30, 2023 and September 30, 2022 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of earnings (loss) per share is antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock options	367,461	0	374,802	0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is an analysis of the results of operations for the three and nine months ended September 30, 2023 and September 30, 2022 and financial condition as of September 30, 2023 and December 31, 2022. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.
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
As a one-bank holding company, the Company generates most of its revenue from interest on loans and gain-on-sale income derived from the sale of government guaranteed loans into the secondary market. The primary source of funding for its loans is deposits. The Company is dependent on noninterest income, which is derived primarily from net gain on the sales of the guaranteed portion of government guaranteed loans. The largest expenses are interest on those deposits and borrowings, professional fees, and salaries and commissions plus related employee benefits. The Company measures its performance through its net interest income after provision for credit losses, return on average assets, and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.
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

Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At September 30, 2023, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing the consolidated financial statements were the policies related to the ACL, and fair value measurement of investment securities, government guaranteed servicing rights, and government guaranteed loans held for investment at fair value, which are discussed more fully below.
Allowance for Credit Losses
The ACL is calculated with the objective of maintaining a reserve sufficient to absorb estimated losses. Management's determination of the appropriateness of the allowance is based on periodic evaluations of the loan portfolio, lending-related commitments, and other relevant factors. This evaluation is inherently subjective as it requires numerous estimates, including the loss for internal risk ratings, collateral values, and the amounts and timing of expected future cash flows. The Company’s ACL on loans is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In addition, management may include qualitative adjustments intended to capture the impact of other uncertainties in the lending environment such as underwriting standards, current economic and political conditions, and other factors affecting the credit quality. Changes to one or more of the estimates used could result in a different estimated ACL.
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
Recent Developments
Preferred Stock Offering. On September 30, 2023, the Company issued 1,835 shares of 11.0% Series C Cumulative Convertible Preferred Stock. These shares have no par value and a liquidation preference of $1,000 per share plus an amount equal to all accumulated dividends thereon (whether or not earned or declared but without interest) to the date payment of such distribution is made in full. An additional 1,995 shares and 1,760 shares were issued on October 18, 2023 and October 31, 2023, respectively. Total gross proceeds from the preferred stock offering currently totals $5.59 million, which will be used for operating expenses or to contribute capital to BayFirst National Bank to support its growth and operations.
Fourth Quarter Common Stock Dividend. On October 24, 2023, BayFirst’s Board of Directors declared a fourth quarter 2023 cash dividend of $0.08 per common share, payable December 15, 2023 to common shareholders of record as of December 1, 2023. This dividend marks the 30th consecutive quarterly cash dividend paid since BayFirst initiated cash dividends in 2016.
Fourth Quarter Preferred Series A Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $22.50 on the Series A Preferred Stock. The dividend will be payable January 2, 2024 to shareholders of record as of October 16, 2023. The amount and timing of the dividend is in accordance with the terms of the Series A Preferred Stock.
Fourth Quarter Preferred Series B Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $20.00 on the Series B Convertible Preferred Stock. The dividend will be payable January 2, 2024 to shareholders of record as of October 16, 2023. The amount and timing of the dividend is in accordance with the terms of the Series B Convertible Preferred Stock.
Fourth Quarter Preferred Series C Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $27.50 on the Series C Cumulative Convertible Preferred Stock. The dividend will be payable January 2, 2024 to shareholders of record as of October 16, 2023. The amount and timing of the dividend is in accordance with the terms of the Series C Cumulative Convertible Preferred Stock.
Selected Financial Data - Unaudited

	As of and for the Three Months Ended			As of and for the Nine Months Ended
(Dollars in thousands, except for share data)	9/30/2023	6/30/2023	9/30/2022	9/30/2023	9/30/2022
Income Statement Data:
Net interest income	$8,393	$10,108	$9,170	$27,554	$21,426
Provision for credit losses(1)	3,001	2,765	750	7,708	(1,400)
Noninterest income	14,679	10,937	9,804	35,064	23,146
Noninterest expense	17,427	16,402	14,158	49,241	41,719
Income tax expense (benefit)	674	461	983	1,415	888
Net income from continuing operations	1,970	1,417	3,083	4,254	3,365
Net loss from discontinued operations	(47)	(32)	(4,485)	(207)	(5,036)
Net income (loss)	1,923	1,385	(1,402)	4,047	(1,671)
Preferred stock dividends	208	208	208	624	624
Net income available to (loss attributable to) common shareholders	$1,715	$1,177	$(1,610)	$3,423	$(2,295)
Balance Sheet Data:
Average loans held for investment, excluding PPP loans	$841,920	$824,460	$663,716	$804,993	$582,432
Average loans held for investment at amortized cost, excluding PPP loans	773,749	763,854	625,129	746,876	554,177
Average total assets	1,088,517	1,064,068	939,847	1,041,131	897,588
Average common shareholders’ equity	81,067	80,310	83,014	80,080	83,408
Total loans held for investment	878,447	836,704	680,805	878,447	680,805
Total loans held for investment, excluding PPP loans	863,203	821,016	658,669	863,203	658,669
Total loans held for investment, excluding government guaranteed loan balances	687,141	638,148	520,408	687,141	520,408
Allowance for credit losses(1)	13,365	12,598	9,739	13,365	9,739
Total assets	1,133,979	1,087,399	930,275	1,133,979	930,275
Common shareholders’ equity	82,725	81,460	81,032	82,725	81,032

	As of and for the Three Months Ended			As of and for the Nine Months Ended
(Dollars in thousands, except for share data)	9/30/2023	6/30/2023	9/30/2022	9/30/2023	9/30/2022
Per Share Data:
Basic earnings (loss) per common share	$0.42	$0.29	$(0.40)	$0.84	$(0.57)
Diluted earnings (loss) per common share	$0.41	$0.29	$(0.35)	$0.83	$(0.48)
Dividends per common share	$0.08	$0.08	$0.08	$0.24	$0.24
Book value per common share	$20.12	$19.85	$20.10	$20.12	$20.10
Tangible book value per common share (2)	$20.12	$19.85	$20.10	$20.12	$20.10
Performance Ratios:
Return on average assets(3)	0.71%	0.52%	(0.60)%	0.52%	(0.25)%
Return on average common equity(3)	8.46%	5.86%	(7.76)%	5.70%	(3.67)%
Net interest margin	3.36%	4.18%	4.63%	3.89%	3.90%
Dividend payout ratio	19.15%	27.89%	(20.02)%	28.72%	(41.99)%
Asset Quality Data:
Net charge-offs	$2,234	$2,253	$575	$6,375	$2,313
Net charge-offs/average loans held for investment at amortized cost, excluding PPP(3)	1.15%	1.18%	0.37%	1.14%	0.56%
Nonperforming loans	$10,393	$8,606	$10,267	$10,393	$10,267
Nonperforming loans (excluding government guaranteed balance)	$8,776	$6,590	$4,015	$8,776	$4,015
Nonperforming loans/total loans held for investment	1.18%	1.03%	1.51%	1.18%	1.51%
Nonperforming loans (excluding gov’t guaranteed balance)/total loans held for investment	1.00%	0.79%	0.59%	1.00%	0.59%
ACL/Total loans held for investment at amortized cost(1)	1.68%	1.61%	1.48%	1.68%	1.48%
ACL/Total loans held for investment at amortized cost, excluding PPP loans(1)	1.72%	1.64%	1.54%	1.72%	1.54%
Other Data:
Full-time equivalent employees	307	302	524	307	524
Banking centers	10	9	8	10	8
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
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share
	As of
(Dollars in thousands, except for share data)	September 30, 2023	June 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)
Total shareholders’ equity	$94,165	$91,065	$90,637
Less: Preferred stock liquidation preference	(11,440)	(9,605)	(9,605)
Total equity available to common shareholders	82,725	81,460	81,032
Less: Goodwill	—	—	—
Tangible common shareholders' equity	$82,725	$81,460	$81,032

Common shares outstanding	4,110,650	4,103,834	4,031,937
Tangible book value per common share	$20.12	$19.85	$20.10
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
The Company is dependent on noninterest income, which is derived primarily from net gain on the sales of the guaranteed portion of government guaranteed loans, as well as fair value adjustments for certain loans which management has elected the fair value option. While the Company retains some of its government guaranteed loans on the balance sheet, the Company may sell both the guaranteed balance of its government guaranteed loans, as well as a percentage of the unguaranteed portions of such loans.
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
Net Income
The Company had net income for the three months ended September 30, 2023 of $1.9 million, or $0.41 per diluted common share, compared to net loss for the three months ended September 30, 2022 of $1.4 million, or $0.35 per diluted common share. The increase of $3.3 million was due to an increase in gain on sale of government guaranteed loans of $3.5 million, an increase in other noninterest income of $1.4 million, and a decrease of $4.4 million in the net loss on discontinued operations. This was partially offset by a decrease in net interest income of $0.8 million, an increase of $2.3 million in provision for credit losses and an increase in noninterest expense of $3.3 million. In the third quarter of 2022, the Company made the strategic decision to discontinue the Bank’s nationwide residential mortgage operations which resulted in the net loss from discontinued operations.
In the first nine months of 2023, net income was $4.0 million, or $0.83 per diluted common share, an increase of $5.7 million from the net loss of $1.7 million, or $0.48 per diluted common share, for the first nine months of 2022. The increase was primarily the result of higher interest income from continuing operations of $23.6 million, an increase of $7.5 million in government guaranteed loan fair value gains, an increase in other noninterest income of $1.9 million, an increase of $1.7 million in gain on sale of government guaranteed loans, and a decrease of $4.8 million in net loss from discontinued operations. This was partially offset by an increase of $16.9 million in interest expense on deposits, an increase of $9.1 million in provision for credit losses, and an increase of $7.5 million in noninterest expense.

Net Interest Income
Net interest income from continuing operations was $8.4 million in the three months ended September 30, 2023, a decrease of $0.8 million or 8.5% from $9.2 million in the three months ended September 30, 2022. The decrease was mainly due to higher interest expense on deposits of $7.2 million, partially offset by an increase in loan interest income, including fees, of $5.4 million. The margin compression was primarily from higher deposit interest expense during the current quarter, specifically the Company's 6%, 13-month time deposit special, which ended on August 31, 2023. The additional time deposits, which replaced other non-core funding, will fund current and future small dollar SBA loans currently earning Prime plus 4.75%. Although time deposit balances increased in the third quarter, $71 million of time deposits are maturing in the fourth quarter of 2023, the majority of which are not expected to renew.
Net interest margin including discontinued operations decreased to 3.36% for the third quarter of 2023, which represented a decrease of 128 basis points from 4.63% for the third quarter of 2022.
Net interest income from continuing operations was $27.6 million for the nine months ended September 30, 2023, an increase of $6.1 million or 28.6% from $21.4 million for the nine months ended September 30, 2022. The increase was mainly due to an increase in loan interest income, including fees, of $20.7 million, partially offset by an increase in deposit interest expense of $16.9 million.
Net interest margin including discontinued operations decreased slightly to 3.89% for the nine months ended September 30, 2023, compared to 3.90% for the nine months ended September 30, 2022.

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

	Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$43,383	$465	4.25%	$50,196	$316	2.50%
Loans, excluding PPP (1) (2)	841,920	15,992	7.54	723,284	11,371	6.24
PPP loans	15,418	40	1.03	28,102	141	1.99
Other	91,749	1,123	4.86	57,583	318	2.19
Total interest-earning assets	992,470	17,620	7.04	859,165	12,146	5.61
Noninterest-earning assets	96,047			80,682
Total assets	$1,088,517			$939,847
Interest-bearing liabilities:
NOW, MMDA and savings	$633,657	$6,390	4.00	$587,331	$1,290	0.87
Time deposits	235,100	2,665	4.50	97,693	566	2.30
Other borrowings	15,714	172	4.34	44,929	258	2.28
Total interest-bearing liabilities	884,471	9,227	4.14	729,953	2,114	1.15
Demand deposits	100,734			106,846
Noninterest-bearing liabilities	12,600			10,429
Shareholders’ equity	90,712			92,619
Total liabilities and shareholders’ equity	$1,088,517			$939,847
Net interest income		$8,393			$10,032
Interest rate spread			2.90			4.46
Net interest margin (3)			3.36			4.63
Ratio of average interest-earning assets to average interest-bearing liabilities	112.21%			117.70%

(1) Includes nonaccrual loans.
(2) Includes no residential loans held for sale from discontinued operations as of September 30, 2023 and $59,568 at an average yield of 5.74% of residential loans held for sale from discontinued operations as of September 30, 2022.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$44,888	$1,398	4.16%	$42,474	$642	2.02%
Loans, excluding PPP (1) (2)	805,049	45,346	7.53	654,604	26,398	5.39
PPP loans	17,337	130	1.00	40,566	880	2.90
Other	80,522	2,790	4.63	82,239	592	0.96
Total interest-earning assets	947,796	49,664	7.01	819,883	28,512	4.65
Noninterest-earning assets	93,335			77,705
Total assets	$1,041,131			$897,588
Interest-bearing liabilities:
NOW, MMDA and savings	$620,237	$15,598	3.36	$613,613	$3,350	0.73
Time deposits	186,827	5,478	3.92	54,714	783	1.91
PPPLF advances	—	—	—	7,577	20	0.35
Other borrowings	30,325	1,033	4.55	22,177	467	2.82
Total interest-bearing liabilities	837,389	22,109	3.53	698,081	4,620	0.88
Demand deposits	101,661			99,234
Noninterest-bearing liabilities	12,383			7,260
Shareholders’ equity	89,698			93,013
Total liabilities and shareholders’ equity	$1,041,131			$897,588
Net interest income		$27,555			$23,892
Interest rate spread			3.48			3.77
Net interest margin (3)			3.89			3.90
Ratio of average interest-earning assets to average interest-bearing liabilities	113.18%			117.45%

(1) Includes nonaccrual loans.
(2) Includes $56 at an average yield of 2.02% and $72,172 at an average yield of 4.57% of residential loans held for sale from discontinued operations as of September 30, 2023 and September 30, 2022, respectively.

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

(Dollars in thousands)	Rate	Volume	Total
Three Months Ended September 30, 2023 vs. September 30, 2022:
Interest-earning assets:
Investment securities	$197	$(48)	$149
Loans, excluding PPP	2,585	2,036	4,621
PPP loans	(52)	(49)	(101)
Other interest-earning assets	541	264	805
Total interest-earning assets	3,271	2,203	5,474
Interest-bearing liabilities:
NOW, MMDA and savings	4,990	110	5,100
Time deposits	850	1,249	2,099
Other borrowings	145	(231)	(86)
Total interest-bearing liabilities	5,985	1,128	7,113
Net change in net interest income	$(2,714)	$1,075	$(1,639)

(Dollars in thousands)	Rate	Volume	Total
Nine Months Ended September 30, 2023 vs. September 30, 2022:
Interest-earning assets:
Investment securities	$718	$38	$756
Loans, excluding PPP(1)	11,998	6,950	18,948
PPP loans	(400)	(350)	(750)
Other interest-earning assets	2,211	(13)	2,198
Total interest-earning assets	14,527	6,625	21,152
Interest-bearing liabilities:
NOW, MMDA, and savings	12,211	37	12,248
Time deposits	1,422	3,273	4,695
PPPLF advances	—	(20)	(20)
Other borrowings	355	211	566
Total interest-bearing liabilities	13,988	3,501	17,489
Net change in net interest income	$539	$3,124	$3,663
(1) Includes $1 and $2,466 of interest income on residential loans held for sale from discontinued operations as of September 30, 2023 and September 30, 2022, respectively.
Provision for Credit Losses
The provision for credit losses is charged to operations to adjust the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending the Bank conducts, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to its market area, economic forecasts, and other factors that may affect the ability to collect on the loans in its portfolio.
The Company recorded a provision for credit losses on loans in the three months ended September 30, 2023 of $3.0 million primarily due to net charge-offs and net loan growth. This compared to a provision of $0.8 million under the incurred loss methodology for the three months ended September 30, 2022. During the three months ended September 30, 2023, $2.2 million of net charge offs in loans were recorded compared to $0.6 million during the three months ended September 30, 2022.
The Company recorded a provision for credit losses for the nine months ended September 30, 2023 of $7.7 million compared to a $1.4 million negative provision under the incurred loss methodology for the nine months ended September 30, 2022. The increase of $9.1 million in the provision for credit losses expense was primarily due to loan growth, higher charge-offs, and the Company having reduced its ALLL under the incurred loss methodology in 2022 from the historic high levels reached in 2020 at the onset of the COVID-19 pandemic. During the nine months ended

September 30, 2023, net loan charge offs totaled $6.4 million compared to $2.3 million during the nine months ended September 30, 2022. Net charge-offs for the first three quarters of 2023 were elevated by $1.9 million due to the performance from a purchased portfolio of unsecured consumer loans. This portfolio currently has $0.9 million of loans 30-89 days past due and $0.4 million of loans 90+ days past due. The Company stopped purchasing these loans at the end of 2022 and the portfolio balances have decreased from $29.4 million to $19.6 million since the beginning of 2023.
The ACL was $13.4 million at September 30, 2023 and $9.7 million using the incurred losses methodology at September 30, 2022.
Noninterest Income
The following table presents noninterest income from continuing operations for the three and nine months ended September 30, 2023 and September 30, 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Noninterest income:
Loan servicing income, net	$760	$620	$2,149	$1,508
Gain on sale of government guaranteed loans, net	7,139	7,446	17,576	15,915
Service charges and fees	408	347	1,166	951
Government guaranteed loan fair value gain	4,543	999	11,021	3,510
Government guaranteed loan packaging fees	1,158	208	2,076	496
Other noninterest income	671	184	1,076	766
Total noninterest income	$14,679	$9,804	$35,064	$23,146
Noninterest income from continuing operations was $14.7 million during the three months ended September 30, 2023, an increase of $4.9 million or 49.7%, from $9.8 million during the three months ended September 30, 2022. The increase was the result of increases in fair value gains related to held for investment government guaranteed loans of $3.5 million and higher government guaranteed loan packaging fees of $1.0 million.
Noninterest income from continuing operations was $35.1 million for the nine months ended September 30, 2023, an increase of $11.9 million or 51.5% from $23.1 million for the nine months ended September 30, 2022. The increase was primarily due to higher gains on the sale of government guaranteed loans of $1.7 million, a $7.5 million increase in fair value gains related to held for investment government guaranteed loans, and an increase in government guaranteed loan packaging fees of $1.6 million. The increase in fair value gains related to held for investment government guaranteed loans was primarily related to an increase in the volume of loans held at fair value. As of September 30, 2023, the Company had $84.2 million compared to $25.0 million at September 30, 2022.

Noninterest Expense
The following table presents noninterest expense from continuing operations for the three and nine months ended September 30, 2023 and September 30, 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Noninterest expense:
Salaries and benefits	$7,912	$6,758	$23,527	$21,177
Bonus, commissions, and incentives	1,406	883	3,515	1,833
Occupancy and equipment	1,262	1,070	3,608	3,010
Data processing	1,526	1,247	4,189	3,486
Marketing and business development	929	662	2,696	2,100
Professional services	816	956	2,587	3,089
Loan origination and collection	1,981	1,068	4,697	2,486
Employee recruiting and development	543	518	1,667	1,653
Regulatory assessments	284	110	615	299
Director compensation	147	177	438	514
Liability and fidelity bond insurance	148	119	403	349
ATM and interchange	154	133	359	293
Telecommunication	90	99	275	273
Other noninterest expense	229	358	665	1,157
Total noninterest expense	$17,427	$14,158	$49,241	$41,719
Noninterest expense from continuing operations was $17.4 million during the three months ended September 30, 2023, an increase of $3.3 million or 23.1% from $14.2 million during the three months ended September 30, 2022. The increase was primarily due to higher compensation costs of $1.7 million and higher loan origination expense of $0.9 million.
Noninterest expense was $49.2 million during the nine months ended September 30, 2023, an increase of $7.5 million or 18.0% from $41.7 million for the nine months ended September 30, 2022. The increase was primarily the result of higher compensation costs and loan origination and collection expense.
Discontinued Operations
Net loss on discontinued operations was $47 thousand in the three months ended September 30, 2023, which was a $4.4 million favorable change from a net loss of $4.5 million in the three months ended September 30, 2022. The loss in the third quarter of 2023 was partially due to lagging facilities costs as we seek to sublease vacant space. The $4.4 million decrease in the net loss from the year-ago quarter was primarily due to a decrease in noninterest expense of $13.9 million, partially offset by decreases in residential loan fee income of $7.1 million, interest income of $0.9 million, and income tax benefit of $1.5 million. In the third quarter of 2022, the Company recognized $3.7 million of restructuring charges from the discontinuation of the residential mortgage operations which was recorded to noninterest expense.
Net loss from discontinued operations was $207 thousand for the nine months ended September 30, 2023, which was a $4.8 million reduction from a net loss of $5.0 million for the nine months ended September 30, 2022. The majority of the discontinued loss in 2022 was recorded in the third quarter of 2022. As such, the net loss from discontinued operations for the first nine months of 2022 included restructuring charges of $4.3 million and the discontinued loss in the first nine months of 2023 represented a modest amount of trailing expenses from the discontinuation.
Income Taxes
Income tax expense from continuing operations was $674 thousand for the three months ended September 30, 2023, a decrease of $309 thousand from income tax expense of $983 thousand for the three months ended September 30, 2022. The decrease was primarily due to the decrease in pre-tax earnings from continuing operations. Income tax benefit from discontinued operations was $15 thousand for the three months ended September 30, 2023, compared to income tax benefit of $1.5 million for the three months ended September 30, 2022. The change was primarily due to the decrease in pre-tax loss from discontinued operations.
Income tax expense from continuing operations was $1.4 million for the nine months ended September 30, 2023, an increase of $0.5 million from income tax expense of $0.9 million for the nine months ended September 30, 2022. The increase was primarily due to the increase in pre-tax earnings from continuing operations. Income tax benefit from discontinued operations was $68 thousand for the nine months ended September 30, 2023, a change of $1.6 million from income tax benefit of $1.7 million for the nine months ended September 30, 2022. The change was primarily due to the decrease in pre-tax loss from discontinued operations.
At September 30, 2023, the Company had $2.7 million of federal net operating loss carryforward and $0.4 million of state net operating loss carryforward. The net operating loss carryforwards do not expire. At September 30, 2022, the Company had $2.4 million of federal net operating loss carryforward and $0.4 million of state net operating loss carryforward.
The effective income tax rate was 24.97% for the nine months ended September 30, 2023 and 31.88% for the nine months ended September 30, 2022.
Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available for sale as of September 30, 2023 and December 31, 2022.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Investment securities available for sale:
Asset-backed securities	$8,527	$9,605
Mortgage-backed securities:
U.S. Government-sponsored enterprises	3,102	3,440
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	16,719	18,220
Corporate bonds	11,335	11,084
Total investment securities available for sale	$39,683	$42,349
The net unrealized loss on the investment securities AFS at September 30, 2023, was $4.9 million compared with a net unrealized loss on investment securities AFS of $5.0 million at December 31, 2022. The change in unrealized loss on investment securities AFS from December 31, 2022 to September 30, 2023 was primarily due to the change in the interest rate environment.
The following table presents the amortized cost of the Company's investment securities portfolio classified as held to maturity as of September 30, 2023 and December 31, 2022.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$1	$2
Corporate bonds	2,500	5,000
Total investment securities held to maturity	$2,501	$5,002
There was a $19 thousand ACL on the corporate bonds HTM as of September 30, 2023 and no ACL as of December 31, 2022. The net unrealized loss on the investment securities HTM at September 30, 2023, was $219 thousand compared with a net unrealized loss on investment securities HTM of $247 thousand at December 31, 2022.

No investment securities were pledged as of September 30, 2023 or December 31, 2022, and there were no sales of investment securities during the three and nine months ended September 30, 2023 or three and nine months ended September 30, 2022.
The investment securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of September 30, 2023 and December 31, 2022. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	September 30, 2023
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$8,597	6.37%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	3,909	1.56
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	20,730	1.84
Corporate bonds	—	—	11,333	6.37	—	—	—	—
Total investment securities available for sale	$—	—%	$11,333	6.37%	$—	—%	$33,236	2.98%

	December 31, 2022
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$9,873	5.40%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	4,133	1.55
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	22,031	1.89
Corporate bonds	—	—	9,981	3.70	1,356	4.34	—	—
Total investment securities available for sale	$—	—%	$9,981	3.70%	$1,356	4.34%	$36,037	2.81%
The investment securities held to maturity presented in the following tables are reported at amortized cost and by contractual maturity as of September 30, 2023 and December 31, 2022. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities receive monthly principal payments, which are not reflected below.

	September 30, 2023
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$1	2.45%
Corporate bonds	—	—	1,500	4.38	1,000	4.38	—	—
Total investment securities held to maturity	$—	—%	$1,500	4.38%	$1,000	4.38%	$1	2.45%

	December 31, 2022
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$2	2.65%
Corporate bonds	—	—	4,000	5.79	1,000	4.38	—	—
Total investment securities held to maturity	$—	—%	$4,000	5.79%	$1,000	4.38%	$2	2.65%
Loan Portfolio Composition
The Company offers a variety of products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of government guaranteed loans, real estate loans, commercial business loans, residential mortgage, and consumer loans. Senior management and loan officers have continued to develop new sources of loan referrals, particularly among centers of local influence and real estate professionals, and have also enjoyed repeat business from loyal customers in the markets the Bank serves. The Bank has no concentration of credit in any industry that represents 10% or more of its loan portfolio. The following table sets forth the composition of its loan portfolio, including LHFS as of the dates indicated.

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Residential loans held for sale from discontinued operations	$—		$449
Government guaranteed loans, held for sale	$1,855		$—
Government guaranteed loans held for investment, at fair value	$84,178		$27,078
Loans held for investment, at amortized cost:
Residential real estate	$248,973	31.8%	$202,329	29.1%
Commercial real estate	280,620	35.8	231,281	33.3
Construction and land	25,339	3.2	9,320	1.3
Commercial and industrial	174,238	22.2	194,643	28.0
Commercial and industrial – PPP	15,364	2.0	19,293	2.8
Consumer and other	39,024	5.0	37,288	5.5
Loans held for investment, at amortized cost, gross	783,558	100.0%	694,154	100.0%
Discount on government guaranteed loans sold	(6,623)		(5,621)
Premium on loans purchased, net	4,406		2,301
Deferred loan costs, net	12,928		10,740
Allowance for credit losses(1)	(13,365)		(9,046)
Loans held for investment, at amortized cost, net	$780,904		$692,528
(1) Prior to January 1, 2023, the incurred loss methodology was used to estimate credit losses. Beginning with that date, credit losses are estimated using the CECL methodology.
During the nine months ended September 30, 2023, the Bank originated approximately $159.7 million in loans through conventional lending channels and $402.5 million in loans through CreditBench (its government guaranteed lending function). In addition, the Bank sold guaranteed balances of $316.3 million and unguaranteed balances of $10.9 million of government guaranteed loans. The Bank purchased $106.4 million of government guaranteed loans. Of the loans purchased during the year, $58.2 million have already been sold or paid off.
During the nine months ended September 30, 2022, the Bank originated approximately $206.8 million in loans through conventional lending channels, $276.9 million through CreditBench, and $886.6 million through the Residential Mortgage Lending Division, which is a discontinued operation. Additionally, the Bank sold guaranteed balances of $233.1 million and unguaranteed balances of $13.8 million of government guaranteed loans. The Bank purchased $16.6 million of government guaranteed loans and $34.1 million of unsecured consumer loans.
Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at September 30, 2023. Loan balances in this table include loans held for investment at fair value, loans held for investment at amortized cost, discount on retained balances of loans sold, premium and discount on loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$1,914	$1,465	$14,727	$231,342	$249,448
Commercial	14,186	1,407	40,447	257,228	313,268
Construction and land	5,561	2,797	86	16,894	25,338
Commercial and industrial	7,992	23,398	195,175	7,941	234,506
Commercial and industrial - PPP	810	14,433	—	—	15,243
Consumer and other	1,763	30,025	7,939	917	40,644
Total loans held for investment	$32,226	$73,525	$258,374	$514,322	$878,447

The following table shows the loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at September 30, 2023.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$59,504	$188,030
Commercial	12,530	286,552
Construction and land	—	19,777
Commercial and industrial	9,981	216,533
Commercial and industrial - PPP	14,433	—
Consumer and other	17,275	21,606
Total loans held for investment	$113,723	$732,498
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
Allowance for Credit Losses. In accordance with changes in generally accepted accounting principles, the Company adopted the new credit loss accounting standard known as CECL on January 1, 2023. At the time of adoption, the ACL for loans increased by $3.1 million to 1.73% of loans, the reserve on unfunded commitments increased $213 thousand, and an $18 thousand reserve was established for held to maturity investment securities.These one-time increases resulted in an after tax decrease to capital of $2.5 million, with no impact to earnings. Under CECL, the ACL is based on projected credit losses rather than on incurred losses.
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
Nonperforming Assets. At September 30, 2023, the Company had $8.8 million in nonperforming assets, excluding government guaranteed loan balances, and their ACL represented 1.68% of total loans held for investment at amortized cost. At September 30, 2022, the Company had $4.1 million in nonperforming assets, excluding government guaranteed loan balances, and their ALLL represented 1.48% of total loans held for investment at amortized cost. Total loans held for investment at September 30, 2023 and September 30, 2022 included government guaranteed loans and loans measured at fair value, which had no reserves allocated to them. ACL as a percentage of loans held for investment at amortized cost, not including government guaranteed loan balances, was 2.03% under CECL at September 30, 2023, compared to 1.90% under the incurred loss method at September 30, 2022.
The following table sets forth certain information on nonaccrual loans and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	September 30, 2023	September 30, 2022
Nonperforming loans (government guaranteed balances)	$1,617	$6,252
Nonperforming loans (unguaranteed balances)	8,776	4,015
Total nonperforming loans	10,393	10,267
OREO	—	56
Total nonperforming assets	$10,393	$10,323
Nonperforming loans as a percentage of total loans held for investment	1.18%	1.51%
Nonperforming loans (excluding government guaranteed balances) to total loans held for investment	1.00%	0.59%
Nonperforming assets as a percentage of total assets	0.92%	1.11%
Nonperforming assets (excluding government guaranteed balances) to total assets	0.77%	0.44%
ACL to nonperforming loans	128.60%	94.86%
ACL to nonperforming loans (excluding government guaranteed balances)	152.29%	242.57%

The following table sets forth information with respect to activity in the ACL for loans for the periods shown:

(Dollars in thousands)	At and for the Three Months Ended September 30,		At and for the Nine Months Ended September 30,
	2023	2022	2023	2022
Allowance at beginning of period	$12,598	$9,564	$9,046	$13,452
Impact of adopting ASC 326	—	—	3,107	—
Charge-offs:
Commercial real estate	(108)	36	(108)	(17)
Commercial and industrial	(1,542)	(697)	(4,660)	(2,667)
Consumer and other	(874)	(68)	(2,214)	(109)
Total charge-offs	(2,524)	(729)	(6,982)	(2,793)
Recoveries:
Commercial real estate	75	13	77	74
Commercial and industrial	114	105	303	365
Consumer and other	93	36	219	41
Total recoveries	290	154	607	480
Net charge-offs	(2,234)	(575)	(6,375)	(2,313)
Provision for credit losses	3,001	750	7,587	(1,400)
Allowance at end of period	$13,365	$9,739	$13,365	$9,739
Net charge-offs to average loans held for investment at amortized cost (annualized)	1.13%	0.35%	1.11%	0.52%
Allowance as a percent of total loans held for investment at amortized cost	1.68%	1.48%	1.68%	1.48%
Allowance as a percent of loans held for investment at amortized cost, not including government guaranteed loans	2.03%	1.90%	2.03%	1.90%
Allowance as a percent of nonperforming loans	128.60%	94.86%	128.60%	94.86%
Total loans held for investment	$878,447	$680,805	$878,447	$680,805
Average loans held for investment at amortized cost	$789,167	$653,231	$764,213	$594,743
Nonperforming loans (including government guaranteed balances)	$10,393	$10,267	$10,393	$10,267
Nonperforming loans (excluding government guaranteed balances)	$8,776	$4,015	$8,776	$4,015
Guaranteed balance of government guaranteed loans	$191,306	$160,397	$191,306	$160,397

The following table details net charge-offs to average loans outstanding by loan category for the three months ended September 30, 2023 and September 30, 2022.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI	Net (Charge-off) Recovery Ratio
Residential real estate	$8	$228,539	0.01%	$—	$131,536	—%
Commercial real estate	(33)	326,051	(0.04)	49	276,226	0.07
Commercial and industrial	(1,428)	248,096	(2.30)	(592)	219,005	(1.08)
Commercial and industrial - PPP	—	15,418	—	—	28,102	—
Consumer and other	(781)	39,234	(7.96)	(32)	36,949	(0.35)
Total loans held for investment	$(2,234)	$857,338	(1.04)%	$(575)	$691,818	(0.33)%
The following table details net charge-offs to average loans outstanding by loan category for the nine months ended September 30, 2023 and September 30, 2022.

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI	Net (Charge-off) Recovery Ratio
Residential real estate	$8	$209,934	0.01%	$—	$102,486	—%
Commercial real estate	(31)	299,972	(0.01)	57	246,341	0.03
Commercial and industrial	(4,357)	258,043	(2.25)	(2,302)	211,950	(1.45)
Commercial and industrial - PPP	—	17,337	—	—	40,566	—
Consumer and other	(1,995)	37,044	(7.18)	(68)	21,655	(0.42)
Total loans held for investment	$(6,375)	$822,330	(1.03)%	$(2,313)	$622,998	(0.50)%
Asset quality remained stable in the third quarter of 2023. The Company recorded a provision for credit losses for the nine months ended September 30, 2023 of $7.7 million compared to a $1.4 million negative provision under the incurred loss methodology for the nine months ended September 30, 2022. The increase of $9.1 million in the provision for credit losses expense was primarily due to the loan growth, higher charge-offs, and the Company reduced its ALLL in 2022 from the historic high levels reached in 2020 at the onset of the pandemic.
Nonperforming assets to total assets, excluding government guaranteed loan balances, were 0.77% as of September 30, 2023, as compared to 0.44% as of September 30, 2022.

SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding the SBA and other government guaranteed lending activity, excluding PPP loans.

(Dollars in thousands)	At and for the Nine Months Ended September 30,
Government Guaranteed, Excluding PPP	2023	2022
Number of loans originated	1,968	825
Amount of loans originated	$402,528	$276,583
Average loan size originated	$205	$335
Government guaranteed loan balances sold	$316,333	$233,105
Government unguaranteed loan balances sold	$10,937	$13,803
Total government guaranteed loans	$373,719	$286,798
Government guaranteed loan balances	$176,062	$138,261
Government unguaranteed loan balances	$197,657	$148,537
Government guaranteed loans serviced for others	$825,723	$616,419
The Bank makes government guaranteed loans throughout the United States. The following table sets forth, at the dates indicated, information regarding the geographic disbursement of its government guaranteed loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	September 30,
	2023		2022
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Florida	$131,928	35%	$89,373	31%
California	45,121	12	31,930	11
Tennessee	28,395	8	18,672	7
Texas	23,710	6	21,478	7
All Other	144,565	39	125,345	44
Total government guaranteed loans, excluding PPP loans	$373,719	100%	$286,798	100%
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
Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the interest rate.
The Bank emphasizes commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits. Deposit interest rates are set by management at least monthly or more often if conditions require it, based on a review of loan demand, recent cash flows and a survey of rates among competitors.

Brokered deposits. At times, the Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering outside the market of the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 15% of total assets. The Company's ability to accept or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well capitalized." At September 30, 2023 and December 31, 2022, the Company had $167 thousand and $746 thousand, respectively, of brokered deposits.
The amount of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	September 30, 2023		December 31, 2022
Noninterest-bearing deposits	$98,008	9.6%	$93,235	11.8%
Interest-bearing transaction accounts	267,404	26.3	202,656	25.5
Money market accounts	333,250	32.7	345,200	43.4
Savings	16,860	1.7	17,853	2.2
Subtotal	715,522	70.3	658,944	82.9
Total time deposits	302,274	29.7	136,126	17.1
Total deposits	$1,017,796	100.0%	$795,070	100.0%
At September 30, 2023, the Company held approximately $152.5 million of deposits that exceeded the FDIC insurance limit which was 15% of total deposits.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250 thousand as of September 30, 2023.

(Dollars in thousands)
Three months or less	$27,073
Over three months through six months	11,668
Over six months through 12 months	16,581
Over 12 months	61,480
Total	$116,802
Deposits increased $222.7 million or 28.01% during the first nine months of 2023, with growth in transaction accounts (noninterest bearing and interest bearing transaction accounts) of $69.5 million or 23.5% and time deposit balance of $166.1 million, or 122.1%. Savings and money market account balances decreased $12.9 million during the same period. The time deposit balance increase included a small increase of $6.4 million in short-term Certificate of Deposit Account Registry Service ("CDARS") and listing service balances. There were $244.1 million or 80.8% of total time deposits that mature within the next 18 months.
Other Borrowings
At September 30, 2023, the Company had no borrowings from the FHLB and FRB. There was $25.0 million of borrowings at 4.50% from the FRB and no borrowings from the FHLB at December 31, 2022.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the bank were to obtain would be secured by a blanket lien on $274.9 million of real estate-related loans as of September 30, 2023. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to $156.5 million from the FHLB at September 30, 2023.
In addition, the Bank has a line of credit with the Federal Reserve Bank of Atlanta which was secured by $59.6 million of commercial loans as of September 30, 2023. FRB short-term borrowings bear interest at variable rates based on the Federal Open Market Committee's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to $40.1 million from the FRB at September 30, 2023.
In June 2021, the Company issued $6.0 million of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5.9 million and $6.0 million at September 30, 2023 and December 31, 2022, respectively.
The Company has a term note with quarterly principal and interest payments with interest at Prime (8.50% at September 30, 2023). The note matures on March 10, 2029 and the balance of the note was $2.5 million and $2.8 million at September 30, 2023 and December 31, 2022, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. As of September 30, 2023, the Company was in compliance with all financial debt covenants.
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity increased $2.3 million to $94.2 million at September 30, 2023 as compared to $91.9 million at December 31, 2022. The increase was primarily due to net income of $4.0 million and the issuance of preferred stock of $1.8 million. This was partially offset by the implementation of the new credit loss accounting standard. As a result of the accounting change, equity was reduced by $2.5 million.
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
In 2020, the Federal banking regulatory agencies adopted a rule to simplify the methodology for measuring capital adequacy for smaller, uncomplicated banks. This CBLR is calculated as the ratio of tangible equity capital divided by average total consolidated assets. CBLR tangible equity is defined as total equity capital, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carryforwards, goodwill, and other intangible assets (other than mortgage servicing assets). Under the proposal, a qualifying organization may elect to use the CBLR framework if its CBLR is greater than 9%. The Bank elected not to use the CBLR framework.
At September 30, 2023 and December 31, 2022, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.

As of the dates indicated, the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of September 30, 2023
Total Capital (to risk-weighted assets)	$109,171	13.47%	$64,858	8.00%	$81,072	10.00%
Tier 1 Capital (to risk-weighted assets)	99,010	12.21	48,643	6.00	64,858	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	99,010	12.21	36,482	4.50	52,697	6.50
Tier 1 Capital (to total assets)	99,010	9.16	43,258	4.00	54,072	5.00
As of December 31, 2022
Total Capital (to risk-weighted assets)	108,307	15.00	57,767	8.00	72,209	10.00
Tier 1 Capital (to risk-weighted assets)	99,269	13.75	43,325	6.00	57,767	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	99,269	13.75	32,494	4.50	46,936	6.50
Tier 1 Capital (to total assets)	99,269	10.79	36,816	4.00	46,020	5.00
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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, is as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Unfunded loan commitments	$20,459	$23,512
Unused lines of credit	169,634	134,366
Standby letters of credit	61	244
Total	$190,154	$158,122
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the customer.
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
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At September 30, 2023 and December 31, 2022, ACL for off-balance sheet loan commitments totaled $844 thousand and $511 thousand, respectively.
Contractual Obligations
In the ordinary course of its operations, the Company enters into certain contractual obligations. Total contractual obligations at September 30, 2023 were $314.4 million, an increase of $139.5 million from $174.9 million at December 31, 2022. The increase was primarily due to an increase in time deposits of $166.1 million of which $4.3 million came from short-term CDARS brokered deposits.
The following tables present our contractual obligations as of September 30, 2023 and December 31, 2022.

	Contractual Obligations as of September 30, 2023
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,117	$1,951	$619	$—	$3,687
Short-term borrowings	—	—	—	—	—
Long-term borrowings	456	912	912	223	2,503
Subordinated notes	—	—	—	5,947	5,947
Time deposits	160,251	141,497	526	—	302,274
Total	$161,824	$144,360	$2,057	$6,170	$314,411

	Contractual Obligations as of December 31, 2022
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,450	$2,267	$1,245	$—	$4,962
Short-term borrowings	25,000	—	—	—	25,000
Long-term borrowings	456	912	912	564	2,844
Subordinated notes	50	—	—	5,942	5,992
Time deposits	120,240	15,587	299	—	136,126
Total	$146,740	$17,854	$1,544	$8,786	$174,924
Liquidity
Liquidity management is the process by which the Bank manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the operations, and capital expenditures. The Bank generally maintains a liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. The on-balance sheet liquidity ratio at September 30, 2023 was 13.99%, as compared to 12.58% at December 31, 2022.
During 2022, the Bank paid quarterly dividends totaling $1.75 million to BayFirst. During the first two quarters of 2023, the Bank paid quarterly dividends totaling $1.75 million to BayFirst. In the third quarter of 2023, BayFirst issued 1,835 shares of 11.0% Series C Cumulative Convertible Preferred Stock with gross proceeds of $1.8 million of which $1.3 million of the capital was injected to the Bank to support its growth and operations. Prior to 2021, the Bank retained its earnings to support its growth. BayFirst’s liquidity had historically been dependent solely on funds received from the issuance and sale of subordinated debt and preferred stock. BayFirst’s liquidity needs are to make interest payments on its debt obligations, dividends on shares of its Series A Preferred Stock, Series B Convertible Preferred Stock, Series C Cumulative Convertible Preferred Stock, and common stock, and payment of certain operating expenses. As of September 30, 2023, BayFirst Financial Corp. held $498 thousand in cash and cash equivalents.
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
To minimize the potential for adverse effects of changes in interest rates on the results of the operations, the Company monitors assets and liabilities to better match the maturities and repricing terms of the interest-earning assets and interest-bearing liabilities. To do this, the Company (i) emphasizes the origination of adjustable-rate and variable-rate loans to be held for investment; (ii) maintains a stable core deposit base; and (iii) maintains a significant portion of liquid assets (cash, interest-bearing deposits with other banks, and available for sale investment securities).
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
The estimated impact on the net interest income as of September 30, 2023 and December 31, 2022, assuming immediate parallel moves in interest rates, is presented in the table below.

	September 30, 2023		December 31, 2022
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	16.6%	15.0%	11.0%	11.9%
+300 basis points	13.8	13.6	9.4	10.5
+200 basis points	8.5	8.5	5.4	6.1
+100 basis points	3.2	3.4	1.3	1.8
-100 basis points	(4.8)	(4.8)	(3.8)	(4.4)
-200 basis points	(9.6)	(5.4)	(8.3)	(9.5)
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
The table below presents the change in the economic value of equity as of September 30, 2023 and December 31, 2022, assuming immediate parallel shifts in interest rates. Changes noted between the two periods reflect recent enhancements in the asset/liability modeling, including projected values for non-maturity deposits in changing interest rate environments.

Change in rates	September 30, 2023	December 31, 2022
+400 basis points	(3.2)%	(12.7)%
+300 basis points	(1.8)	(9.5)
+200 basis points	(1.8)	(7.0)
+100 basis points	(1.9)	(4.3)
-100 basis points	(0.3)	2.6
-200 basis points	(1.2)	5.0
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2023, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2023, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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
Part II
Item 1. Legal Proceedings
In the normal course of business, the Company is named or threatened to be named as a defendant in various lawsuits, none of which they expect to have a material effect on the Company. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to its business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security, anti-money laundering and anti-terrorism), the Company, like all banking organizations, is subject to heightened legal and regulatory compliance and litigation risk. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which its property is the subject.
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

The Inflation Reduction Act of 2022 created a new nondeductible 1% excise tax on repurchases of corporate stock by certain publicly traded corporations or their specified affiliates after December 31, 2022. The tax is imposed on the fair value of the stock of a covered corporation that is repurchased in a given year, less the fair market value of any stock issued in that year. A “covered corporation” is any domestic corporation whose stock is traded on an established securities market, such as Nasdaq. The excise tax applies to all of the stock of a covered corporation regardless of whether the corporation has profits or losses. The act contains several exceptions to the excise tax, including, but not limited to, any repurchase of stock: in which the total value of the repurchased stock in a given year does not exceed $1,000,000; that is contributed to an employer sponsored retirement plan or other similar stock compensation plan; that is taxed as a dividend. The impact of the Inflation Reduction Act of 2022 on our consolidated financial statements will be dependent on the extent of stock repurchases made in future periods.
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended September 30, 2023.

Period	Number of Shares	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1-31, 2023	—	$—	750	$989,203
August 1-31, 2023	150	13.50	900	$987,178
September 1-30, 2023	—	—	900	$987,178
Total	150	$13.50
Under applicable state law, Florida corporations are not permitted to retain treasury stock. As such, the price paid for the repurchased shares reduces the amount of common stock on the consolidated balance sheet. As of September 30, 2023, total shares repurchased for $12,822 had been redeemed since the Repurchase Program was implemented. The repurchased shares remain authorized, unissued shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

ITEM 6. EXHIBITS
(a)Exhibits.

Exhibit Number	Exhibit Name
3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws
3.3	Amendment to Bylaws, dated August 22, 2019
3.4	Amendment to Articles of Incorporation, dated September 7, 2023
4.1	Form of common stock certificate
4.2	Form of Series A Preferred Stock certificate
4.3	Form of Series B Convertible Preferred Stock certificate
4.4	Form of Series C Cumulative Convertible Preferred Stock certificate
31.1	Principal Executive Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
31.2	Principal Financial Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 2023, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYFIRST FINANCIAL CORP.

Date:	November 13, 2023

By:	/s/ Anthony N. Leo
Anthony N. Leo
Chief Executive Officer (principal executive officer)

Date:	November 13, 2023

By:	/s/ Scott J. McKim
Scott J. McKim
Chief Financial Officer (principal financial officer)