Form 10-K
period 2023-12-31
BayFirst Financial Corp.
filed 2024-03-28
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the $17.40 per share selling price of the common stock on June 30, 2022 was $57,243,887

The registrant had outstanding 4,134,964 shares of common stock as of March 18, 2024.

BayFirst Financial Corp.

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Annual Report on Form 10-K or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

ACL: Allowance for Credit Losses	FDIA: Federal Deposit Insurance Act
AFS: Available for Sale	FDIC: Federal Deposit Insurance Corporation
AIO: Architecture, Infrastructure, and Operations	FFIEC: Federal Financial Institutions Examination Council
ALCO: Asset-Liability Committee	FHLB: Federal Home Loan Bank
ALLL: Allowance for Loan Losses	FNBB: First National Bankers Bank
AOCI: Accumulated Other Comprehensive Income	FOMC: Federal Open Market Committee
ASC: FASB Accounting Standards Codification	FRB: Federal Reserve Bank
ASU: FASB Accounting Standards Update	FVO: Fair Value Option
BHCA: Bank Holding Company Act of 1956, as amended	GAAP: Generally Accepted Accounting Principles
BOLI: Bank Owned Life Insurance	HFI: Held for Investment
BSA: Bank Secrecy Act of 1970	HTM: Held to Maturity
CAA: Consolidated Appropriations Act	IRA: Individual Retirement Account
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	ISO: Information Security Officer
CBLR: Community Bank Leverage Ratio	IT: Information Technology
CDARS: Certificate of Deposit Account Registry Services	JOBS Act: Jumpstart Our Business Startups Act of 2012
CECL: Current Expected Credit Losses	LGD: Loss Given Default
CEO: Chief Executive Officer	LHFS: Loans Held for Sale
CET1: Common Equity Tier 1 Capital	MMDA: Money Market Deposit Account
CFPB: Consumer Financial Protection Bureau	NOW: Negotiable Order of Withdrawal
C&I: Commercial and Industrial	NSPP: Non-Qualified Stock Purchase Plan
CIK: Central Index Key	OCC: Office of the Comptroller of the Currency
COVID-19: Coronavirus Disease 2019	OLC: Officer Loan Committee
CRO: Chief Risk Officer	OREO: Other Real Estate Owned
CTO: Chief Technology Officer	OTTI: Other-Than-Temporary Impairment
DCLC: Directors’ Credit and Loan Committee	PCAOB: Public Company Accounting Oversight Board
DEI: Diversity, Equity, and Inclusion	PD: Probability of Default
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	PPP: Paycheck Protection Program
DRIP: Dividend Reinvestment Plan	PPPLF: Paycheck Protection Program Liquidity Facility
EGC: Emerging Growth Company	QIB: Qualified Institutional Buyer
EPS: Earnings per Share	ROU: Right of Use
Equity Plan: The Amended and Restated 2017 Equity Incentive Plan	SBA: Small Business Administration
ESG: Environmental, Social, and Governance	SEC: U.S. Securities and Exchange Commission
ESOP: Employee Stock Ownership Plan	SOFR: Secured Overnight Financing Rate
ESPP: Employee Stock Purchase Plan	U.S.: United States
Exchange Act: Securities Exchange Act of 1934	USDA: United States Department of Agriculture
FASB: Financial Accounting Standards Board	USDA B&I: United States Department of Agriculture Business and Industry
FBCA: Florida Business Corporation Act	WARM: Weighted Average Remaining Life

Part I
Item 1. Business
BayFirst Financial Corp.
BayFirst Financial Corp. is a bank holding company that operates through its wholly owned subsidiary, BayFirst National Bank (the “Bank”), together referred to as “the Company or “BayFirst”. BayFirst commenced its bank holding company operations on September 1, 2000, by acquiring all shares of the Bank. BayFirst’s primary source of income is from the Bank, which serves a broad spectrum of consumers and small businesses in the Tampa Bay region and is supported by a national government guaranteed lending business line. BayFirst utilizes this national business line to provide financial support for the delivery and expansion of traditional banking services, and to serve as a specialized lead product to introduce the Bank to new customers in the Tampa Bay region. BayFirst strives to be a progressive institution in its products and services, technology, design, and social responsibility. As of December 31, 2023, BayFirst had consolidated total assets of $1.12 billion, total loans held for investment of $915.7 million, total deposits of $985.1 million, and total shareholders’ equity of $100.7 million. BayFirst’s corporate office is located at the BayFirst Executive Center, 700 Central Avenue, St. Petersburg, Florida 33701.
BayFirst National Bank
The Bank commenced operations on February 12, 1999, as a Florida state-chartered commercial bank. In 2022, the Bank converted its charter to a national banking association. The Bank currently operates out of its main office and eleven additional banking centers located in the Tampa Bay/Sarasota area. The Bank’s main office is located at the BayFirst Executive Center. The Bank does not engage in any foreign business activities.
The Bank offers its products and services through its Community Banking Division and its separately branded loan origination platform, CreditBench. CreditBench is a government guaranteed lender with specific expertise in originating SBA 7(a) loans and USDA loans throughout the nation. During the second quarter of 2022, the Bank began the Bolt loan program, an SBA 7(a) loan product designed to expeditiously provide working capital loans of $150 thousand or less to businesses. The Bank has originated 3,408 Bolt loans totaling $441.8 million through December 31, 2023.
CreditBench also has an advanced technology platform for our SBA 7(a) Small Loan Program that enables the Bank to utilize and support technology-enabled banking products and services as well as various financial technology applications.
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
The Bank also offers customary community bank deposit products, including interest-bearing and noninterest-bearing checking accounts, MMDAs, savings accounts, certificates of deposit and IRAs. The consumer product offering also includes unique programs, including, among others: 1) the Essential checking that assists customers in rebuilding their access to the banking system, 2) the TrendSetters Club which offers special benefits for those customers age 50+ years, and 3) the Cash Kids’ Club savings account that offers those age 12 and under special rates while teaching children basic financial skills through interactive and mobile application tools. The Bank’s business deposit products and related services include free checking accounts, interest-bearing checking accounts, savings accounts, MMDA, and access to business mobile and online banking, treasury management, cash management, merchant processing services, remote deposit capture, and night depository.
A wide range of loans are also offered, including commercial, consumer, and real estate loans. The commercial lending efforts are directed principally toward businesses and professionals who otherwise do business with us, and include commercial real estate mortgages, construction and development loans, working capital loans, and business expansion loans. In addition, the Bank has a minority lending program for women or minority business owners looking to take their business to the next level. BayFirst focuses its government guaranteed and commercial lending divisions on providing the customer quick turnaround, competitive rates, and an easy application process. The Bank offers personal lines of credit, auto, boat, and recreational vehicle loans, residential mortgages, and home equity lines of credit. The Bank has been particularly successful in penetrating the small business community. The Bank participates in interbank credit arrangements to permit the Bank to take part in corporate or other business entity loans for amounts which are greater than its lending limits.
As of December 31, 2023, the Community Banking Division operated from eleven banking centers in the Tampa Bay area: five in Pinellas County, two in Hillsborough County, one in Manatee County, and three in Sarasota County. Additionally, in February 2024, the Bank opened the twelfth banking center which is located in Sarasota.
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
CreditBench originates loans through two distinct channels. One is its team of government guaranteed lenders, known as the Core Government Guaranteed Loan Team. The other is for smaller loans that are processed through financial technology platforms, collectively known and branded as FlashCap. CreditBench’s Core Government Guaranteed Loan Team makes government guaranteed loans throughout the U.S., with a particular emphasis on business acquisition financing. Currently, the Core Government Guaranteed Loan Team is concentrated in the Tampa Bay area with an expanding national sales team. FlashCap employs an internal sales team and uses referral partners and financial technology companies to originate government guaranteed loans nationwide. Underwriting, quality control, and technology are centralized and scalable for potential increases in loan volume. During the second quarter of 2022, the Company launched Bolt, an SBA 7(a) loan product designed to expeditiously provide working capital loans of $150 thousand or less to businesses throughout the country. CreditBench also originates USDA B&I loans for businesses located in qualifying areas.
The federal government guarantees 75% to 90% of SBA loan balances and up to 80% of USDA B&I loan balances as an incentive for financial institutions to make loans to small businesses. Eligible uses of SBA and USDA B&I loans are for working capital, equipment financing, debt refinancing, purchase of inventory, new construction, building acquisitions, business acquisitions, and startup expenses. The program maximum limit for SBA loans is $5.0 million, and the program maximum limit for USDA loans is $25.0 million. Both can be priced competitively relative to conventional financing.
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
Residential Mortgage Division
In the third quarter of 2022, management decided to discontinue its nationwide residential lending business. Prior to those decisions, the Residential Mortgage Division operated from the banking centers in the Tampa Bay area and loan production offices nationwide. As a result of the discontinuance, the nationwide residential line of business was reclassified as a discontinued operation and reported in the financial statements as such. The Bank continues to offer fixed and variable rate home mortgages for the purchase and refinance of residential properties through the community banking centers.
The Bank sells most of the residential mortgage loans which are originated into the secondary market through a broker arrangement. The Bank also originates loans to be held in its loan portfolio. The portfolio loans are generally high quality, adjustable rate, non-conforming mortgages located in the primary service area where there is a greater opportunity to cross-

sell other Bank products and services. The ability to fund such non-conforming loans provides the Bank a competitive advantage compared to non-bank mortgage lenders.
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
Competition
All phases of the Bank’s operations are highly competitive. Many commercial banks and other competitors have assets, capital, lending limits, and name recognition that are materially larger than the Bank’s. The Bank competes with other financial service providers for loans and deposits. These competitors include:
•national, super-regional, and regional financial institutions that have well-established branches and significant market share in the communities the Bank serves;
•non-bank government guaranteed lenders;
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
The loan policies generally include other underwriting guidelines for loans collateralized by real estate. These underwriting standards are designed to determine the maximum loan amount that a borrower has the capacity to repay based, in part, upon the borrower’s cash flow and income. The loan policies include maximum amortization schedules and loan terms for each category of loans. In addition, the loan policies provide guidelines for personal guarantees, appraisals and valuations, loan-to-value ratios, environmental review, loans to employees, executive officers and directors, problem loan identification, maintenance of an adequate credit loss reserve, and other matters relating to lending practices.
The community banking centers originate residential mortgage, consumer and commercial loans. The Bank utilizes a broker arrangement to originate residential mortgage loans to be sold in the secondary market. These residential mortgage loans are underwritten to meet secondary market standards so that loans can be sold into the secondary market. Some residential mortgage loans are held for the Bank’s portfolio. Portfolio loans are primarily underwritten by the Bank on the borrowers’ financial strength and cash flow, with conservative loan-to-value requirements. Consumer loans include loans to individuals for automobiles, boats, and other major personal, family, or household purposes. They are underwritten on the credit quality of the individual borrower and may be secured or unsecured. Commercial lending products include a wide variety of credit facilities, such as owner occupied and non-owner occupied commercial real estate, multifamily real estate, construction, land acquisition, and commercial and industrial loans. In general, the Bank’s commercial lending strategy focuses on the financial strength and successful track record of commercial loan applicants more than the project or type of property that would serve as collateral for a loan. These loans are underwritten by an independent in-house Credit Underwriting Department in accordance with its credit policy.
CreditBench primarily originates loans through the SBA 7(a) program, and, to a lesser extent, through the USDA’s B&I program. Occasionally, CreditBench originates loans through the SBA’s 504 loan program, the International Trade Loan program, and the SBA Express Loan program. CreditBench originates two distinct types of loans: complex loans and non-complex loans. The non-complex loans are originated pursuant to the SBA 7(a) Small Loan Program up to $350,000 and are underwritten through a streamlined underwriting and packaging process. Although the SBA 7(a) Small Loan Program permits broader underwriting and loan purpose parameters, non-complex CreditBench loans are limited to those underwritten via historical cash flow and exclude start-up and business acquisition financing. Within the FlashCap program, we offer Bolt loans up to $150,000 for working capital purposes. Bolt loans are guaranteed up to 85% by the SBA and are primarily underwritten based upon predictive scores and character analysis of the business and its principals.

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
The senior management team is responsible for implementing the risk management processes by assessing and managing the risks we face, including strategic, operational, regulatory, investment, and execution risks, on a day-to-day basis, and reporting to the Board of Directors regarding the risk management processes. The senior management team is also responsible for creating and recommending to the Board of Directors for approval of appropriate risk appetite metrics reflecting the aggregate levels and types of risk they are willing to accept in connection with the operation of the business and pursuit of the business objectives.
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
Federal banking agencies pay close attention to the cybersecurity practices of banks. Such agencies review an institution’s information technology program and its ability to prevent cyberattacks. The FFIEC released its Architecture, Infrastructure, and Operations (AIO) Booklet in June 2021. The AIO Booklet calls for a layered security approach that incorporates administrative, procedural, and physical controls to include employee, vendor, and client awareness training. The Bank’s cybersecurity and information security practices incorporate preventative, detective, corrective, compensatory, and deterrent controls. Failing to have adequate cybersecurity safeguards in place, in accordance with AIO and other applicable regulations and laws, can result in supervisory criticism, monetary penalties and reputational harm.
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
Human Capital
Since opening in 1999, BayFirst has grown significantly without losing sight of its commitment to making an impact in the communities served and being Here for What’s Next® in the lives of the Company’s customers, communities, employees, and investors. As of December 31, 2023, BayFirst had 306 employees (304 full-time and 2 part-time) and recognizes that they are its greatest asset. Providing a work environment that is inclusive, transparent, and comfortable for all is foundational to the Bank’s core beliefs. The Company is an organization that values open communication and collaboration in a professional and challenging, yet informal atmosphere.
Total Rewards
The Bank’s competitive compensation and benefits package helps attract and retain top talent throughout the U.S. and demonstrates its belief that engaged and satisfied employees directly correlate to engaged and satisfied customers, generating long-term value for the Company’s stakeholders.
The Bank’s goal is to provide the most competitive compensation and benefit plans possible. In 2023, BayFirst established a living minimum wage of $20 per hour. The Bank has a generous 401(k) plan, plus a discretionary profit-sharing contributions to its Employee Stock Ownership Plan. Most employees are shareholders through their participation in the ESOP. Additionally, employees have the opportunity to grow their ownership through a discounted non-qualified Employee Stock Purchase Plan.
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
As of December 31, 2023, the Bank’s employee base was comprised of individuals from all walks of life, genders, ethnicities, races, ages and differing economic and social backgrounds. Females represented 59% of the Company’s employee base while minorities represented 32% of its population. The officer base was 50% female and 19% minority.
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
BayFirst understands that harnessing this level of engagement is critical to its success and has developed several channels to do so. The Bank’s Bright Ideas Submission Portal allows any employee to submit their ideas for improvement or change of policies, procedures, benefits or any other item they believe will improve the organization. To ensure employees understand the commitment of listening to feedback, each Bright Idea submission is reviewed by the CEO and executive team.
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
Corporate Social Responsibility Policy
In 2021, BayFirst advanced its Corporate Social Responsibility initiatives by forming a Board of Directors’ level committee and developing a policy and policy statement. As a progressive institution, BayFirst is committed to the highest standards in all aspects of its operations. As both a Tampa Bay community bank and a nationwide lender, the Company believes it is their responsibility to take an important role in advancing the values they hold, including being an exemplary corporate citizen, providing fair and equitable access to the banking system, engaging with the communities, addressing climate change, providing full disclosure and transparency, providing a safe and secure banking experience, and offering the team the best possible workplace and opportunity for advancement. The main pillars of BayFirst’s Corporate Social Responsibility policy include 1) Fair and Equitable Access to Banking Services, 2) Environmental Sustainability, 3) Community Engagement, 4) Employee/Workforce Management and Well Being, and 5) Governance, Data Security, and Business Ethics.
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
Capital is then classified into three categories, Common Equity Tier 1, Additional Tier 1, and Tier 2. CET1 Capital is the sum of common stock instruments and related surplus net of treasury stock, retained earnings, AOCI and qualifying minority interests, less applicable regulatory adjustments and deductions that include AOCI (if an irrevocable option to neutralize AOCI is exercised). Mortgage-servicing assets, deferred tax assets, and investments in financial institutions are limited to an aggregate of 15% of CET1 and 10% of CET1 individually. Additional Tier 1 Capital includes noncumulative perpetual preferred stock, Tier 1 minority interests, grandfathered trust preferred securities, and Troubled Asset Relief Program instruments, less applicable regulatory adjustments and deductions. Tier 2 Capital includes subordinated debt and preferred stock not included in Additional Tier 1 Capital, total capital minority interests not included in Tier 1, and ACL not exceeding 1.25% percent of risk-weighted assets, less applicable regulatory adjustments and deductions.

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
•Rapidly developing technology;
•Estimates used in certain valuations, including our allowance for credit losses; and
•Features of our stock, such as liquidity, dilution, the lack of preemptive rights, our SEC reporting status, and the concentration of ownership among our insiders.
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
At December 31, 2023, our one-year interest rate sensitivity position was asset sensitive, such that a gradual increase in interest rates during the next twelve months would have a positive impact on our net interest income. Our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and changes in the relationships between long-term and short-term market interest rates. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining; or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising. In addition, the mix of assets and liabilities could change as varying levels of market interest rates might present our customer base with more attractive options.
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
Our strategy historically has been, and may continue to be, to sell both the guaranteed balances of SBA and other government guaranteed loans, as well as a percentage of the unguaranteed portions of such loans, within legally allowable limits. A material portion of our net income and profitability depended, and may continue to depend, on gains on sales of the guaranteed portions of the government guaranteed loans that we originate. We also from time to time pursue the sales of unguaranteed portions of such loans, which provide us with additional liquidity and capital capacity to permit us to make additional loans when needed. Our ability to sell both the guaranteed and unguaranteed portions of these loans is dependent upon our ability to identify purchasers with the demand and capacity to buy them, the attractiveness of the loans, our underwriting quality, and other factors. Our ability to continue to make new loans and hold them in our loan portfolio will be limited by our current capital and liquidity positions. To the extent we retain the unguaranteed portion of these loans in our portfolio, we may be required to make significant provisions to our ACL. The Bank adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments effective January 1, 2023. This standard required financial institutions to determine periodic estimates of lifetime expected credit losses on financial instruments and other commitments to extend credit. This changed the current method of providing allowances for credit losses that are probable.
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
We rely heavily on technology partners and other referral sources in our government guaranteed loan origination process.
As part of our government guaranteed lending strategy, we use the services of technology partners and other referral sources. These arrangements allow us to originate loans throughout the U.S. via the internet. We do not have an exclusivity arrangement with any referral source. Therefore, we cannot be assured that we will be able to originate and close or maintain any specific level of government guaranteed loans through such sources in the future. In addition, our technology partners are subject to online commerce risks generally, including hacking and use of the site by persons using fraudulent credentials. Should we not continue to generate a substantial volume of loan business through our use of referral sources, or if they experience operational interruptions, or direct loans to other lenders, our government guaranteed lending may be materially reduced, which could reduce our net income and our asset growth.
Our operations are growing at a rapid pace and our training programs and operational protocols may lag behind our growth.
Our branch network and government guaranteed lending operations are expanding at a rapid pace. As a result, we may not be able to provide comprehensive or timely training to staff.
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
Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans. Recent political developments in Russia, Ukraine, the Middle East, and South America may result in substantial changes in economic and political conditions for the U.S. and the remainder of the world. Disruptions in U.S. and global financial markets, and changes in oil production and supply in those and other areas, also affect the economy and stock prices in the U.S., which can affect our earnings, capital, as well as the ability of our customers to repay loans.
A shutdown of the Federal government would likely result in us being temporarily unable to make SBA and other government guaranteed loans.
If the Federal government experiences a shutdown, it is likely that the SBA, and other agencies which guaranty some of the loans we make, will be unable to process those loans and sell those loans. As a result, our ability to make those loans would be delayed. During such a delay, it is possible that prospective borrowers could obtain financing from other sources or elect not to borrow. Any delay in closing these types of loans, or losing the opportunity to originate or sell them, could result in decreased fee and interest income, which would adversely affect our financial performance.
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
As market interest rates increase, the unrealized losses on the Bank’s investment portfolio also increase. As market interest rates decrease, the unrealized losses on the Bank’s investment portfolio also decrease. The increase or decrease in unrealized losses is reflected in Accumulated Other Comprehensive Income (“AOCI”) on the balance sheet and increases or reduces book capital, and therefore, the tangible common equity ratio. Unrealized losses do not affect regulatory capital ratios.
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
We intend to continue to expand the location and number of our Florida banking centers and the national scope of our SBA and USDA loan origination efforts when we identify attractive opportunities. Our senior management and Board of Directors have less familiarity with out of state markets and may not fully understand the nuances of our new Florida markets. We are dependent on the expertise and actions of the bankers we have hired to be successful in these markets.
We are dependent on our management team and any of their departure, or subsequent employment with a competitor could adversely affect our operations.
Our growth and development are particularly dependent upon the personal efforts and abilities of our executive officers and other qualified personnel. The loss or unavailability of such officers or employees could have a material adverse effect on our operations and prospects. Such adverse effect may be magnified if any such officer or employee were to become employed with a competitor of ours. On December 31,2023, our Chief Executive Officer Anthony Leo retired. Our Boards selected the current Bank President Thomas Zernick to become Chief Executive Officer of the Company and Robin Oliver to become President and COO of the Company. If this transition is not effective or if we encounter problems in implementing it, our performance may suffer.
We have pledged the outstanding shares of the Bank to secure a loan, and if we cannot repay the loan when due, the lender may foreclose on the loan and take ownership of the Bank.
We have pledged 100% of the outstanding shares of the Bank’s capital stock to secure a term loan with another financial institution with a balance of $2.4 million as of December 31, 2023. If we do not have cash available at BayFirst or we are unable to fund dividends from the Bank to BayFirst, we may not be able to make principal or interest payments due on the loan. If we cannot repay or refinance the loan on or prior to maturity, the lender may foreclose on the pledged stock and take ownership of the Bank. In which case, we may not have any source of revenue and it would be unlikely that we would continue to operate. The loan currently matures on March 10, 2029.
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

We may be required to make increases in our credit loss reserve and to charge off loans in the future, which could adversely affect our results of operations.
The determination of the appropriate level of the credit loss reserve involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks, which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors within and outside of our control, may require an increase in the credit loss reserve. In addition, our regulators periodically review our credit loss reserve and may request an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments different than those of management. Furthermore, the Financial Accounting Standards Board has issued a current expected credit loss rule, which will change our accounting for losses by requiring us to record, at the time of origination, credit losses expected throughout the life of loans, held-to-maturity investment securities, and certain other assets and off-balance sheet credit exposures as opposed to the current practice of recording losses when it is probable that a loss event has occurred. We implemented this new standard on January 1, 2023 and we will recognize a one-time adjustment to the allowance of $3.1 million. Also, if charge-offs in future periods exceed the allowance, we will need additional provisions to increase the allowance, which would result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.
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
Our market areas in Florida are susceptible to hurricanes, tropical storms, and related flooding and wind damage. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where we operate. Such weather events could result in a decline in loan originations, a decline in the value, or destruction of properties securing our loans and an increase in delinquencies, foreclosures, or credit losses. Our business and results of operations may be adversely affected by these and other negative effects of future hurricanes, tropical storms, related flooding and wind damage and other similar weather events. Climate change may be increasing the severity and frequency of adverse weather conditions, making the impact from these types of natural disasters on us or customers worse.
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

Public health emergencies could hurt our business.
The COVID pandemic and the governmental and public response disrupted day-to-day life and the normal functioning of the domestic and global economy. Future developments or new emergencies will be highly uncertain and cannot be predicted, including the effectiveness of remote working arrangements, third party providers’ abilities to continue to support our and our customer’s operations, and any further actions taken by governmental authorities and other third parties. Accordingly, public health crises could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels. Further, it is impossible to effectively predict future events relative to the nature, duration, or severity of recent events. Therefore, we cannot provide guidance as to the effect a global pandemic or other health crisis may have on us, Florida, the remainder of the U.S., or the global economy.
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
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may fluctuate over relatively short periods of time, especially in times of heightened economic uncertainty, this estimate might not accurately describe the net value of the collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, we rely on appraisals and other valuations to establish the value of foreclosed real estate and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our foreclosed upon real estate, and our credit loss reserve may not accurately reflect loan impairments. Inaccurate valuations of properties could materially adversely affect our business, results of operations and financial condition.
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
As of December 31, 2023, BayFirst’s directors and named executive officers as a group owned approximately 14.42% of our outstanding common stock. In addition, the directors and named executive officers have stock options to acquire shares of common stock, which, if fully exercised within sixty days of December 31, 2023, would have resulted in them owning approximately 18.83% of our outstanding common stock. Our directors and executive officers are expected to exert a significant influence on the election of Board members and on the direction of the Company. This influence could negatively affect the price of our shares or be inconsistent with other shareholders’ desires.
We have outstanding preferred stock and our Board may authorize the issuance of additional series of preferred stock.
We have 1,000,000 shares of authorized preferred stock, no par value. Of those, shares in three classes are issued and outstanding. The terms of those shares currently require us to pay quarterly dividends of $385 thousand (subject to increase if we do not timely redeem them) and prohibit us from paying common stock dividends if we are delinquent in payment of preferred stock dividends. Additionally, our Articles of Incorporation provide that our Board of Directors may authorize additional series of preferred stock without shareholder approval. Accordingly, the issuance of new shares of preferred stock may adversely affect the rights of the holders of shares of our common stock.
BayFirst has outstanding debt and either BayFirst or the Bank may incur additional debt.
BayFirst has outstanding debt and either BayFirst or the Bank may incur additional debt. At December 31, 2023, BayFirst had a $2.39 million term loan and $5.95 million in subordinated debt. BayFirst’s obligation to make payments on its debt will reduce the amount of cash available to BayFirst to pay dividends on its common stock. Either or both of BayFirst or the Bank may issue additional debt. Payments due on such debt will further reduce the amount of money available to BayFirst to pay dividends on its common stock.
We are restricted by law and government policy in our ability to pay dividends to our shareholders.
Holders of shares of our capital stock are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have recently declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Furthermore, the terms of our subordinated debt and the preferred stock will prohibit us from declaring or paying any dividends on any junior series of our capital stock, including our common stock, or from repurchasing, redeeming or acquiring such junior stock, unless we have declared and paid full dividends on our outstanding preferred stock for the most recently completed dividend period. The holders of our outstanding Series A Preferred Stock are entitled to receive quarterly cash dividends at 9% per annum (subject to increase to 11% if we have not redeemed the shares by the tenth anniversary of their issuance in 2019), the holders of our Series B Convertible Preferred Stock are entitled to receive quarterly cash dividends at 8% per annum (subject to increase to 9% if we have not redeemed the shares by the tenth anniversary of their issuance in 2020 and 2021), and the holders of our Series C Cumulative Convertible Preferred Stock are entitled to receive quarterly cash dividends at 11% per annum (subject to increase to 12% if we have not redeemed the shares by the tenth anniversary of their issuance in 2023). Additionally, our Articles of Incorporation provide that our Board of Directors may authorize and issue additional series of preferred stock without shareholder approval. Any preferred shares issued in the future may further restrict our ability to declare or pay dividends on any junior stock, including the common stock.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy
Cybersecurity risks are constantly evolving and becoming increasingly pervasive across all industries. We use people, process, and technology controls to manage and mitigate cybersecurity risk. The Company’s Board of Directors delegates oversight of the Bank's processes for identifying, assessing, and mitigating material risks, including cybersecurity risks, to the Board Audit and Risk Management Committee. Senior Leadership, including the CTO and CRO, managed third-party service providers and advisors to maintain and continuously enhance the Bank's Information Security Program. The CTO, CRO, and the Bank's third-party virtual ISO regularly present to the Board Audit and Risk Management Committee on the state of cybersecurity at the Bank, including any business-impacting incidents and emerging industry risks. The virtual ISO has over 30 years of experience in IT, Information Security, Business Continuity, and Technology Risk in the Financial Services sector and maintains several industry-recognized security, audit, privacy and governance certifications.
Key elements of the comprehensive Information Security Program include:
•A mix of administrative and technical tools and controls appropriate to the size and complexity of the Bank to protect the confidentiality, integrity, and availability of critical systems and data, including the privacy of customer data, in compliance with applicable laws and regulations.
•Risk assessments are conducted to: (a) identify reasonably foreseeable internal and external threats that could result in unauthorized disclosure, misuse, alteration, or destruction of critical Bank systems and data, (b) determine the likelihood and potential impact of the threats, and (c) determine the sufficiency of controls and mitigating factors to reduce the risks identified.
•A detailed Cyber Incident Response Plan which includes engagement of a third-party that specializes in cybersecurity for financial institutions to assist in incident response and recovery and communications with the Board, regulators, law enforcement and Federal and State Government offices, as required. While the Bank has not experienced a business-impacting cyber incident to date, the Cyber Incident Response Plan is tested at least annually and updated as required so that personnel are prepared for an actual incident.
•Security Awareness training to help employees understand their information protection and cybersecurity responsibilities, including targeted campaigns on common social engineering techniques utilized by threat actors.
•A third-party risk management program to classify suppliers according to risk and identify those that require enhanced cyber due diligence.
•Annual independent third-party penetration tests, vulnerability scans, assessments and audits of the Bank's Information Security Program elements.
While cybersecurity risks have the potential to materially affect the Company's business, financial condition, and results of operations, the Company does not believe that risks from cybersecurity threats or attacks have materially affected the Company, including its business strategy, results of operations or financial condition. As of the date of this Form 10-K, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition that are required to be reported in this Form 10-K. For further discussion, please see Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Item 2. Properties
The following table contains information concerning the current locations of the Bank’s full-service banking centers.

Location	Use	Own or Lease	Year First Operated
700 Central Avenue St. Petersburg, FL 33701	Corporate and Bank Headquarters	Lease	2017
9190 Seminole Boulevard Seminole, FL 33772	Banking Center	Own	1999
5250 Park Boulevard Pinellas Park, FL 33781	Banking Center	Own	2006
2520 Countryside Boulevard Clearwater, FL 33763	Banking Center	Own	2018
2033 Main Street, Suite 101 Sarasota, FL 34237	Banking Center	Lease	2018
3015 West Columbus Drive Tampa, FL 33607	Banking Center	Own	2020
401 N. Indian Rocks Road Belleair Bluffs, FL 33770	Banking Center	Own	2021
2102 59th Street West Bradenton, FL 34209	Banking Center	Own	2022
16002 N. Dale Mabry Highway Tampa, FL 33618	Banking Center	Own	2023
5600 Bee Ridge Road Sarasota, FL 34233	Banking Center	Own	2023
1782 Dr. Martin Luther King Way Sarasota, FL 34240	Banking Center	Own	2023
2075 S. Tamiami Trail Sarasota, FL 34239	Banking Center	Own	2024
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
Issuer Purchases of Equity Securities
Share Buyback Program. On February 28, 2023, the Board of Directors approved the Company’s 2023 Stock Repurchase Program (“Repurchase Program”). The Repurchase Program permits the Company to repurchase up to $1,000,000 of the Company’s issued and outstanding common stock. The Repurchase Program ended as of December 31, 2023.
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
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended December 31, 2023.

Period	Number of Shares	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1-31, 2023	—	$—	900	$987,178
November 1-30, 2023	—	—	900	$987,178
December 1-31, 2023	—	—	900	$987,178
Total	—	$—
Under applicable state law, Florida corporations are not permitted to retain treasury stock. As such, the price paid for the repurchased shares reduces the amount of common stock on the consolidated balance sheet. As of December 31, 2023, total shares repurchased for $12,822 had been redeemed since the Repurchase Program was implemented. The repurchased shares remain authorized, unissued shares.
Item 6. {Reserved}
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is an analysis of the results of operations for the fiscal years ended December 31, 2023 and December 31, 2022 and financial condition as of December 31, 2023 and December 31, 2022. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.
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

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Selected Financial Data - Unaudited

	As of and for the Three Months Ended			As of and for the Year Ended
(Dollars in thousands, except for share data)	12/31/2023	9/30/2023	12/31/2022	12/31/2023	12/31/2022
Income Statement Data:
Net interest income	$8,877	$8,393	$8,574	$36,431	$30,000
Provision for credit losses(1)	2,737	3,001	700	10,445	(700)
Noninterest income	14,691	14,679	8,404	49,755	31,550
Noninterest expense	18,466	17,427	13,493	67,707	55,212
Income tax expense	704	674	672	2,119	1,560
Net income from continuing operations	1,661	1,970	2,113	5,915	5,478
Net loss from discontinued operations	(6)	(47)	(791)	(213)	(5,827)
Net income (loss)	1,655	1,923	1,322	5,702	(349)
Preferred stock dividends	341	208	208	965	832
Net income available to (loss attributable to) common shareholders	$1,314	$1,715	$1,114	$4,737	$(1,181)
Balance Sheet Data:
Average loans HFI, excluding PPP loans	$900,289	$841,920	$703,193	$829,012	$608,563
Average loans HFI at amortized cost, excluding PPP loans	812,446	773,749	677,172	754,612	580,308
Average total assets	1,108,550	1,088,517	925,194	1,058,124	904,546
Average common shareholders’ equity	82,574	81,067	80,158	80,718	82,589
Total loans HFI	915,726	878,447	728,652	915,726	728,652
Total loans HFI, excluding PPP loans	912,524	863,203	709,479	912,524	709,479
Total loans HFI, excluding government guaranteed loan balances	698,106	687,141	569,892	698,106	569,892
Allowance for credit losses(1)	13,497	13,365	9,046	13,497	9,046
Total assets	1,117,766	1,133,979	938,895	1,117,766	938,895
Common shareholders’ equity	84,656	82,725	82,279	84,656	82,279
Per Share Data:
Basic earnings (loss) per common share	$0.32	$0.42	$0.28	$1.16	$(0.29)
Diluted earnings (loss) per common share	$0.32	$0.41	$0.28	$1.12	$(0.22)
Dividends per common share	$0.08	$0.08	$0.08	$0.32	$0.32
Book value per common share	$20.60	$20.12	$20.35	$20.60	$20.35
Tangible book value per common share(2)	$20.60	$20.12	$20.35	$20.60	$20.35
Performance Ratios:
Return on average assets(3)	0.60%	0.71%	0.57%	0.54%	(0.04)%
Return on average common equity(3)	6.37%	8.46%	5.56%	5.87%	(1.43)%
Net interest margin(3)	3.48%	3.36%	4.19%	3.78%	3.97%
Dividend payout ratio	25.03%	19.15%	28.99%	27.70%	(108.95)%
Asset Quality Data:
Net charge-offs	$2,612	$2,234	$1,393	$8,987	$3,706
Net charge-offs/average loans HFI at amortized cost, excluding PPP(3)	1.29%	1.15%	0.82%	1.19%	0.64%
Nonperforming loans(4)	$9,688	$9,518	$10,468	$9,688	$10,468
Nonperforming loans (excluding government guaranteed balance)(4)	$8,264	$7,997	$3,671	$8,264	$3,671
Nonperforming loans/total loans HFI(4)	1.18%	1.20%	1.49%	1.18%	1.49%

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	As of and for the Three Months Ended			As of and for the Year Ended
(Dollars in thousands, except for share data)	12/31/2023	9/30/2023	12/31/2022	12/31/2023	12/31/2022
Nonperforming loans (excluding gov’t guaranteed balance)/total loans HFI(4)	1.00%	1.01%	0.52%	1.00%	0.52%
ACL/Total loans HFI at amortized cost(1)	1.64%	1.68%	1.29%	1.64%	1.29%
ACL/Total loans HFI at amortized cost, excluding PPP loans(1)	1.64%	1.72%	1.33%	1.64%	1.33%
Other Data:
Full-time equivalent employees	305	307	291	305	291
Banking centers	11	10	8	11	8
(1) Prior to January 1, 2023, the incurred loss methodology was used to estimate credit losses. Beginning with that date, credit losses are estimated using the CECL methodology.
(2) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below for a reconciliation to most comparable GAAP equivalent.
(3) Annualized
(4) Excludes loans accounted for at fair value
.
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
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share (Unaudited)
	As of
(Dollars in thousands, except for share data)	December 31, 2023	September 30, 2023	December 31, 2022
Total shareholders’ equity	$100,707	$94,165	$91,884
Less: Preferred stock liquidation preference	(16,051)	(11,440)	(9,605)
Total equity available to common shareholders	84,656	82,725	82,279
Less: Goodwill	—	—	—
Tangible common shareholders' equity	$84,656	$82,725	$82,279

Common shares outstanding	4,110,470	4,110,650	4,042,474
Tangible book value per common share	$20.60	$20.12	$20.35
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
Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At December 31, 2023, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing the consolidated financial statements were the policies related to the ACL, fair value measurement of government guaranteed loan servicing rights and government guaranteed loans HFI at fair value, which are discussed more fully below.
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
Fair Value Measurements - Government Guaranteed Loan Servicing Rights
The fair value of servicing assets is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as adequate compensation for servicing, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed and discount rate assumptions typically have the most significant impacts on the fair value of servicing rights. Generally, as interest rates decrease on variable rate loans, loan prepayments increase due to an increase in refinance activity, which results in a decrease in the fair value of servicing assets. The discount rate used in the estimation process is tied to a benchmark risk-free rate with a risk premium added using a build-up method. Measurement of fair value is limited to the conditions existing and the assumptions used as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time.
Fair Value Measurements - Government Guaranteed Loans HFI
Certain government guaranteed loans HFI are recorded at fair value on a recurring basis. Fair value is an estimate of the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date and is based on the assumptions market participants would use when pricing an asset or liability. The fair value for government guaranteed loans HFI is calculated based on the present value of estimated future payments. The valuation model uses interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future payments. Whenever available, the present value is validated against available market data. Fair value measurement and disclosure guidance establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3 and reflect estimates of assumptions market participants would use in pricing the asset or liability.
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
Recent Developments
Preferred Stock Offering. On September 30, 2023, the Company issued 1,835 shares of 11.0% Series C Cumulative Convertible Preferred Stock. These shares have no par value and a liquidation preference of $1,000 per share plus an amount equal to all accumulated dividends thereon (whether or not earned or declared but without interest) to the date payment of such distribution is made in full. An additional 4,611 shares were issued during the fourth quarter of 2023. Total gross proceeds from the preferred stock offering currently totals $6.45 million, which will be used for operating expenses or to contribute capital to BayFirst National Bank to support its growth and operations.
First Quarter Common Stock Dividend. On January 23, 2024, BayFirst’s Board of Directors declared a first quarter 2024 cash dividend of $0.08 per common share, payable March 15, 2024 to common shareholders of record as of March 1, 2024. This dividend marks the 31st consecutive quarterly cash dividend paid since BayFirst initiated cash dividends in 2016.
First Quarter Preferred Series A Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $22.50 on the Series A Preferred Stock. The dividend was payable March 1, 2024 to shareholders of record as of January 15, 2024. The amount and timing of the dividend is in accordance with the terms of the Series A Preferred Stock.
First Quarter Preferred Series B Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $20.00 on the Series B Convertible Preferred Stock. The dividend was payable March 1, 2024 to shareholders of record as of January 15, 2024. The amount and timing of the dividend is in accordance with the terms of the Series B Convertible Preferred Stock.
First Quarter Preferred Series C Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $27.50 on the Series C Cumulative Convertible Preferred Stock. The dividend was payable March 1, 2024 to shareholders of record as of January 15, 2024. The amount and timing of the dividend is in accordance with the terms of the Series C Cumulative Convertible Preferred Stock.
Results of Operations
BayFirst’s operating results depend on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. The interest rate spread is affected by regulatory, economic, and competitive factors which influence interest rates, loan demand, and deposit flows. In addition, the Company’s operating results can be affected by the level of nonperforming assets, as well as the level of the noninterest income and the noninterest expenses, such as salaries and employee benefits, and occupancy and equipment costs, as well as income taxes.
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
Net Income
For the year ended 2023, net income was $5.7 million, or $1.12 per diluted common share, an increase of $6.0 million from the net loss of $0.3 million, or $0.22 per diluted common share, for the year ended 2022. The increase was primarily the result of a $5.8 million net loss from discontinued operations in 2022, as well as an increase in net income from continuing operations of $0.4 million primarily as a result of increased loan origination volume.

Net Interest Income
Net interest income from continuing operations was $36.4 million for the year ended December 31, 2023, an increase of $6.4 million or 21.4% from $30.0 million for the year ended December 31, 2022. The increase was mainly due to an increase in loan interest income, including fees, of $26.7 million, partially offset by an increase in deposit interest expense of $23.0 million.
Net interest margin including discontinued operations decreased to 3.78% for the year ended December 31, 2023, compared to 3.97% for the year ended December 31, 2022.

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

	For the Year Ended December 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$44,108	$1,847	4.19%	$43,768	$1,065	2.43%
Loans, excluding PPP (1) (2)	829,054	62,924	7.59	667,088	38,280	5.74
PPP loans	16,181	266	1.64	39,959	959	2.40
Other	74,905	3,481	4.65	73,867	1,009	1.37
Total interest-earning assets	964,248	68,518	7.11	824,682	41,313	5.01
Noninterest-earning assets	93,876			79,864
Total assets	$1,058,124			$904,546
Interest-bearing liabilities:
NOW, MMDA and savings	$617,467	$21,817	3.53	$602,491	$6,175	1.02
Time deposits	206,978	8,978	4.34	72,603	1,669	2.30
PPPLF advances	—	—	—	5,667	20	0.35
Other borrowings	28,130	1,291	4.59	22,708	702	3.09
Total interest-bearing liabilities	852,575	32,086	3.76	703,469	8,566	1.22
Demand deposits	101,740			101,193
Noninterest-bearing liabilities	12,262			7,690
Shareholders’ equity	91,547			92,194
Total liabilities and shareholders’ equity	$1,058,124			$904,546
Net interest income		$36,432			$32,747
Interest rate spread			3.35			3.79
Net interest margin (3)			3.78			3.97
Ratio of average interest-earning assets to average interest-bearing liabilities	113.10%			117.23%

(1) Includes nonaccrual loans.
(2) Includes $42 at an average yield of 2.02% and $58,525 at an average yield of 4.69% of residential loans held for sale from discontinued operations as of December 31, 2023 and December 31, 2022, respectively.

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

(Dollars in thousands)	Rate	Volume	Total
Year Ended December 31, 2023 vs. December 31, 2022:
Interest-earning assets:
Investment securities	$774	$8	$782
Loans, excluding PPP(1)	14,062	10,582	24,644
PPP loans	(240)	(453)	(693)
Other interest-earning assets	2,458	14	2,472
Total interest-earning assets	17,054	10,151	27,205
Interest-bearing liabilities:
NOW, MMDA, and savings	15,485	157	15,642
Time deposits	2,368	4,941	7,309
PPPLF advances	—	(20)	(20)
Other borrowings	395	194	589
Total interest-bearing liabilities	18,248	5,272	23,520
Net change in net interest income	$(1,194)	$4,879	$3,685
(1) Includes $1 and $2,747 of interest income on residential loans held for sale from discontinued operations as of December 31, 2023 and December 31, 2022, respectively.
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
The Company recorded a provision for credit losses for the year ended December 31, 2023 of $10.4 million compared to a $0.7 million negative provision under the incurred loss methodology for the year ended December 31, 2022. The increase of $11.1 million in the provision for credit losses expense was primarily due to loan growth, higher charge-offs, and the Company having reduced its ALLL under the incurred loss methodology in 2022 from the historic high levels reached in 2020 at the onset of the COVID-19 pandemic. During the year ended December 31, 2023, net loan charge offs totaled $9.0 million compared to $3.7 million during the year ended December 31, 2022. Net charge-offs for the year ended December 31, 2023 were elevated by $2.8 million due to the performance from a purchased portfolio of unsecured consumer loans. As of December 31, 2023, this portfolio had $1.0 million of loans 30-89 days past due and $0.3 million of loans 90+ days past due. The Company stopped purchasing these loans at the end of 2022 and the portfolio balances decreased from $30.9 million to $17.0 million during 2023.
The ACL was $13.5 million at December 31, 2023 and $9.0 million using the incurred losses methodology at December 31, 2022.

Noninterest Income
The following table presents noninterest income from continuing operations for the year ended December 31, 2023 and December 31, 2022.

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022
Noninterest income:
Loan servicing income, net	$2,826	$2,040
Gain on sale of government guaranteed loans, net	24,553	21,720
Service charges and fees	1,721	1,306
Government guaranteed loan fair value gain	15,718	4,756
Government guaranteed loan packaging fees	3,664	774
Other noninterest income	1,273	954
Total noninterest income	$49,755	$31,550
Noninterest income from continuing operations was $49.8 million for the year ended December 31, 2023, an increase of $18.2 million or 57.7% from $31.6 million for the year ended December 31, 2022. The increase was primarily due to higher gains on the sale of government guaranteed loans of $2.8 million, an $11.0 million increase in fair value gains related to HFI government guaranteed loans, and an increase in other noninterest income of $3.2 million. The increase in other noninterest income was primarily due to higher government guaranteed loan packaging fees of $2.9 million. The increase in fair value gains related to HFI government guaranteed loans was primarily related to an increase in the volume of loans held at fair value. As of December 31, 2023, the Company had $91.5 million of loans held at fair value compared to $27.1 million at December 31, 2022.
Noninterest Expense
The following table presents noninterest expense from continuing operations for the year ended December 31, 2023 and December 31, 2022.

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022
Noninterest expense:
Salaries and benefits	$30,973	$27,422
Bonus, commissions, and incentives	5,726	2,394
Occupancy and equipment	4,758	3,995
Data processing	5,611	4,828
Marketing and business development	3,336	2,660
Professional services	3,657	4,083
Loan origination and collection	7,425	3,711
Employee recruiting and development	2,177	2,230
Regulatory assessments	881	457
Director compensation	575	686
Liability and fidelity bond insurance	546	463
ATM and interchange	534	381
Telecommunication	387	367
Other noninterest expense	1,121	1,535
Total noninterest expense	$67,707	$55,212

Noninterest expense was $67.7 million during the year ended December 31, 2023, an increase of $12.5 million or 22.6% from $55.2 million for the year ended December 31, 2022. The increase was primarily the result of higher compensation costs and loan origination and collection expense.
Discontinued Operations
Net loss from discontinued operations was $213 thousand for the year ended December 31, 2023, which was a $5.6 million reduction from a net loss of $5.8 million for the year ended December 31, 2022. The majority of the discontinued loss in 2022 was recorded in the third quarter of 2022. As such, the net loss from discontinued operations for the year ended 2022 included restructuring charges of $4.3 million and the discontinued loss in the year ended of 2023 represented a modest amount of trailing expenses from the discontinuation.
Income Taxes
Income tax expense from continuing operations was $2.1 million for the year ended December 31, 2023, an increase of $0.6 million from income tax expense of $1.6 million for the year ended December 31, 2022. The increase was primarily due to the increase in pre-tax earnings from continuing operations. Income tax benefit from discontinued operations was $70 thousand for the year ended December 31, 2023, a change of $1.9 million from income tax benefit of $1.9 million for the year ended December 31, 2022. The change was primarily due to the decrease in pre-tax loss from discontinued operations.
At December 31, 2023, the Company had $1.8 million of federal net operating loss carryforward and $0.4 million of state net operating loss carryforward. The net operating loss carryforwards do not expire. At December 31, 2022, the Company had $2.2 million of federal net operating loss carryforward and $0.4 million of state net operating loss carryforward.
The effective income tax rate was 26.44% for the year ended December 31, 2023 and 51.60% for the year ended December 31, 2022.
Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available for sale as of December 31, 2023 and December 31, 2022.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Investment securities available for sale:
Asset-backed securities	$7,933	$9,605
Mortgage-backed securities:
U.S. Government-sponsored enterprises	3,236	3,440
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	17,098	18,220
Corporate bonds	11,308	11,084
Total investment securities available for sale	$39,575	$42,349
The net unrealized loss on the investment securities AFS at December 31, 2023, was $4.0 million compared with a net unrealized loss on investment securities AFS of $5.0 million at December 31, 2022. The change in unrealized loss on investment securities AFS from December 31, 2022 to December 31, 2023 was primarily due to the change in the interest rate environment.
The following table presents the amortized cost of the Company's investment securities portfolio classified as held to maturity as of December 31, 2023 and December 31, 2022.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$1	$2
Corporate bonds	2,500	5,000
Total investment securities held to maturity	$2,501	$5,002
There was a $17 thousand ACL on the corporate bonds HTM as of December 31, 2023 and no ACL as of December 31, 2022. The net unrealized loss on the investment securities HTM at December 31, 2023, was $238 thousand compared with a net unrealized loss on investment securities HTM of $247 thousand at December 31, 2022.
No investment securities were pledged as of December 31, 2023 or December 31, 2022, and there were no sales of investment securities during the year ended December 31, 2023 or year ended December 31, 2022.
The investment securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of December 31, 2023 and December 31, 2022. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	December 31, 2023
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$8,041	6.25%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	3,842	1.58
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	20,382	1.82
Corporate bonds	—	—	11,332	6.23	—	—	—	—
Total investment securities available for sale	$—	—%	$11,332	6.23%	$—	—%	$32,265	2.90%

	December 31, 2022
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$9,873	5.40%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	4,133	1.55
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	22,031	1.89
Corporate bonds	—	—	9,981	3.70	1,356	4.34	—	—
Total investment securities available for sale	$—	—%	$9,981	3.70%	$1,356	4.34%	$36,037	2.81%
The investment securities held to maturity presented in the following tables are reported at amortized cost and by contractual maturity as of December 31, 2023 and December 31, 2022. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities receive monthly principal payments, which are not reflected below.

	December 31, 2023
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$1	4.30%
Corporate bonds	—	—	1,500	4.38	1,000	4.38	—	—
Total investment securities held to maturity	$—	—%	$1,500	4.38%	$1,000	4.38%	$1	4.30%

	December 31, 2022
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$2	2.65%
Corporate bonds	—	—	4,000	5.79	1,000	4.38	—	—
Total investment securities held to maturity	$—	—%	$4,000	5.79%	$1,000	4.38%	$2	2.65%
Loan Portfolio Composition
The Company offers a variety of products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of government guaranteed loans, real estate loans, commercial business loans, residential mortgage, and consumer loans. Senior management and loan officers have continued to develop new sources of loan referrals, particularly among centers of local influence and real estate professionals, and have also enjoyed repeat business from loyal customers in the markets the Bank serves. The Bank has no concentration of credit in any industry that represents 10% or more of its loan portfolio. Additionally, the loan portfolio is well-diversified across major loan types with a low concentration of non owner-occupied commercial real estate loans which makes up 8% of the total portfolio. The following table sets forth the composition of its loan portfolio, including LHFS as of the dates indicated.

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Residential loans held for sale from discontinued operations	$—		$449
Government guaranteed loans, held for sale	$—		$—
Government guaranteed loans HFI, at fair value	$91,508		$27,078
Loans HFI, at amortized cost:
Residential real estate	$264,126	32.5%	$202,329	29.1%
Commercial real estate	293,595	36.2	231,281	33.3
Construction and land	26,272	3.2	9,320	1.3
Commercial and industrial	177,566	21.9	194,643	28.0
Commercial and industrial – PPP	3,202	0.4	19,293	2.8
Consumer and other	47,287	5.8	37,288	5.5
Loans HFI, at amortized cost, gross	812,048	100.0%	694,154	100.0%
Discount on government guaranteed loans sold	(7,040)		(5,621)
Premium on loans purchased, net	4,503		2,301
Deferred loan costs, net	14,707		10,740
Allowance for credit losses(1)	(13,497)		(9,046)
Loans HFI, at amortized cost, net	$810,721		$692,528
(1) Prior to January 1, 2023, the incurred loss methodology was used to estimate credit losses. Beginning with that date, credit losses are estimated using the CECL methodology.
During the year ended December 31, 2023, the Bank originated approximately $216.9 million in loans through conventional lending channels and $547.5 million in loans through CreditBench (its government guaranteed lending function). In addition, the Bank sold guaranteed loan balances of $437.9 million and unguaranteed loan balances of $13.7 million of government guaranteed loans. The Bank purchased $111.8 million of government guaranteed loans. Of the loans purchased during the year, $75.8 million were sold or paid off as of December 31, 2023.
During the year ended December 31, 2022, the Bank originated approximately $254.9 million in loans through conventional lending channels, $386.0 million through CreditBench, and $946.1 million through the Residential Mortgage Lending Division, which is a discontinued operation. Additionally, the Bank sold guaranteed loan balances of $311.8 million and unguaranteed loan balances of $13.8 million of government guaranteed loans. The Bank purchased $16.6 million of government guaranteed loans and $37.2 million of unsecured consumer loans.
Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at December 31, 2023. Loan balances in this table include loans HFI at fair value, loans HFI at amortized cost, discount on retained balances of loans sold, premium and discount on loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$2,423	$906	$15,281	$245,978	$264,588
Commercial	8,988	4,180	48,358	257,918	319,444
Construction and land	5,561	3,281	84	17,345	26,271
Commercial and industrial	9,872	22,832	210,868	9,477	253,049
Commercial and industrial - PPP	345	2,857	—	—	3,202
Consumer and other	1,618	28,624	13,469	5,461	49,172
Total loans HFI	$28,807	$62,680	$288,060	$536,179	$915,726

The following table shows the loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at December 31, 2023.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$62,109	$200,056
Commercial	13,958	296,498
Construction and land	—	20,710
Commercial and industrial	7,980	235,197
Commercial and industrial - PPP	2,857	—
Consumer and other	28,477	19,077
Total loans HFI	$115,381	$771,538
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
The Bank must maintain an adequate ACL based on a comprehensive methodology that assesses the probable losses inherent in its loan portfolio. The Bank maintains an ACL based on a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, asset classifications, change in volume and mix of loans, collateral value, historical loss experience, size and complexity of individual credits, and economic conditions. In addition to this, the Company uses reasonable and supportable forecasts utilizing data from the FOMC’s median forecasts of change in national GDP and of national unemployment. Provisions for credit losses are provided on both a specific and general basis. Specific allowances are provided for individual loans that do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis. General valuation allowances are determined by loan pools with a further evaluation of various quantitative and qualitative factors noted above.
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
Nonperforming Assets. At December 31, 2023, the Company had $8.3 million in nonperforming assets, excluding government guaranteed loan balances, and their ACL represented 1.64% of total loans HFI at amortized cost. At

December 31, 2022, the Company had $3.7 million in nonperforming assets, excluding government guaranteed loan balances, and their ALLL represented 1.29% of total loans HFI at amortized cost. Total loans HFI at December 31, 2023 and December 31, 2022 included government guaranteed loans and loans measured at fair value, which had no reserves allocated to them. ACL as a percentage of loans HFI at amortized cost, not including government guaranteed loan balances, was 2.03% under CECL at December 31, 2023, compared to 1.62% under the incurred loss method at December 31, 2022.
The following table sets forth certain information on nonaccrual loans and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Nonperforming loans (government guaranteed balances), at amortized cost, gross	$1,424	$6,797
Nonperforming loans (unguaranteed balances), at amortized cost, gross	8,264	3,671
Total nonperforming loans, at amortized cost, gross	9,688	10,468
Nonperforming loans (government guaranteed balances), at fair value	—	—
Nonperforming loans (unguaranteed balances), at fair value	648	—
Total nonperforming loans, at fair value	648	—
OREO	—	56
Total nonperforming assets, gross	$10,336	$10,524
Nonperforming loans as a percentage of total loans HFI(1)	1.18%	1.49%
Nonperforming loans (excluding government guaranteed balances) to total loans HFI(1)	1.00%	0.52%
Nonperforming assets as a percentage of total assets	0.92%	1.12%
Nonperforming assets (excluding government guaranteed balances) to total assets	0.74%	0.40%
ACL to nonperforming loans(1)	139.32%	86.42%
ACL to nonperforming loans (excluding government guaranteed balances)(1)	163.32%	246.42%
(1) Excludes loans accounted for at fair value

The following table sets forth information with respect to activity in the ACL for loans for the periods shown:

(Dollars in thousands)	At and for the Year Ended December 31,
	2023	2022
Allowance at beginning of period	$9,046	$13,452
Impact of adopting ASC 326	3,107	—
Charge-offs:
Commercial real estate	(108)	(42)
Commercial and industrial	(6,240)	(3,632)
Commercial and industrial - PPP	(223)	—
Consumer and other	(3,280)	(669)
Total charge-offs	(9,851)	(4,343)
Recoveries:
Commercial real estate	87	80
Commercial and industrial	435	503
Consumer and other	334	54
Total recoveries	864	637
Net charge-offs	(8,987)	(3,706)
Provision for credit losses	10,331	(700)
Allowance at end of period	$13,497	$9,046
Net charge-offs to average loans HFI at amortized cost	1.17%	0.60%
Allowance as a percent of total loans HFI at amortized cost	1.64%	1.29%
Allowance as a percent of loans HFI at amortized cost, not including government guaranteed loans	2.03%	1.62%
Allowance as a percent of nonperforming loans at amortized cost, gross	139.32%	86.42%
Total loans HFI	$915,726	$728,652
Average loans HFI at amortized cost	$770,793	$620,267
Nonperforming loans (including government guaranteed balances) at amortized cost, gross	$9,688	$10,468
Nonperforming loans (excluding government guaranteed balances) at amortized cost, gross	$8,264	$3,671
Guaranteed balance of government guaranteed loans	$217,620	$158,760
The following table details net charge-offs to average loans outstanding by loan category for the years ended December 31, 2023 and December 31, 2022.

	Year Ended December 31, 2023			Year Ended December 31, 2022
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$8	$218,727	—%	$—	$120,287	—%
Commercial real estate	(21)	293,635	(0.01)	38	242,351	0.02
Commercial and industrial	(5,805)	203,305	(2.86)	(3,129)	152,094	(2.06)
Commercial and industrial - PPP	(223)	16,181	(1.38)	—	79,864	—
Consumer and other	(2,946)	38,945	(7.56)	(615)	25,671	(2.40)
Total loans HFI, at amortized cost	$(8,987)	$770,793	(1.17)%	$(3,706)	$620,267	(0.60)%

Nonperforming assets to total assets, excluding government guaranteed loan balances, were 0.74% as of December 31, 2023, as compared to 0.40% as of December 31, 2022.
SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding the SBA and other government guaranteed lending activity, excluding PPP loans.

(Dollars in thousands)	At and for the Year Ended December 31,
Government Guaranteed, Excluding PPP	2023	2022
Number of loans originated	2,817	1,364
Amount of loans originated	$547,469	$386,024
Average loan size originated	$194	$283
Government guaranteed loan balances sold	$437,935	$311,783
Government unguaranteed loan balances sold	$13,669	$13,803
Total government guaranteed loans	$395,877	$300,219
Government guaranteed loan balances	$214,418	$139,587
Government unguaranteed loan balances	$181,459	$160,632
Government guaranteed loans serviced for others	$855,756	$660,600
The Bank makes government guaranteed loans throughout the United States. The following table sets forth, at the dates indicated, information regarding the geographic disbursement of its government guaranteed loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	December 31,
	2023		2022
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Florida	$123,418	31%	$91,760	31%
California	45,661	12	35,365	12
Tennessee	32,185	8	22,378	7
Texas	24,861	6	19,598	7
All Other	169,752	43	131,118	43
Total government guaranteed loans, excluding PPP loans	$395,877	100%	$300,219	100%
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
Brokered deposits. At times, the Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering outside the market of the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 15% of total assets. The Company's ability to accept or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well capitalized." At December 31, 2023 and December 31, 2022, the Company had $30.0 million and $746 thousand, respectively, of brokered deposits.
The amount of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	December 31, 2023		December 31, 2022
Noninterest-bearing deposits	$93,708	9.5%	$93,235	11.8%
Interest-bearing transaction accounts	259,422	26.3	202,656	25.5
Money market accounts	355,946	36.2	345,200	43.4
Savings	17,054	1.7	17,853	2.2
Subtotal	726,130	73.7	658,944	82.9
Total time deposits	259,008	26.3	136,126	17.1
Total deposits	$985,138	100.0%	$795,070	100.0%
At December 31, 2023, the Company held approximately $162.3 million of deposits that exceeded the FDIC insurance limit which was 16% of total deposits.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250 thousand as of December 31, 2023.

(Dollars in thousands)
Three months or less	$11,804
Over three months through six months	15,724
Over six months through 12 months	32,385
Over 12 months	48,056
Total	$107,969
Deposits increased $190.1 million or 23.91% during the year ended 2023, with growth in all deposit types. There was growth in transaction accounts (noninterest bearing and interest bearing transaction accounts) of $57.2 million or 19.3%, savings and money market account balances of $9.9 million or 2.7%, and time deposit balances of $122.9 million, or 90.3%.
Other Borrowings
At December 31, 2023, the Company had $10.0 million of borrowings at 5.57% from the FHLB and no borrowings from the FRB. There was $25.0 million of borrowings at 4.50% from the FRB and no borrowings from the FHLB at December 31, 2022.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the bank were to obtain would be secured by a blanket lien on $285.9 million of real estate-related loans as of December 31, 2023. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to $153.5 million from the FHLB at December 31, 2023.
In addition, the Bank has a line of credit with the Federal Reserve Bank of Atlanta which was secured by $57.7 million of commercial loans as of December 31, 2023. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to $40.4 million from the FRB at December 31, 2023.

In June 2021, the Company issued $6.0 million of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5.9 million and $6.0 million at December 31, 2023 and December 31, 2022, respectively.
The Company has a term note with quarterly principal and interest payments with interest at Prime (8.50% at December 31, 2023). The note matures on March 10, 2029 and the balance of the note was $2.4 million and $2.8 million at December 31, 2023 and December 31, 2022, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. As of December 31, 2023, the Company was in compliance with all financial debt covenants.
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity increased $8.8 million to $100.7 million at December 31, 2023 as compared to $91.9 million at December 31, 2022. The increase was primarily due to net income of $5.7 million and the issuance of preferred stock of $6.4 million. This was partially offset by the implementation of the new credit loss accounting standard. As a result of the accounting change, equity was reduced by $2.5 million.
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
At December 31, 2023 and December 31, 2022, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.

As of the dates indicated, the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2023
Total Capital (to risk-weighted assets)	$114,256	13.03%	$70,169	8.00%	$87,711	10.00%
Tier 1 Capital (to risk-weighted assets)	103,274	11.77	52,627	6.00	70,169	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	103,274	11.77	39,470	4.50	57,012	6.50
Tier 1 Capital (to total assets)	103,274	9.38	44,024	4.00	55,030	5.00
As of December 31, 2022
Total Capital (to risk-weighted assets)	108,307	15.00	57,767	8.00	72,209	10.00
Tier 1 Capital (to risk-weighted assets)	99,269	13.75	43,325	6.00	57,767	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	99,269	13.75	32,494	4.50	46,936	6.50
Tier 1 Capital (to total assets)	99,269	10.79	36,816	4.00	46,020	5.00
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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, is as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Unfunded loan commitments	$7,392	$23,512
Unused lines of credit	178,440	134,366
Standby letters of credit	186	244
Total	$186,018	$158,122
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
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At December 31, 2023 and December 31, 2022, ACL for off-balance sheet loan commitments totaled $839 thousand and $511 thousand, respectively.
Contractual Obligations
In the ordinary course of its operations, the Company enters into certain contractual obligations. Total contractual obligations at December 31, 2023 were $280.7 million, an increase of $105.8 million from $174.9 million at December 31, 2022. The increase was primarily due to an increase in time deposits of $122.9 million.
The following tables present our contractual obligations as of December 31, 2023 and December 31, 2022.

	Contractual Obligations as of December 31, 2023
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,105	$1,861	$413	$—	$3,379
Short-term borrowings	10,000	—	—	—	10,000
Long-term borrowings	456	912	912	109	2,389
Subordinated notes	—	—	—	5,949	5,949
Time deposits	173,887	84,552	569	—	259,008
Total	$185,448	$87,325	$1,894	$6,058	$280,725

	Contractual Obligations as of December 31, 2022
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,450	$2,267	$1,245	$—	$4,962
Short-term borrowings	25,000	—	—	—	25,000
Long-term borrowings	456	912	912	564	2,844
Subordinated notes	50	—	—	5,942	5,992
Time deposits	120,240	15,587	299	—	136,126
Total	$146,740	$17,854	$1,544	$8,786	$174,924
Liquidity
Liquidity management is the process by which the Bank manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the operations, and capital expenditures. The Bank generally maintains a liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. The on-balance sheet liquidity ratio at December 31, 2023 was 9.33%, as compared to 12.58% at December 31, 2022.
During 2022, the Bank paid quarterly dividends totaling $1.75 million to BayFirst. During the first two quarters of 2023, the Bank paid quarterly dividends totaling $2.50 million to BayFirst. In 2023, BayFirst issued 6,446 shares of 11.0% Series C Cumulative Convertible Preferred Stock with gross proceeds of $6.4 million of which $4.3 million of the capital was injected to the Bank to support its growth and operations. Prior to 2021, the Bank retained its earnings to support its growth. BayFirst’s liquidity had historically been dependent solely on funds received from the issuance and sale of subordinated debt and preferred stock. BayFirst’s liquidity needs are to make interest payments on its debt obligations, dividends on shares of its Series A Preferred Stock, Series B Convertible Preferred Stock, Series C Cumulative Convertible Preferred Stock, and common stock, and payment of certain operating expenses. As of December 31, 2023, BayFirst Financial Corp. held $954 thousand in cash and cash equivalents.
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
To minimize the potential for adverse effects of changes in interest rates on the results of the operations, the Company monitors assets and liabilities to better match the maturities and repricing terms of the interest-earning assets and interest-bearing liabilities. To do this, the Company (i) emphasizes the origination of adjustable-rate and variable-rate loans to be HFI; (ii) maintains a stable core deposit base; and (iii) maintains a significant portion of liquid assets (cash, interest-bearing deposits with other banks, and available for sale investment securities).
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
The estimated impact on the net interest income as of December 31, 2023 and December 31, 2022, assuming immediate parallel moves in interest rates, is presented in the table below.

	December 31, 2023		December 31, 2022
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	14.7%	12.8%	11.0%	11.9%
+300 basis points	12.7	12.1	9.4	10.5
+200 basis points	7.6	7.4	5.4	6.1
+100 basis points	2.5	2.6	1.3	1.8
-100 basis points	(4.5)	(4.5)	(3.8)	(4.4)
-200 basis points	(9.1)	(9.1)	(8.3)	(9.5)
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
The table below presents the change in the economic value of equity as of December 31, 2023 and December 31, 2022, assuming immediate parallel shifts in interest rates. Changes noted between the two periods reflect recent enhancements in the asset/liability modeling, including projected values for non-maturity deposits in changing interest rate environments.

Change in rates	December 31, 2023	December 31, 2022
+400 basis points	(6.3)%	(12.7)%
+300 basis points	(4.1)	(9.5)
+200 basis points	(3.3)	(7.0)
+100 basis points	(2.7)	(4.3)
-100 basis points	0.2	2.6
-200 basis points	(0.3)	5.0

Item 8. Financial Statements
Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
BayFirst Financial Corp.
St. Petersburg, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BayFirst Financial Corp. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Change in Accounting Principle

As discussed in Notes 1 and 5 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses.

/s/ FORVIS, LLP

We have served as the Company's auditor since 2018.

Tampa, Florida
March 28, 2024

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$4,099	$3,649
Interest-bearing deposits in banks	54,286	62,397
Cash and cash equivalents	58,385	66,046
Time deposits in banks	4,646	4,881
Investment securities available for sale, at fair value (amortized cost: $43,597 and $47,374 at December 31, 2023 and December 31, 2022, respectively)	39,575	42,349
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $17 and $0 (fair value: $2,263 and $4,755 at December 31, 2023 and December 31, 2022, respectively)	2,484	5,002
Nonmarketable equity securities	4,770	4,037
Government guaranteed loans HFI, at fair value	91,508	27,078
Loans HFI, at amortized cost, net of allowance for credit losses of $13,497 and $9,046 at December 31, 2023 and December 31, 2022, respectively	810,721	692,528
Accrued interest receivable	7,130	4,452
Premises and equipment, net	38,874	35,440
Loan servicing rights	14,959	10,906
Deferred income tax asset	—	980
Right-of-use operating lease assets	2,416	3,177
Bank owned life insurance	25,800	25,159
Other assets	16,150	15,649
Assets from discontinued operations	348	1,211
Total assets	$1,117,766	$938,895
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$93,708	$93,235
Interest-bearing transaction accounts	259,422	202,656
Savings and money market deposits	373,000	363,053
Time deposits	259,008	136,126
Total deposits	985,138	795,070
FRB and FHLB borrowings	10,000	25,000
Subordinated debentures	5,949	5,992
Notes payable	2,389	2,844
Accrued interest payable	882	704
Operating lease liabilities	2,619	3,538
Deferred income tax liabilities	482	—
Accrued expenses and other liabilities	8,980	12,205
Liabilities from discontinued operations	620	1,658
Total liabilities	1,017,059	847,011

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS CONTINUED
(Dollars in thousands, except per share data)

	December 31, 2023	December 31, 2022
Shareholders’ equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at December 31, 2023 and December 31, 2022; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at December 31, 2023 and December 31, 2022; aggregate liquidation preference of $3,210	3,123	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 6,446 shares issued and outstanding at December 31, 2023 and no shares issued and outstanding at December 31, 2022; aggregate liquidation preference of $6,446 at December 31, 2023	6,446	—
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,110,470 and 4,042,474 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	54,521	53,023
Accumulated other comprehensive loss, net	(2,981)	(3,724)
Unearned compensation	(958)	(178)
Retained earnings	34,395	33,479
Total shareholders’ equity	100,707	91,884
Total liabilities and shareholders’ equity	$1,117,766	$938,895
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Interest income:
Loans, including fees	$63,189	$36,492
Interest-bearing deposits in banks and other	5,328	2,074
Total interest income	68,517	38,566
Interest expense:
Deposits	30,795	7,844
Borrowings	1,291	722
Total interest expense	32,086	8,566
Net interest income	36,431	30,000
Provision for credit losses	10,445	(700)
Net interest income after provision for credit losses	25,986	30,700
Noninterest income:
Loan servicing income, net	2,826	2,040
Gain on sale of government guaranteed loans, net	24,553	21,720
Service charges and fees	1,721	1,306
Government guaranteed loans fair value gain	15,718	4,756
Other noninterest income	4,937	1,728
Total noninterest income	49,755	31,550
Noninterest expense:
Salaries and benefits	30,973	27,422
Bonus, commissions, and incentives	5,726	2,394
Occupancy and equipment	4,758	3,995
Data processing	5,611	4,828
Marketing and business development	3,336	2,660
Professional services	3,657	4,083
Loan origination and collection	7,425	3,711
Employee recruiting and development	2,177	2,230
Regulatory assessments	881	457
Other noninterest expense	3,163	3,432
Total noninterest expense	67,707	55,212
Income from continuing operations before income taxes	8,034	7,038
Income tax expense from continuing operations	2,119	1,560
Net income from continuing operations	5,915	5,478

Loss from discontinued operations before income taxes	(283)	(7,759)
Income tax benefit from discontinued operations	(70)	(1,932)
Net loss from discontinued operations	(213)	(5,827)

Net income (loss)	5,702	(349)
Preferred stock dividends	965	832
Net income available to (loss attributable to) common shareholders	$4,737	$(1,181)

BAYFIRST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME CONTINUED
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Basic earnings (loss) per common share:
Continuing operations	$1.21	$1.16
Discontinued operations	(0.05)	(1.45)
Total basic earnings (loss) per common share	$1.16	$(0.29)

Diluted earnings (loss) per common share:
Continuing operations	$1.17	$1.16
Discontinued operations	(0.05)	(1.38)
Total diluted earnings (loss) per common share	$1.12	$(0.22)
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Dollars in thousands)

	Year Ended December 31,
	2023	2022
Net income (loss)	$5,702	$(349)
Net unrealized gains (losses) on investment securities available for sale	1,003	(4,454)
Deferred income tax (expense) benefit	(260)	1,150
Other comprehensive income (loss), net	743	(3,304)
Comprehensive income (loss)	$6,445	$(3,653)
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2022	$6,161	$3,123	$—	$51,479	$(420)	$35,947	$96,290
Net loss	—	—	—	—	—	(349)	(349)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	334	—	—	334
Dividend reinvestment plan	—	—	—	252	—	—	252
Employee stock ownership plan	—	—	—	71	—	—	71
Repurchase of common stock	—	—	—	(49)	—	—	(49)
Issuance of common stock, net	—	—	—	13	—	—	13
Reclassification of unearned ESOP shares allocation	—	—	—	(15)	—	—	(15)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	457	—	—	457
Stock option expense	—	—	—	303	—	—	303
Other comprehensive loss, net	—	—	—	—	(3,304)	—	(3,304)
Dividends declared on:			—
Preferred stock	—	—	—	—	—	(832)	(832)
Common stock ($0.32 per share)	—	—	—	—	—	(1,287)	(1,287)
Balance at December 31, 2022	$6,161	$3,123	$—	$52,845	$(3,724)	$33,479	$91,884

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2023	$6,161	$3,123	$—	$52,845	$(3,724)	$33,479	$91,884
Net income	—	—	—	—	—	5,702	5,702
Impact of ASC 326 Adoption	—	—	—	—	—	(2,508)	(2,508)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	206	—	—	206
Dividend reinvestment plan	—	—	—	159	—	—	159
Issuance of preferred stock, net	—	—	6,446	—	—	—	6,446
Repurchase of common stock	—	—	—	(13)	—	—	(13)
Exercise of stock options, net	—	—	—	(49)	—	—	(49)
Unearned ESOP shares allocation	—	—	—	(189)	—	—	(189)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	496	—	—	496
Stock option expense	—	—	—	108	—	—	108
Other comprehensive income, net	—	—	—	—	743	—	743
Dividends declared on:
Preferred stock	—	—	—	—	—	(965)	(965)
Common stock ($0.32 per share)	—	—	—	—	—	(1,313)	(1,313)
Balance at December 31, 2023	$6,161	$3,123	$6,446	$53,563	$(2,981)	$34,395	$100,707

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income from continuing operations	$5,915	$5,478
Net loss from discontinued operations	(213)	(5,827)
Net income (loss)	5,702	(349)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of fixed assets	2,245	1,715
Net securities premium amortization	95	122
Amortization of debt issuance costs	7	7
Amortization of premium on loans purchased, net	591	199
Provision for credit losses	10,445	(700)
Accretion of discount on unguaranteed loans	(2,993)	(2,665)
Deferred tax expense	2,119	424
Origination of government guaranteed loans held for sale	(4,276)	(2,018)
Proceeds from sales of government guaranteed loans held for sale	484,021	354,105
Net gains on sales of government guaranteed loans	(24,553)	(21,720)
Change in fair value of government guaranteed loans HFI, at fair value	(15,718)	(4,756)
Amortization of loan servicing rights	4,507	3,258
Net gain on sale of other real estate owned	(355)	—
Non-qualified stock purchase plan expense	27	87
Stock based compensation expense	604	763
Income from bank owned life insurance	(641)	(612)
Changes in:
Accrued interest receivable	(2,678)	(920)
Other assets	117	(1,782)
Accrued interest payable	178	378
Other liabilities	(4,472)	3,347
Net cash provided by operating activities of continuing operations	455,185	334,710
Net cash provided by (used in) operating activities of discontinued operations	(388)	105,541
Net cash provided by operating activities	454,797	440,251
Cash flows from investing activities:
Purchase of investment securities available for sale	—	(20,326)
Principal payments on investment securities available for sale	3,682	2,812
Purchase of investment securities held to maturity	—	(3,568)
Principal payments on investment securities held to maturity	1	50
Call of investment securities held to maturity	2,500	—
Net purchase of nonmarketable equity securities	(733)	(1,210)
Purchase of time deposits in banks	(1,000)	(2,500)
Maturity of time deposits in banks	1,235	—
Purchase of government guaranteed and consumer loans	(111,842)	(53,845)
Loan (originations) and payments, net	(529,851)	(423,954)
Purchase of premises and equipment	(7,582)	(8,064)
Proceeds on sales of other real estate owned	2,314	—
Net cash used in investing activities	(641,276)	(510,605)

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (Dollars in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from financing activities:
Net change in deposits	190,068	73,385
Net increase (decrease) in short-term borrowings	(15,000)	25,000
Payments on notes payable	(455)	(455)
Net repayments of PPP Liquidity Facility borrowings	—	(69,654)
Proceeds from issuance of preferred stock, net	6,446	—
Repayment of subordinated debt	(50)	—
Proceeds from issuance of common stock for benefit plans, net	289	509
Common share buyback - redeemed stock	(13)	(49)
ESOP contribution	—	71
Unearned ESOP shares	(189)	(15)
Dividends paid on common stock	(1,313)	(1,287)
Dividends paid on preferred stock	(965)	(832)
Net cash provided by financing activities	178,818	26,673
Net change in cash and cash equivalents	(7,661)	(43,681)
Cash and cash equivalents, beginning of period	66,046	109,727
Cash and cash equivalents, end of period	$58,385	$66,046
Supplemental cash flow information
Interest paid	$31,908	$8,188
Income taxes paid	97	248
Supplemental noncash disclosures
Impact to retained earnings from adoption of ASC 326, net of tax	(2,508)	—
Net change in unrealized holding losses on investment securities available for sale, net of tax effect	743	(3,304)
Transfer of available for sale debt securities to held to maturity securities at fair value	—	1,500
Transfer of government guaranteed loans HFI to loans HFS	463,752	336,664
Transfer of loans HFI to OREO	—	53
Transfer of premises and equipment to OREO	(1,903)	—
Recognition of right of use asset and operating lease liability	—	627
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
The Company provides a variety of traditional community banking services through its full-service banking centers located in the Tampa/Sarasota, Florida region. The Bank’s primary deposit products are demand deposits, NOW accounts, money market accounts, savings deposits, and time deposits and its primary lending products are residential mortgage, commercial, and consumer loans. In addition, the Company provides lending services nationwide to small business customers, and as such, a significant portion of the loans originated by the Bank are guaranteed by the SBA/USDA (“government guaranteed loans”). The guaranteed portion of the SBA/USDA loan can be sold in the secondary market, and the Bank engages in the sale of participating interests of the non-guaranteed portion. The Company previously engaged in mortgage banking activities with offices located in a number of states and as such, originated and sold one-to-four family residential mortgage loans in the secondary market. The nationwide residential mortgage lending operations were discontinued in 2022.
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
Contingencies: Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of December 31, 2023. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2023 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
Adoption of New Accounting Standards:
On January 1, 2023, the Company adopted ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) along with its amendments, which replaces the incurred loss impairment methodology in past standards with the CECL methodology and requires consideration of a broader range of information to determine credit loss estimates. The measurement of expected losses under the CECL methodology is applicable to financial assets measured at amortized cost, as well as unfunded commitments that are considered off-balance sheet credit exposures at the reporting date. The measurement is based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell.
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
For available-for-sale securities in an unrealized loss position ("impaired security"), we assess whether 1) we intend to sell the security, or, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. Under either of these scenarios above, the security's amortized cost is written down to fair value through a charge to previously recognized allowances or earnings, as applicable. For impaired securities that do not meet these

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
conditions, we assess whether the decline in fair value was due to credit loss or other factors. This assessment considers, among other things: 1) the extent to which the fair value is less than amortized cost, 2) the financial condition and near-term prospects of the issuer, 3) any changes to the rating of the security by a rating agency, and 4) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss component. Any impairment due to non-credit-related factors that has not been recorded through an ACL is recognized in other comprehensive income (loss). The discount rate used in determining the present value of the expected cash flows is based on the effective interest rate implicit in the security at the date of purchase.
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
Allowance for Credit Losses - Loans HFI and Unfunded Commitments:
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
The ACL is measured on a pooled basis when similar risk characteristics are present in the portfolio. The Company has identified portfolio segments based on loan pools with similar credit risk characteristics, which generally correspond to federal regulatory reporting codes, with separate consideration for the government guaranteed loans. The ACL model utilizes a PD/LGD methodology to measure the expected credit losses on government guaranteed loans and a WARM methodology for the remaining loans. The PD/LGD method estimates losses by utilizing estimated PD, LGD, and individual loan level exposure at default. The WARM model contemplates expected losses at a pool-level, utilizing historical loss information. Portions of government guaranteed loans have a government guarantee for credit losses, therefore, no ACL has been recorded for those loan balances. In order to quantify the credit risk impact of other trends and changes within the loan portfolio, the Company utilizes qualitative adjustments to the modeled estimated loss approaches. These qualitative adjustments include: changes in lending policies, procedures, and strategies; changes in nature and volume of portfolio; staff experience; changes in volume and trends in classified loans, delinquencies, and nonaccrual; concentration risk; trends in underlying collateral value; external factors such as competition, legal, regulatory; changes in quality of the loan review system; and economic conditions. Additionally, the Company uses reasonable and supportable forecasts utilizing data from the FOMC’s median forecasts of change in national GDP and of national unemployment. The

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
FOMC’s forecast of GDP and unemployment for the next calendar year is used in conjunction with the most recent 4 quarters of historical data from FRED (Federal Reserve Economic Data) to determine changes in certain qualitative factors used in calculating loss rates.
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
Time Deposits in Banks: Time deposits with other banks have maturities ranging from January 2024 through December 2025 and bear interest at rates ranging from 1.70% to 2.27%. None of the time deposits had maturities of 90 days or less at the time of origination. All investments in time deposits are with FDIC insured financial institutions and none exceed the maximum insurable amount of $250.
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
Loans: Except for certain loans for which the fair value option was elected, as discussed in Note 6, all other loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for credit losses. Interest income is accrued on the unpaid principal balances. Loan origination fees, net of direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.
In general, interest income is discontinued, and the loan is placed on nonaccrual status, at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Mortgage and commercial loans are evaluated on a loan-by-loan basis and are charged off to the extent principal is deemed uncollectible. Other consumer and personal loans continue to accrue interest and are typically charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due more than 89 days and still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually evaluated loans.
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
Concentration of Credit: The Company grants residential and commercial real estate, construction and land, commercial and industrial, and consumer loans in the State of Florida with primary concentration being the Tampa Bay region. The Company also grants government guaranteed commercial real estate, construction and land, commercial and industrial, and consumer loans nationwide. Although the Company’s loan portfolio is diversified, a significant portion of its loans are secured by real estate. The following loan segments have been identified:
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
Commercial Real Estate – Commercial real estate loans consist of both loans secured by owner occupied properties and non-owner occupied properties to finance real estate purchases, refinancings, and expansions and improvements to commercial properties. These loans are secured primarily by first liens and may include office buildings, apartments, retail and mixed-use properties, churches, warehouses, and restaurants. Commercial real estate loans are generally larger than residential real estate loans and involve greater credit risk. The repayment of these loans largely depends on the results of operations and management of these properties.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Commercial and Industrial – Commercial and industrial loans consist of business loans to small and medium sized businesses in the Tampa Bay region and nationwide government guaranteed loans. Commercial and industrial loans are generally used for working capital purposes or for acquiring equipment, inventory, or furniture. These loans are generally secured by accounts receivable, inventory, and equipment. Commercial and industrial loans are typically made based on the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential real estate loans, and the collateral securing loans may be difficult to appraise and may fluctuate in value based on the success of the business.
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
Loan Servicing Rights: When the Company sells the guaranteed portion of a government guaranteed loan or a portion of the non-guaranteed portion of a government guaranteed loan, the Company generally retains the servicing, and a servicing right asset is created. Loan servicing rights are initially recorded at fair value in gain on sale of government guaranteed loans, net. Fair value is based on market prices for comparable servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires loan servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported through gain on sale of government guaranteed loans, net on the Consolidated Statements of Income. The fair values of loan servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. There was no valuation allowance recorded on loan servicing rights at December 31, 2023 and December 31, 2022.
Loan servicing income, which is reported on the Consolidated Statements of Income in noninterest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of loan servicing rights is netted against loan servicing fee income.
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
Leases: The Company enters into leases in the normal course of business primarily for branch, corporate office, and loan production office locations. The Company’s leases have remaining terms ranging from 10 months up to 3.4 years, some of which include renewal or termination options to extend the lease for up to 4.5 years. The Company’s leases do not include residual value guarantees or covenants.
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
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. There was no valuation allowance recognized at December 31, 2023 and December 31, 2022.
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
Non-Qualified Stock Purchase Plan: Under the NSPP, all employees and Directors are eligible to participate in the plan. Employees may purchase available shares of common stock with post-tax dollars as of the grant date at a 10% discount to the price of shares offered under the NSPP with limitations on deductions from employees’ income. Directors may purchase available shares of common stock with post-tax dollars as of the grant date at the price of shares offered under the

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NSPP, with no minimum deduction and a maximum deduction of the Directors’ board fees. NSPP compensation expense is recorded based on the 10% discount offered to employees and the number of shares purchased by employees.
Employee Stock Ownership Plan: The Company has an ESOP for eligible employees. The amount of profit-sharing contributions to the ESOP is approved by the Board of Directors, and the Company purchases shares of the Company’s common stock based on the amount of approved contributions. Profit-sharing expense is the amount of contributions to the ESOP. The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the ESOP. See Note 12 - Other Benefits Plans for information.
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
On September 30, 2023, the Company issued 1,835 shares of 11.0% Series C Cumulative Convertible Preferred Stock through a private offering. These shares have no par value and a liquidation preference of $1 per share plus an amount equal to all accumulated dividends thereon (whether or not declared but without interest) to the date payment of such distribution is made in full. In the fourth quarter of 2023, the company issued an additional 4,611 shares. Total gross proceeds from the preferred stock offering totals $6,446 which will be used for operating expenses or to contribute capital to BayFirst National Bank to support its growth and operations.
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
Earnings per Common Share: Basic earnings per common share is net income less preferred stock dividends (i.e., net income available to common shareholders) divided by the weighted average number of common shares outstanding during the year. Diluted earnings per common share includes the dilutive effect of vested stock options that are considered in-the-money and the dilutive effect of the potential conversion of Series B preferred stock and Series C preferred stock to common stock.
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.
Restrictions on Cash: The Federal Reserve Board reduced reserve requirement ratios to 0% effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. Cash was required to be pledged as collateral with a broker-dealer for trading mortgage banking derivatives. There are no balances of cash pledged at December 31, 2023 and December 31, 2022.
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
Government Guaranteed Loan Packaging Fees – The Company earns government guaranteed loan packaging fees for organizing loan documents for approval of government guaranteed loans. The revenue is recognized when the loan packaging services are performed.
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
The following is a summary of the assets and liabilities of the discontinued operations of the residential mortgage lending division at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Assets
Loans held for sale, at fair value	$—	$449
Loan servicing rights	—	201
Right-of-use operating lease asset	348	559
Accrued interest receivable	—	2
Total assets	$348	$1,211
Liabilities
Operating lease liability	$620	$1,189
Other liabilities	—	469
Total liabilities	$620	$1,658

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following presents operating results of the discontinued operations of the residential mortgage lending division for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2023	2022
Interest income	$1	$2,747
Noninterest income	(2)	31,442
Total net revenue	(1)	34,189
Noninterest expense	282	41,948
Loss from discontinued operations before income taxes	(283)	(7,759)
Income tax benefit	(70)	(1,932)
Net loss from discontinued operations	$(213)	$(5,827)
NOTE 3 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale and investment securities held to maturity at December 31, 2023 and December 31, 2022 as well as the ACL for investment securities held to maturity at December 31, 2023 are summarized as follows:

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$8,041	$6	$(114)	$7,933
Mortgage-backed securities:
U.S. Government-sponsored enterprises	3,842	—	(606)	3,236
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	20,382	—	(3,284)	17,098
Corporate bonds	11,332	—	(24)	11,308
Total investment securities available for sale	$43,597	$6	$(4,028)	$39,575

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$1	$—	$—	$1	$—
Corporate bonds	2,500	—	(238)	2,262	17
Total investment securities held to maturity	$2,501	$—	$(238)	$2,263	$17

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$9,873	$—	$(268)	$9,605
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,133	—	(693)	3,440
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	22,031	—	(3,811)	18,220
Corporate bonds	11,337	—	(253)	11,084
Total investment securities available for sale	$47,374	$—	$(5,025)	$42,349

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$2	$—	$—	$2
Corporate bonds	5,000	—	(247)	4,753
Total investment securities held to maturity	$5,002	$—	$(247)	$4,755
The amortized cost and fair value of investment securities as of December 31, 2023 are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One to five years	$11,332	$11,308	$1,500	$1,440
Five to ten years	—	—	1,000	822
Beyond ten years	32,265	28,267	1	1
Total	$43,597	$39,575	$2,501	$2,263
No ACL for investment securities AFS was needed at December 31, 2023. Declines in the fair value of the AFS investment portfolio are believed by management to be temporary in nature. When evaluating an investment for credit loss, management considers, among other things, the length of time and the extent to which the fair value has been in a loss position; the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At December 31, 2023, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.
As of December 31, 2023, there were no past due principal and interest payments associated with the HTM securities. The Company monitors the credit quality of debt securities held to maturity quarterly through the use of credit ratings. However, the corporate bonds that are held to maturity have no credit rating and the corporate bonds in an unrealized loss position at December 31, 2023 are not material to the financial statements.There was an ACL of $17 on corporate bonds HTM based on applying the long-term historical credit loss rate for similarly rated securities.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following table presents the activity in the ACL for investment securities HTM by major security type for the year ended December 31, 2023:

For the Year Ended
Corporate Bonds	December 31, 2023
Balance at beginning of period	$—
Impact of adopting ASC 326	18
Provision for credit losses	(1)
Investment securities charge-offs/recoveries	—
Investment securities recoveries	—
Balance at end of period	$17
The following table summarizes investment securities with unrealized losses at December 31, 2023 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Investment securities available for sale:
Asset-backed securities	$—	$—	$5,967	$(114)	$5,967	$(114)	2
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	3,236	(606)	3,236	(606)	2
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	17,098	(3,284)	17,098	(3,284)	7
Corporate bonds	11,308	(24)	—	—	11,308	(24)	5
Total investment securities available for sale	$11,308	$(24)	$26,301	$(4,004)	$37,609	$(4,028)	16

Investment securities held to maturity:
Corporate bonds	$—	$—	$2,262	$(238)	$2,262	$(238)	3
Total investment securities held to maturity	$—	$—	$2,262	$(238)	$2,262	$(238)	3

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
No investment securities were pledged as of December 31, 2023 or December 31, 2022, and there were no sales of investment securities during the years ended December 31, 2023 and December 31, 2022.
NOTE 4 – LOANS
Loans HFI, at amortized cost, at December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022
Real estate:
Residential	$264,126	$202,329
Commercial	293,595	231,281
Construction and land	26,272	9,320
Commercial and industrial	177,566	194,643
Commercial and industrial - PPP	3,202	19,293
Consumer and other	47,287	37,288
Loans HFI, at amortized cost, gross	812,048	694,154
Deferred loan costs, net	14,707	10,740
Discount on government guaranteed loans sold(1)	(7,040)	(5,621)
Premium on loans purchased, net	4,503	2,301
Allowance for credit losses	(13,497)	(9,046)
Loans HFI, at amortized cost	$810,721	$692,528
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
The following schedules present the activity in the ACL by loan segment for the years ended December 31, 2023 and December 31, 2022:

	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other(1)	Unallocated	Total
Year Ended
December 31, 2023
Beginning Balance	$731	$956	$28	$6,182	$—	$1,090	$59	$9,046
Impact of adopting ASC 326	1,479	613	281	1,116	—	(323)	(59)	3,107
Charge-offs	—	(108)	—	(6,240)	(223)	(3,280)	—	(9,851)
Recoveries	8	87	—	435	—	334	—	864
Provision	(231)	270	210	5,086	223	4,773	—	10,331
Ending Balance	$1,987	$1,818	$519	$6,579	$—	$2,594	$—	$13,497
December 31, 2022
Beginning Balance	$1,437	$2,349	$241	$9,202	$—	$154	$69	$13,452
Impact of adopting ASC 326	—	—	—	—	—	—	—	—
Charge-offs	—	(42)	—	(3,632)	—	(669)	—	(4,343)
Recoveries	—	80	—	503	—	54	—	637
Provision	(706)	(1,431)	(213)	109	—	1,551	(10)	(700)
Ending Balance	$731	$956	$28	$6,182	$—	$1,090	$59	$9,046
(1) During the fourth quarter of 2023, the ACL by loan segment was analyzed and further segmented within the model to better capture the credit risk in the underlying portfolios and refinements were made to certain quantitative and qualitative loss assumptions as warranted. As a result of these refinements, the ACL for the Consumer and Other loan segment was increased reflecting the continued higher credit risk and recent credit loss history experienced related to the unsecured consumer loan portfolio acquired from and serviced by a third-party originator.

CECL significantly changed the credit losses estimation model for loans. The ACL represents management’s best estimate of future lifetime expected losses on its HFI loan portfolio. The Company calculates its ACL by estimating expected credit losses on a collective basis for loans that share similar risk characteristics. Loans that do not share similar risk characteristics with other loans are evaluated for credit losses on an individual basis. The Company uses a combination of modeled and non-modeled approaches that incorporates current and future economic conditions to estimate lifetime expected losses on a collective basis.
The Company’s ACL model utilizes a PD/LGD methodology to measure the expected credit losses on government guaranteed loans and a WARM methodology for the remaining loans. The PD/LGD method estimates losses by utilizing estimated PD, LGD, and individual loan level exposure at default. The WARM model contemplates expected losses at a pool-level, utilizing historical loss information. Portions of government guaranteed loans have a government guarantee for credit losses, therefore, no ACL has been recorded for those loan balances. In order to quantify the credit risk impact of other trends and changes within the loan portfolio, the Company utilizes qualitative adjustments to the modeled estimated loss approaches. These qualitative adjustments include: changes in lending policies, procedures, and strategies; changes in nature and volume of portfolio; staff experience; changes in volume and trends in classified loans, delinquencies, and nonaccrual; concentration risk; trends in underlying collateral value; external factors such as competition, legal, regulatory; changes in quality of the loan review system; and economic conditions. In addition to this, the Company uses reasonable and supportable forecasts utilizing data from the FOMC’s median forecasts of change in national GDP and of national

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
unemployment. The FOMC’s forecast of GDP and unemployment for the next calendar year is used in conjunction with the most recent 4 quarters of historical data from FRED (Federal Reserve Economic Data) to determine changes in certain qualitative factors used in calculating loss rates.
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
The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The ACL on unfunded loan commitments is based on estimates of probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity and loss rates as determined for pooled funded loans. As of December 31, 2023 and December 31, 2022, the ACL for unfunded commitments recorded in other liabilities was $839 and $511, respectively.
The following table presents the activity in the ACL for unfunded commitments for the year ended December 31, 2023:

For the Year Ended
December 31, 2023
Balance at beginning of period	$511
Impact of adopting ASC 326	213
Provision for credit losses	115
Unfunded commitments charge-offs	—
Unfunded commitments recoveries	—
Balance at end of period	$839
The following tables present the recorded investment in nonaccrual loans and loans past due over 89 days still on accrual by loan segment at December 31, 2023 and December 31, 2022. In the following tables, the recorded investment does not include the government guaranteed balance.

December 31, 2023	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days Still Accruing(1)
Real estate - residential	$—	$4,654	$583
Real estate - commercial	—	1,159	—
Commercial and industrial	—	1,587	—
Consumer and other	—	—	282
Total	$—	$7,400	$865

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

December 31, 2022	Nonaccrual(1)	Loans Past Due Over 89 Days Still Accruing(1)
Real estate - commercial	$1,563	$—
Commercial and industrial	1,854	—
Consumer and other	—	254
Total	$3,417	$254
(1) Excludes nonaccrual loans accounted for under the fair value option. See Note 6. Fair Value for additional information.
A financial asset is considered collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraised value. The following table presents the amortized cost basis of individually analyzed collateral dependent loans by loan portfolio segment as of December 31, 2023:

	Type of Collateral	ACL
	Business Assets
Commercial and industrial	$390	$255

The following table presents the aging of the recorded investment in past due gross loans HFI at amortized cost at December 31, 2023 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$1,840	$5,184	$7,024	$257,102	$264,126
Real estate - commercial	2,870	791	3,661	289,934	293,595
Real estate - construction and land	—	—	—	26,272	26,272
Commercial and industrial	3,970	603	4,573	172,993	177,566
Commercial and industrial - PPP	—	—	—	3,202	3,202
Consumer and other	1,221	282	1,503	45,784	47,287
Total	$9,901	$6,860	$16,761	$795,287	$812,048
(1) $1,469 of balances 30-89 days past due and $638 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee. Of those loans, $261 of commercial and industrial PPP loans were delinquent as of December 31, 2023.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following table presents the aging of the recorded investment in past due gross loans HFI at amortized cost at December 31, 2022 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$719	$—	$719	$201,610	$202,329
Real estate - commercial	586	639	1,225	230,056	231,281
Real estate - construction and land	—	—	—	9,320	9,320
Commercial and industrial	1,927	1,760	3,687	190,956	194,643
Commercial and industrial - PPP	—	—	—	19,293	19,293
Consumer and other	669	254	923	36,365	37,288
Total	$3,901	$2,653	$6,554	$687,600	$694,154
(1) $1,803 of balances 30-89 days past due and $4,288 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee, and $3,675 of past due commercial and industrial PPP loans were primarily due to delinquencies from borrowers with only a PPP loan and no other Bank product. These borrowers were non-responsive to requests for forgiveness applications and payments, and applications were subsequently submitted to the SBA for their 100% guarantee purchase from the Bank.

Modifications to Borrowers Experiencing Financial Difficulty
For the year ended December 31, 2023, there were no loan modifications to borrowers experiencing financial difficulty and no loan modifications that subsequently defaulted during the period.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The table below sets forth gross credit exposure for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at December 31, 2023 and gross write offs for the year ended December 31, 2023:

					Revolving	Revolving
					Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year				Amortized	Converted
	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$94,092	$79,712	$50,985	$64,648	$2,439	$—	$291,876
Special mention	—	482	78	—	—	—	560
Substandard	—	195	31	933	—	—	1,159
Doubtful	—	—	—	—	—	—	—
Total real estate - commercial loans, at amortized cost, gross	$94,092	$80,389	$51,094	$65,581	$2,439	$—	$293,595
Gross write offs	$—	$101	$—	$7	$—	$—	$108

Real estate - construction and land
Risk Rating
Pass	$11,366	$12,755	$2,151	$—	$—	$—	$26,272
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total real estate - construction and land loans, at amortized cost, gross	$11,366	$12,755	$2,151	$—	$—	$—	$26,272
Gross write offs	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$51,212	$45,325	$13,807	$54,003	$10,750	$—	$175,097
Special mention	—	150	43	671	—	—	864
Substandard	—	1,004	14	587	—	—	1,605
Doubtful	—	—	—	—	—	—	—
Total commercial and industrial loans, at amortized cost, gross	$51,212	$46,479	$13,864	$55,261	$10,750	$—	$177,566
Gross write offs	$325	$1,543	$259	$4,113	$—	$—	$6,240

Commercial and industrial - PPP
Risk Rating
Pass	$—	$—	$135	$3,067	$—	$—	$3,202
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

					Revolving	Revolving
					Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year				Amortized	Converted
	2023	2022	2021	Prior	Cost Basis	to Term	Total
Total commercial and industrial - PPP loans, at amortized cost, gross	$—	$—	$135	$3,067	$—	$—	$3,202
Gross write offs	$—	$—	$—	$223	$—	$—	$223
The Company considers the performance of the loan portfolio to determine its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan by payment activity. The following table presents the amortized costs at December 31, 2023 in residential and consumer loans, gross based on payment activity as well as gross write offs for the year ended December 31, 2023.

					Revolving	Revolving
					Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year				Amortized	Converted
	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$31,377	$83,951	$24,524	$19,709	$99,328	$—	$258,889
Nonperforming	—	1,197	286	2,951	803	—	5,237
Total real estate - residential loans, at amortized cost, gross	$31,377	$85,148	$24,810	$22,660	$100,131	$—	$264,126
Gross write offs	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Payment Performance
Performing	$25,491	$19,390	$930	$204	$990	$—	$47,005
Nonperforming	—	258	24	—	—	—	282
Total consumer and other loans, at amortized cost, gross	$25,491	$19,648	$954	$204	$990	$—	$47,287
Gross write offs	$79	$3,182	$11	$8	$—	$—	$3,280
The table below sets forth credit exposure for the loan portfolio disaggregated by loan segment based on internally assigned risk ratings at December 31, 2022:

	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate - residential	$202,275	$—	$54	$—	$202,329
Real estate - commercial	227,367	2,351	1,563	—	231,281
Real estate - construction and land	9,320	—	—	—	9,320
Commercial and industrial	192,226	100	2,317	—	194,643
Commercial and industrial - PPP	19,293	—	—	—	19,293
Consumer and other	37,288	—	—	—	37,288
Loans HFI, at amortized cost, gross	$687,769	$2,451	$3,934	$—	$694,154

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the ALLL using incurred losses methodology. The following tables are disclosures related to loans in prior periods.
The following table presents the balance in the ALLL and the recorded investment in loans HFI at amortized cost, gross by loan segment and based on impairment method at December 31, 2022. The government guaranteed loan balances are included in the collectively evaluated for impairment balances.

	Real Estate- Residential	Real Estate- Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$74	$—	$499	$—	$—	$—	$573
Collectively evaluated for impairment	731	882	28	5,683	—	1,090	59	8,473
Total	$731	$956	$28	$6,182	$—	$1,090	$59	$9,046
Loans:
Individually evaluated for impairment	$—	$1,563	$—	$1,854	$—	$—	$—	$3,417
Collectively evaluated for impairment	202,329	229,718	9,320	192,789	19,293	37,288	—	690,737
Total HFI at amortized cost, gross	$202,329	$231,281	$9,320	$194,643	$19,293	$37,288	$—	$694,154
For purposes of the impaired loans by loan segment table above, the unpaid principal balance and recorded investment do not include the government guaranteed balance. The government guaranteed balances of impaired loans at December 31, 2022 were $6,797.
The following table presents information related to impaired loans HFI, at amortized cost by loan segment at and for the year ended December 31, 2022:

	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Real estate - residential	$—	$—	$—	$92	$—	$—
Real estate - commercial	1,489	1,489	—	1,642	15	15
Subtotal	1,489	1,489	—	1,734	15	15
With an allowance recorded:
Real estate - commercial	74	74	—	61	—	—
Commercial and industrial	1,854	1,854	949	1,726	—	—
Subtotal	1,928	1,928	949	1,787	—	—
Total	$3,417	$3,417	$949	$3,521	$15	$15
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
Government Guaranteed Loans HFI, at Fair Value: The Company has elected to account for certain government guaranteed loans HFI at fair value. Fair value is calculated based on the present value of estimated future payments (Level 3). The valuation model uses interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future payments. Whenever available, the present value is validated against available market data.
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
Government Guaranteed Loan Servicing Rights: The fair value of government guaranteed loan servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. There were no government guaranteed loan servicing rights carried at fair value at December 31, 2023 and December 31, 2022. On a quarterly basis, government guaranteed loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the cost. If the carrying amount exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value.
Assets measured at fair value on a recurring basis at December 31, 2023 are summarized below. There were no liabilities carried at fair value on a recurring basis at December 31, 2023.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$39,575	$—	$39,575
Government guaranteed loans HFI, at fair value	—	—	91,508	91,508

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Assets measured at fair value on a recurring basis at December 31, 2022 are summarized below. There were no liabilities carried at fair value on a recurring basis at December 31, 2022.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$42,349	$—	$42,349
Residential loans held for sale (1)	449	—	—	449
Government guaranteed loans HFI, at fair value	—	—	27,078	27,078
(1) Classified as assets from discontinued operations or liabilities from discontinued operations on the consolidated balance sheet.
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the reported periods.
Financial Instruments Recorded Using Fair Value Option
The Company has elected the fair value option for residential loans held for sale. These loans are intended for sale and are classified as assets from discontinued operations on the consolidated balance sheet. The Company believes that the fair value is the best indicator of the resolution of these loans. Interest income from discontinued operations is recorded based on the contractual term of the loan and in accordance with the Company’s policy on loans HFI. There were no residential loans held for sale as of December 31, 2023. None of the loans were 90 days or more past due or on nonaccrual at December 31, 2022.
The aggregate fair value, contractual balance, and gain at December 31, 2022 for residential loans held for sale from discontinued operations were as follows:

December 31, 2022
Aggregate fair value	$449
Contractual balance	434
Gain	$15
The total amounts of interest income from discontinued operations and losses from changes in fair value included in earnings for the years ended December 31, 2023 and December 31, 2022 for residential loans held for sale from discontinued operations were as follows:

	Year Ended December 31,
	2023	2022
Interest income	$1	$2,747
Change in fair value	(15)	(3,781)
Total loss	$(14)	$(1,034)
The Company also elected the fair value option for certain of its government guaranteed loans HFI as the Company believed that fair value was the best indicator of the resolution of those loans at that time. Depending on market conditions and liquidity needs of the Company, management determines whether it is advantageous to hold or sell government guaranteed loans on a loan-by-loan basis. The portion of these loans guaranteed by the government are generally readily marketable in the secondary market and the portion of the loans that are not guaranteed may be sold periodically to other third party financial institutions. Interest income on these loans is recorded based on the contractual term of the loan and in accordance with the Company’s policy on other loans HFI.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of HFI government guaranteed loans accounted for under the fair value option at December 31, 2023 and December 31, 2022.

	December 31, 2023
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$19,156	$19,219	$63	$—	$—	$—	$—	$—	$—
Commercial and industrial	68,777	72,289	3,512	585	485	(100)	182	162	(20)
Total loans HFI, at fair value	$87,933	$91,508	$3,575	$585	$485	$(100)	$182	$162	$(20)

	December 31, 2022
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$4,978	$4,919	$(59)	$—	$—	$—	$—	$—	$—
Commercial and industrial	21,223	22,159	936	—	—	—	—	—	—
Total loans HFI, at fair value	$26,201	$27,078	$877	$—	$—	$—	$—	$—	$—
(1) The nonaccrual and 90 days or more past due loan balances do not include the government guaranteed balance
The total amount of gains and losses from changes in fair value and interest income included in earnings for the years ended December 31, 2023 and December 31, 2022 for government guaranteed loans HFI, at fair value, were as follows:

	Year Ended December 31,
	2023	2022
Interest income	$5,254	$1,643
Change in fair value	15,718	4,756
Total gain	$20,972	$6,399
Changes in fair value for government guaranteed loans HFI, at fair value, were included in Government guaranteed loans fair value gain on the Consolidated Statements of Income.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The table below presents a reconciliation of government guaranteed loans HFI, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2023	2022
Balance of government guaranteed loans HFI at fair value, beginning of period	$27,078	$9,614
New government guaranteed originations at fair value	195,182	66,060
Loans sold	(139,784)	(49,716)
Principal payments	(6,686)	(3,587)
Charge-offs	—	(49)
Total gains during the period	15,718	4,756
Balance of government guaranteed loans HFI at fair value, end of period	$91,508	$27,078
The Company’s valuation of government guaranteed loans HFI, at fair value, was supported by an analysis prepared by an independent third party and approved by management. The approach to determine fair value involved several steps: 1) identifying each loan’s unique characteristics, including balance, payment type, term, coupon, age, and principal and interest payment; 2) projecting these loan level characteristics for the life of each loan; and 3) performing discounted cash flow modeling.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of government guaranteed loans HFI fall within Level 3 of the fair value hierarchy at December 31, 2023 and December 31, 2022:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
December 31, 2023
Government guaranteed loans HFI at fair value	$91,508	Discounted	Discount rate	7.36%-10.86% (8.74%)
		cash flow	Conditional prepayment rate	10.38%-15.69% (13.91%)
December 31, 2022
Government guaranteed loans HFI, at fair value	$27,078	Discounted	Discount rate	5.50%-10.00% (8.00%)
		cash flow	Conditional prepayment rate	8.66%-10.15% (8.95%)
The significant unobservable inputs impacting the fair value measurement of government guaranteed loans HFI, at fair value, include discount rates and conditional prepayment rates. Increases in discount rates or prepayment rates would result in a lower fair value measurement. Although the prepayment rate and discount rate are not directly interrelated, they -generally move in opposite directions. The discount rates and conditional prepayment rates were weighted by the relative principal balance outstanding of these loans.
Assets measured at fair value on a nonrecurring basis at December 31, 2023 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount
Individually evaluated loans	$135	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Assets measured at fair value on a nonrecurring basis at December 31, 2022 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount
Impaired loans	$1,355	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at December 31, 2023 and December 31, 2022 are as follows:

		December 31, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$58,385	$58,385	$66,046	$66,046
Time deposits in banks	2	4,646	4,561	4,881	4,714
Investment securities held to maturity	2	2,484	2,263	5,002	4,755
Nonmarketable equity securities, at cost	2	4,770	4,770	5,537	5,537
Loans HFI, at amortized cost	3	810,721	786,350	692,528	687,365
Accrued interest receivable (1)	2	7,130	7,130	4,454	4,454
Government guaranteed loan servicing rights	3	14,959	16,318	10,906	13,051
Mortgage loan servicing rights(2)	3	—	—	201	201
Liabilities:
Noninterest-bearing deposits	2	$93,708	$93,708	$93,235	$93,235
Interest-bearing transaction accounts	2	259,422	259,422	202,656	202,656
Savings and money market deposits	2	373,000	373,000	363,053	363,053
Time deposits	2	259,008	255,372	136,126	134,564
FRB and FHLB borrowings	2	10,000	10,000	25,000	25,000
Subordinated debentures	2	5,949	5,215	5,992	5,270
Notes payable	2	2,389	2,369	2,844	2,843
Accrued interest payable	2	882	882	704	704
(1) Includes balances of $2 classified as assets from discontinued operations on the consolidated balance sheet as of December 31, 2022.
(2) Classified as assets from discontinued operations on the consolidated balance sheet.
NOTE 7 – GOVERNMENT GUARANTEED LOAN SERVICING ACTIVITIES
At December 31, 2023 and December 31, 2022, the principal balance of government guaranteed loans, excluding PPP loans, retained by the Company was $395,877 and $300,219, respectively, of which $214,418 and $139,587 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of government guaranteed loans serviced for others requiring recognition of a servicing asset were $855,756 and $660,600 at December 31, 2023 and December 31, 2022, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Activity for government guaranteed loan servicing rights for the years ended December 31, 2023 and December 31, 2022 follows:

	Year Ended
	December 31, 2023	December 31, 2022
Beginning of period	$10,906	$6,407
Additions	8,560	7,757
Amortization	(4,507)	(3,258)
End of period	$14,959	$10,906
The fair value of government guaranteed loan servicing rights was $16,318 and $13,051 at December 31, 2023 and December 31, 2022, respectively. Fair value was determined using a weighted average discount rate of 14.50% and a weighted average prepayment speed of 11.42% at December 31, 2023. Fair value was determined using a weighted average discount rate of 14.88% and a weighted average prepayment speed of 9.93% at December 31, 2022. The government guaranteed loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain on sale of government guaranteed loans for the years ended December 31, 2023 and December 31, 2022:

	Year Ended
	December 31, 2023	December 31, 2022
Gain on sale of guaranteed portion of government guaranteed loans	$16,852	$14,512
Loss on sale of unguaranteed portion of government guaranteed loans	(759)	(411)
Costs recognized on sale of government guaranteed loans	(100)	(138)
Fair value of loan servicing rights created	8,560	7,757
Gain on sale of government guaranteed loans, net	$24,553	$21,720
NOTE 8 - PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022
Land and improvements	$6,491	$4,488
Building and improvements	22,557	13,131
Leasehold improvements	3,127	2,833
Furniture, fixtures, and equipment	7,205	6,520
Fixed assets in process	6,882	14,716
Total premises and equipment	46,262	41,688
Accumulated depreciation and amortization	(7,388)	(6,248)
Net premises and equipment (1)	$38,874	$35,440
(1)There were no premises and equipment assets classified as assets from discontinued operations as of December 31, 2023 or December 31, 2022.
Depreciation and amortization expense including expense from discontinued operations was $2,245 and $1,980 for the years ended December 31, 2023 and December 31, 2022, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 9 – LEASES
For the years ended December 31, 2023 and December 31, 2022, the components of total lease cost and supplemental information related to operating leases were as follows:

	Year Ended December 31,
	2023	2022
Operating lease cost	$1,202	$1,497
Short-term lease cost	(88)	419
Total lease cost, net (1)	$1,114	$1,916
(1) Includes lease costs reported as discontinued operations of $136 and $893 for the years ended December 31, 2023 and December 31, 2022, respectively.

	Year Ended December 31,
	2023	2022
Cash flows related to operating lease liabilities	$1,149	$1,546
Right-of-use assets obtained in exchange for new operating lease liabilities	—	627
At December 31, 2023, the weighted average discount rate of operating leases was 2.37% and the weighted average remaining life of operating leases was 3.14 years.
The future minimum lease payments for operating leases, subsequent to December 31, 2023, as recorded on the balance sheet, are summarized as follows:

2024	$1,105
2025	1,029
2026	832
2027	413
2028	—
Thereafter	—
Total undiscounted lease payments	$3,379
Less: imputed interest	(140)
Net lease liabilities	$3,239
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Based on the analysis, the Company concluded that the ROU assets for these offices were impaired and had a remaining ROU carrying value of $348 as of December 31, 2023. The analyses resulted in no additional impairment for the year ended December 31, 2023.
NOTE 10 - DEPOSITS
The amount of each of the following categories of deposits at December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023	December 31, 2022
Noninterest-bearing deposits	$93,708	$93,235
Interest-bearing transaction accounts	259,422	202,656
Money market accounts	355,946	345,200
Savings	17,054	17,853
Subtotal	726,130	658,944
Total time deposits	259,008	136,126
Total deposits	$985,138	$795,070
The aggregate amount of time deposits in denominations of $250 or more at December 31, 2023 and December 31, 2022 was approximately $107,969 and $55,278, respectively. At December 31, 2023 the scheduled maturities of total time deposits were as follows:

Year
2024	$173,887
2025	84,488
2026	64
2027	82
2028	487
Thereafter	—
Total	$259,008
NOTE 11 – OTHER BORROWINGS
At December 31, 2023, the Company had $10,000 of borrowings at 5.57% from the FHLB and no borrowings from the FRB. There were $25,000 of borrowings at 4.50% from the FRB and no borrowings from the FHLB at December 31, 2022.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the bank were to obtain would be secured by a blanket lien on $285,852 of real estate-related loans as of December 31, 2023. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to
$153,456 from the FHLB at December 31, 2023.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $57,696 of commercial loans as of December 31, 2023. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to $40,428 from the FRB at December 31, 2023.
In June 2021, the Company issued $6,000 of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5,949 and $5,992 at December 31, 2023 and December 31, 2022, respectively.
The Company has a term note with quarterly principal and interest payments with interest at Prime (8.50% at December 31, 2023). The note matures on March 10, 2029 and the balance of the note was $2,389 and $2,844 at December 31, 2023 and December 31, 2022, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note. As of December 31, 2023, the Company was in compliance with all financial debt covenants.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 12 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock grants and stock options. Total compensation cost charged against income related to the Equity Plan was $651 and $763 for the years ended December 31, 2023 and December 31, 2022, respectively.
Restricted Stock
The Company awarded shares of restricted common stock to certain employees and non-employee directors for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.
A summary of changes in the Company’s nonvested restricted shares for the years ended December 31, 2023 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2023	22,000	$21.52
Granted	46,175	18.30
Vested	(13,935)	(20.01)
Forfeited	(2,045)	(19.41)
Nonvested at December 31, 2023	52,195	$18.75
At December 31, 2023, there was $454 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 3.2 years. The total fair value of shares vested during the years ended December 31, 2023 and December 31, 2022 was $252 and $209, respectively.
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
A summary of the activity in the Equity Plan for the year ended December 31, 2023 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	405,688	$15.67
Exercised	(30,375)	(15.71)
Forfeited	(8,280)	(15.46)
Outstanding at December 31, 2023	367,033	$15.68	5.67	$—
Vested and exercisable at December 31, 2023	322,902	$15.79	5.53	$—

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
There were no options granted during the years ended December 31, 2023 or December 31, 2022. Total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan was $56 at December 31, 2023. This cost is expected to be recognized over a weighted average period of 1.62 years.
NOTE 13 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. During the year ended December 31, 2023, 10,589 shares were purchased at an average price of $14.98. During the year ended December 31, 2022, 15,290 shares were purchased at an average price of $17.22.
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the years ended December 31, 2023 and December 31, 2022 was $27 and $87, respectively.
The Company has a Salary Continuation Agreement (the “Agreement”) with the Company’s retired CEO. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. The liability recorded for the Agreement was $351 and $336 at December 31, 2023 and December 31, 2022, respectively, and the related expense for the years ended December 31, 2023 and December 31, 2022 was $15 and $23, respectively. Payments are expected to begin in July 2024 from the retirement of the CEO on December 31, 2023.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of each employee’s salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. However, there was no match of contributions in 2023. Expense recognized in relation to the 401(k) plan was $906 and $1,580 for the years ended December 31, 2023 and December 31, 2022, respectively. The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the plan.
The Company has an ESOP for eligible employees. Each year, the Company’s Board of Directors may approve a discretionary percentage of employees’ salaries to be contributed to the ESOP for eligible employees. In 2021, the ESOP trust acquired 14,154 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 8,493 unallocated shares with a fair value of $111 and 11,323 unallocated shares with a fair value of $197 remaining as of December 31, 2023 and December 31, 2022, respectively. The ESOP trust’s outstanding loan, which is secured by the unallocated shares, bears a fixed interest rate equal to Prime Rate as of the note date, which was 3.25%. The note requires an annual payment of principal and interest through December 2026. The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the ESOP. As a result of the exit of affected participants from the plan, the plan acquired 23,383 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 18,706 unallocated shares with a fair value of $244 remaining as of December 31, 2023. The ESOP trust was issued a five year loan bearing an interest rate equal to Prime Rate as of the note date, which was 8.25% and adjusts annually as of the first day of each succeeding calendar year to reflect the Prime Rate as of the first business day of the calendar year. The note requires an annual payment of principal and interest through December 2027. The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The Board did not approve any contributions in 2023 and 2022. There was $133 and $71 of expense related to the ESOP for the years ended December 31, 2023 and December 31, 2022, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 14 – INCOME TAXES
Income tax expense (benefit) for the years ended December 31, 2023 and December 31, 2022 was as follows:

	2023	2022
Current tax provision from continuing operations:
Federal	$—	$820
State	—	316
Total current tax provision from continuing operations	—	1,136
Deferred expense (benefit) from continuing operations:
Federal	1,758	430
State	361	(6)
Total deferred expense from continuing operations	2,119	424
Income tax expense from continuing operations	2,119	1,560
Income tax benefit from discontinued operations	(70)	$(1,932)
Total	$2,049	$(372)
The effective tax rate differed from the federal statutory rate of 21% in 2023 and 2022 as follows:

	2023	2022
Federal tax based on federal corporate statutory rate	$1,698	$1,478
State tax, net of federal effect	361	250
Changes resulting from:
BOLI income	(134)	(129)
Nondeductible Expenses	141	111
Other, net	53	(150)
Income tax expense from continuing operations	2,119	1,560
Income tax expense (benefit) from discontinued operations	(70)	(1,932)
Total income tax expense (benefit)	$2,049	$(372)

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Deferred tax assets and liabilities at December 31, 2023 and December 31, 2022 were due to the following:

	2023	2022
Deferred tax assets:
Allowance for credit losses	$3,636	$2,379
Net operating loss carryforward	2,161	2,577
Deferred loan fees	226	216
Discount on loans sold	643	826
Unrealized loss on available for sale securities	1,041	1,301
Operating lease liabilities	821	1,177
Accrued bonuses	393	256
Other	1,202	621
Total gross deferred tax assets	10,123	9,353
Deferred tax liabilities:
Fair value adjustments on HFI government guaranteed loans and HFS loans	(906)	(221)
Government guaranteed loan servicing rights	(3,794)	(2,764)
Deferred loan costs	(3,956)	(2,889)
Right-of-use operating lease assets	(701)	(930)
Depreciation	(1,248)	(1,516)
Other	—	(53)
Total gross deferred tax liabilities	(10,605)	(8,373)
Net deferred tax asset (liabilities)	$(482)	$980
At December 31, 2023, the Company had $1,787 of federal net operating loss carryforward and $374 of state net operating loss carryforward. At December 31, 2022, the Company had $2,215 of federal net operating loss carryforward and $362 of state net operating loss carryforward. The net operating loss carryforwards do not expire.
The Company and its subsidiary file a consolidated U.S. Corporation federal income tax return which is subject to examination by taxing authorities for years 2020 and later. There were no unrecognized tax benefits at December 31, 2023, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense when applicable. The Company did not record any interest and penalties for 2023 and 2022.
NOTE 15 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met all capital adequacy requirements to which it was subject at December 31, 2023 and December 31, 2022.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s classification.
In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and included a transition option that allows banking organizations to phase in, over a three year period, the day one adverse effects of adoption on their regulatory capital ratios (three year transition option). In connection with the adoption of ASC

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
326 on January 1, 2021, the Company recognized an after-tax cumulative effect reduction to retained earnings. The Company elected to adopt the three year transition option and the deferral has been applied in capital ratios presented below. Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2023:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$114,256	13.03%	$70,169	8.00%	$87,711	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$103,274	11.77%	$52,627	6.00%	$70,169	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$103,274	11.77%	$39,470	4.50%	$57,012	6.50%
Tier 1 Capital
(to Average Assets)	$103,274	9.38%	$44,024	4.00%	$55,030	5.00%
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2022:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$108,307	15.00%	$57,767	8.00%	$72,209	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$99,269	13.75%	$43,325	6.00%	$57,767	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$99,269	13.75%	$32,494	4.50%	$46,936	6.50%
Tier 1 Capital
(to Average Assets)	$99,269	10.79%	$36,816	4.00%	$46,020	5.00%
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 16 – MORTGAGE BANKING ACTIVITIES - DISCONTINUED OPERATIONS
The following table presents the components of the residential loan fee income from discontinued operations for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2023	2022
Net gain realized on sale of residential loans held for sale	$13	$19,838
Net change in fair value recognized on residential loans held for sale	(15)	(3,781)
Net change in fair value recognized on interest rate lock commitments	—	(1,437)
Net change in fair value recognized on mandatory and best efforts forward sales contracts	—	12,620
Mortgage banking fees	—	4,162
Residential loan fee income from discontinued operations	$(2)	$31,402
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
There were no mortgage banking derivatives outstanding as of December 31, 2023. The following table reflects the amount and fair value of mortgage banking derivatives included in the assets and liabilities from discontinued operations on the Consolidated Balance Sheets at December 31, 2022:

	December 31, 2022
	Notional Amount	Fair Value
Included in other assets from discontinued operations:
Best efforts forward sales contracts	$221	$—
NOTE 17 – RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates during 2023 and 2022 were as follows:

	2023	2022
Balance at January 1	$5,649	$7,314
New loans	38	576
Repayments	(645)	(638)
Effect of changes in composition of related parties	—	(1,603)
Balance at December 31	$5,042	$5,649
Deposits from principal officers, directors, and their affiliates at December 31, 2023 and December 31, 2022 were $8,337 and $5,518, respectively.
The Company leases a portion of an office building from a related party of a Company Director. Rent payments related to these leases amounted to $709 and $647 for the years ended December 31, 2023 and December 31, 2022.
The Company entered into transactions during the normal course of business with an insurance agency that is a related party of a Company Director. Payments to the insurance agency amounted to $405 and $316 for the years ended December 31, 2023 and December 31, 2022.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 18 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
The contractual amounts of financial instruments with off-balance sheet risk at December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022
Unfunded loan commitments	$7,392	$23,512
Unused lines of credit	178,440	134,366
Standby letters of credit	186	244
All unused lines of credit at December 31, 2023 and December 31, 2022 were variable rate lines of credit and the majority of unfunded loan commitments at December 31, 2023 and December 31, 2022 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At December 31, 2023 and December 31, 2022, ACL for off-balance sheet loan commitments totaled $839 and $511, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
`NOTE 19 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2023	2022
Basic:
Income from continuing operations	$5,915	$5,478
Loss from discontinued operations	(213)	(5,827)
Net income (loss)	5,702	(349)
Less: Preferred stock dividends	965	832
Net income available to (loss attributable to) common shareholders	$4,737	$(1,181)
Weighted average common shares outstanding	4,100,114	4,020,933

Basic earnings (loss) per common share:
Continuing operations	$1.21	$1.16
Discontinued operations	(0.05)	(1.45)
Total	$1.16	$(0.29)

Diluted:
Income from continuing operations	$5,915	$5,478
Loss from discontinued operations	(213)	(5,827)
Net income (loss)	5,702	(349)
Less: Preferred stock dividends	965	832
Add: Series B preferred stock dividends	389	257
Net income available to (loss attributable to) common shareholders	$5,126	$(924)
Weighted average common shares outstanding for basic earnings per common share	4,100,114	4,020,933
Add: Dilutive effects of conversion of Series B preferred stock to common stock	481,099	155,692
Add: Dilutive effects of assumed exercises of stock options and warrants	604	44,000
Average shares and dilutive potential common shares	4,581,817	4,220,625

Diluted earnings (loss) per common share:
Continuing operations	$1.17	$1.16
Discontinued operations	(0.05)	(1.38)
Total	$1.12	$(0.22)
The following securities outstanding at December 31, 2023 and December 31, 2022 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of earnings (loss) per share are antidilutive:

	Year Ended December 31,
	2023	2022
Common stock options	372,892	1,500

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 20 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of BayFirst Financial Corp. follows:

BALANCE SHEETS - PARENT COMPANY
	December 31,
	2023	2022
Assets:
Cash on deposit with subsidiary	$954	$559
Loans to bank subsidiary	17	52
Loans HFI, at amortized cost	—	36
Investment in subsidiary	107,737	100,225
Other assets	911	146
Total Assets	$109,619	$101,018
Liabilities:
Subordinated debentures	$5,949	$5,992
Notes payable	2,389	2,844
Accrued interest payable	13	14
Accrued expenses and other liabilities	561	284
Total liabilities	8,912	9,134
Stockholders' equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding; aggregate liquidation preference of $3,210	3,123	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 6,446 shares issued and outstanding at December 31, 2023 and no shares issued and outstanding at December 31, 2022; aggregate liquidation preference of $6,446 at December 31, 2023	6,446	—
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,110,470 and 4,042,474 shares issued and outstanding	54,521	53,023
Accumulated other comprehensive loss, net	(2,981)	(3,724)
Unearned compensation	(958)	(178)
Retained earnings	34,395	33,479
Total stockholders' equity	100,707	91,884
Total liabilities and stockholders' equity	$109,619	$101,018

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

STATEMENTS OF INCOME - PARENT COMPANY
	For the Year Ended December 31,
	2023	2022
Income:
Dividend and interest income from bank subsidiary	$2,525	$1,764
Expense:
Interest expense	496	430
Other expenses	993	1,436
Total expense	1,489	1,866
Income (loss) before taxes and equity in earnings of subsidiary	1,036	(102)
Income tax benefits	(376)	(435)
Income before equity in earnings of subsidiary	1,412	333
Equity in undistributed earnings of subsidiary	4,290	(682)
Net income (loss)	$5,702	$(349)

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

STATEMENTS OF CASH FLOWS - PARENT COMPANY
	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$5,702	$(349)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in earnings (loss) from subsidiary	(4,290)	682
Amortization of debt issuance costs	7	7
Change in other assets	(765)	12
Change in other liabilities and accrued interest payable	255	(234)
Net cash from operating activities	909	118
Cash flows from investing activities:
Loan origination and payments, net	36	—
Capital infusion to subsidiaries	(4,335)	—
Net cash from investing activities	(4,299)	—
Cash flows from financing activities:
Net increase of loans to bank subsidiary	35	(52)
Payments on notes payable	(455)	(455)
Repayment of subordinated debt	(50)	—
Proceeds from issuance of preferred stock, net	6,446	—
Proceeds from sale of common stock, net	289	509
Share buyback - redeemed stock	(13)	(49)
ESOP contribution	—	71
Unearned ESOP shares allocation	(189)	(15)
Dividends paid on common stock	(1,313)	(1,287)
Dividends paid on preferred stock	(965)	(832)
Net cash from financing activities	3,785	(2,110)
Net change in cash	395	(1,992)
Cash at beginning of year	559	2,551
Cash at end of year	$954	$559

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of December 31, 2023, the last day of the period covered by this Annual Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2023, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is set forth under the headings “Proposal 1 – Election of Directors”, “Meetings”, and “Nominating Committee” appearing in the Company’s Proxy Statement for the 2024 annual meeting of shareholders to be filed within 120 days after December 31, 2023, which is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this item is set forth under the headings "Executive and Director Compensation” appearing in the Company's Proxy Statement for the 2024 annual meeting of shareholders to be filed within 120 days after December 31, 2023, which is incorporated herein by reference.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under the equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2023. The Company does not have any outstanding warrants. Additional information regarding stock incentive plans is presented in Note 11 to the consolidated financial statements included pursuant to Item 8 to this Form 10-K.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	367,033	$15.68	98,459
Equity compensation plans not approved by security holders	—	—	—
Total	367,033	$15.68	98,459
Other information required by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” appearing in the Company’s Proxy Statement for the 2024 annual meeting of shareholders to be filed within 120 days after December 31, 2023, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the headings “Transactions with Related Persons” and “Director Independence” appearing in the Company’s Proxy Statement for the 2024 annual meeting of shareholders to be filed within 120 days after December 31, 2023, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item is set forth under the heading "Fees Paid to Auditors” and “Audit Committee Report" appearing in the Company's Proxy Statement for the 2024 annual meeting of shareholders to be filed with the SEC within 120 days after December 31, 2023, which is incorporated herein by reference. The Independent Registered Public Accounting Firm is FORVIS, LLP (PCAOB Firm ID No. 686) located in Tampa, Florida.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Part IV
ITEM 15. EXHIBITS
(a)Exhibits.

Exhibit Number	Exhibit Name
*3.1	Amended and Restated Articles of Incorporation
*3.2	Bylaws
*3.3	Amendment to Bylaws, dated August 22, 2019
*4.1	Form of common stock certificate
*4.2	Form of Series A Preferred Stock certificate
*4.3	Form of Series B Convertible Preferred Stock certificate
*4.4	Form of Series C Cumulative Convertible Preferred Stock certificate
*10.1	Amended and Restated 2017 Equity Incentive Plan
*10.2	Form of Stock Option Agreement under Amended and Restated 2017 Equity Incentive Plan
*10.3	Form of Restricted Stock Award Grant Notice under Amended and Restated 2017 Equity Incentive Plan
*10.4	Form of Restricted Stock Unit Award Grant Notice under Amended and Restated 2017 Equity Incentive Plan
*10.5	Amended and Restated Dividend Reinvestment and Stock Purchase Plan
*10.6	2015 Non-Qualified Employee Stock Purchase Plan Amended and Restated, dated January 25, 2022
*10.7	First Amendment to 2015 Non-Qualified Employee Stock Purchase Plan
*10.8	Business Loan Agreement with First National Bankers Bank, dated March 10, 2021
*10.9	Form of 4.5% Fixed-to-Floating Subordinated Note Due 2021 issued on June 30, 2021
*10.10	Employment Agreement with Thomas G. Zernick, dated October 20, 2021
*10.11	Employment Agreement with Robin L. Oliver, dated October 20, 2021
*10.12	Employment Agreement with Scott J. McKim, dated July 24, 2023
*14.1	Code of Ethics
*21.1	Subsidiaries of Registrant
23.1	Consent of FORVIS LLP
31.1	Principal Executive Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
31.2	Principal Financial Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
97	Executive Incentive Compensation Clawback Policy
101
Financial information from the Company’s Annual Report on Form 10-K for the year ended
December 31, 2023, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

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

BAYFIRST FINANCIAL CORP.

Date:	March 28, 2024

By:	/s/ Thomas G. Zernick
Thomas G. Zernick
Chief Executive Officer (Principal Executive Officer)

Date:	March 28, 2024

By:	/s/ Scott J. McKim
Scott J. McKim
Chief Financial Officer (Principal Financial Officer)

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Derek S. Berset Derek S. Berset	Director	3/28/2024
/s/ Mark S. Berset Mark S. Berset	Director	3/28/2024
/s/ Dennis R. DeLoach, III Dennis R. DeLoach, III	Director	3/28/2024
/s/ Alexander Harris Alexander Harris	Director	3/28/2024
/s/ Tarek Helal Tarek Helal	Director	3/28/2024
/s/ Anthony N. Leo Anthony N. Leo	Director	3/28/2024
/s/ Scott J. McKim Scott J. McKim	Chief Financial Officer (Principal Financial Officer)	3/28/2024
/s/ Christos Politis, M.D. Christos Politis, M.D.	Director	3/28/2024
/s/ Anthony Saravanos Anthony Saravanos	Director	3/28/2024
/s/ Bradly W. Spoor Bradly W. Spoor	Director	3/28/2024
/s/ Rhonda S. Tudor Rhonda S. Tudor	Chief Accounting Officer (Principal Accounting Officer)	3/22/2024
/s/ Sheryl WuDunn Sheryl WuDunn	Director	3/28/2024
/s/ Thomas G. Zernick Thomas G. Zernick	Chief Executive Officer and Director (Principal Executive Officer)	3/28/2024
/s/ Barbara Zipperian Barbara Zipperian	Director	3/28/2024