Form 10-Q
period 2024-03-31
BayFirst Financial Corp.
filed 2024-05-13
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 4,134,459 shares of common stock as of May 7, 2024.

BayFirst Financial Corp.

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

ACL: Allowance for Credit Losses	FFIEC: Federal Financial Institutions Examination Council
AFS: Available for Sale	FHLB: Federal Home Loan Bank
AIO: Architecture, Infrastructure, and Operations	FNBB: First National Bankers Bank
ALCO: Asset-Liability Committee	FOMC: Federal Open Market Committee
AOCI: Accumulated Other Comprehensive Income	FRB: Federal Reserve Bank
ASC: FASB Accounting Standards Codification	FVO: Fair Value Option
ASU: FASB Accounting Standards Update	GAAP: Generally Accepted Accounting Principles
BHCA: Bank Holding Company Act of 1956, as amended	HFI: Held for Investment
BOLI: Bank Owned Life Insurance	HTM: Held to Maturity
BSA: Bank Secrecy Act of 1970	IRA: Individual Retirement Account
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	ISO: Information Security Officer
CBLR: Community Bank Leverage Ratio	IT: Information Technology
CDARS: Certificate of Deposit Account Registry Services	JOBS Act: Jumpstart Our Business Startups Act of 2012
CECL: Current Expected Credit Losses	LGD: Loss Given Default
CEO: Chief Executive Officer	LHFS: Loans Held for Sale
CET1: Common Equity Tier 1 Capital	MMDA: Money Market Deposit Account
CFPB: Consumer Financial Protection Bureau	NOW: Negotiable Order of Withdrawal
C&I: Commercial and Industrial	NSPP: Non-Qualified Stock Purchase Plan
CRO: Chief Risk Officer	OCC: Office of the Comptroller of the Currency
CTO: Chief Technology Officer	OREO: Other Real Estate Owned
DEI: Diversity, Equity, and Inclusion	OTTI: Other-Than-Temporary Impairment
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	PCAOB: Public Company Accounting Oversight Board
DRIP: Dividend Reinvestment Plan	PD: Probability of Default
EGC: Emerging Growth Company	PPP: Paycheck Protection Program
EPS: Earnings per Share	PPPLF: Paycheck Protection Program Liquidity Facility
Equity Plan: The Amended and Restated 2017 Equity Incentive Plan	ROU: Right of Use
ESG: Environmental, Social, and Governance	SBA: Small Business Administration
ESOP: Employee Stock Ownership Plan	SEC: U.S. Securities and Exchange Commission
ESPP: Employee Stock Purchase Plan	SOFR: Secured Overnight Financing Rate
Exchange Act: Securities Exchange Act of 1934	U.S.: United States
FASB: Financial Accounting Standards Board	USDA: United States Department of Agriculture
FBCA: Florida Business Corporation Act	USDA B&I: United States Department of Agriculture Business and Industry
FDIA: Federal Deposit Insurance Act	WARM: Weighted Average Remaining Life
FDIC: Federal Deposit Insurance Corporation

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Part I - Financial Information
Item 8. Financial Statements

	March 31, 2024	December 31, 2023	(1)
ASSETS	(Unaudited)
Cash and due from banks	$4,425	$4,099
Interest-bearing deposits in banks	53,080	54,286
Cash and cash equivalents	57,505	58,385
Time deposits in banks	3,000	4,646
Investment securities available for sale, at fair value (amortized cost: $46,816 and $43,597 at March 31, 2024 and December 31, 2023, respectively)	42,514	39,575
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $14 and $17 (fair value: $2,352 and $2,263 at March 31, 2024 and December 31, 2023, respectively)	2,487	2,484
Nonmarketable equity securities	5,228	4,770
Government guaranteed loans held for sale	2,226	—
Government guaranteed loans HFI, at fair value	77,769	91,508
Loans HFI, at amortized cost, net of allowance for credit losses of $13,906 and $13,497 at March 31, 2024 and December 31, 2023, respectively	843,193	810,721
Accrued interest receivable	7,625	7,130
Premises and equipment, net	39,327	38,874
Loan servicing rights	15,742	14,959
Right-of-use operating lease assets	2,499	2,416
Bank owned life insurance	25,974	25,800
Other assets	18,805	16,150
Assets from discontinued operations	300	348
Total assets	$1,144,194	$1,117,766
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$96,977	$93,708
Interest-bearing transaction accounts	250,478	259,422
Savings and money market deposits	391,915	373,000
Time deposits	267,945	259,008
Total deposits	1,007,315	985,138
FHLB borrowings	15,000	10,000
Subordinated debentures	5,950	5,949
Notes payable	2,276	2,389
Accrued interest payable	1,598	882
Operating lease liabilities	2,673	2,619
Deferred income tax liabilities	728	482
Accrued expenses and other liabilities	7,496	8,980
Liabilities from discontinued operations	529	620
Total liabilities	1,043,565	1,017,059

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS CONTINUED
(Dollars in thousands, except per share data)

	March 31, 2024	December 31, 2023	(1)
Shareholders’ equity:	(Unaudited)
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at March 31, 2024 and December 31, 2023; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at March 31, 2024 and December 31, 2023; aggregate liquidation preference of $3,210	3,123	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 6,446 shares issued and outstanding at March 31, 2024 and December 31, 2023; aggregate liquidation preference of $6,446	6,446	6,446
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,134,914 and 4,110,470 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	54,776	54,521
Accumulated other comprehensive loss, net	(3,188)	(2,981)
Unearned compensation	(1,192)	(958)
Retained earnings	34,503	34,395
Total shareholders’ equity	100,629	100,707
Total liabilities and shareholders’ equity	$1,144,194	$1,117,766
(1) Derived from audited consolidated financial statements

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Interest income:
Loans, including fees	$18,228	$13,071
Interest-bearing deposits in banks and other	959	1,180
Total interest income	19,187	14,251
Interest expense:
Deposits	10,215	4,923
Borrowings	230	275
Total interest expense	10,445	5,198
Net interest income	8,742	9,053
Provision for credit losses	4,058	1,942
Net interest income after provision for credit losses	4,684	7,111
Noninterest income:
Loan servicing income, net	795	740
Gain on sale of government guaranteed loans, net	8,089	4,409
Service charges and fees	444	379
Government guaranteed loans fair value gain	3,305	3,574
Other noninterest income	1,635	346
Total noninterest income	14,268	9,448
Noninterest expense:
Salaries and benefits	8,005	7,835
Bonus, commissions, and incentives	1,571	804
Occupancy and equipment	1,110	1,163
Data processing	1,560	1,347
Marketing and business development	588	665
Professional services	1,349	897
Loan origination and collection	1,719	1,495
Employee recruiting and development	597	568
Regulatory assessments	282	99
Other noninterest expense	992	539
Total noninterest expense	17,773	15,412
Income from continuing operations before income taxes	1,179	1,147
Income tax expense from continuing operations	296	280
Net income from continuing operations	883	867

Loss from discontinued operations before income taxes	(78)	(170)
Income tax benefit from discontinued operations	(19)	(42)
Net loss from discontinued operations	(59)	(128)

Net income	824	739
Preferred stock dividends	385	208
Net income available to common shareholders	$439	$531

BAYFIRST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME CONTINUED (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Basic earnings (loss) per common share:
Continuing operations	$0.12	$0.16
Discontinued operations	(0.01)	(0.03)
Total basic earnings per common share	$0.11	$0.13

Diluted earnings (loss) per common share:
Continuing operations	$0.12	$0.16
Discontinued operations	(0.01)	(0.03)
Total diluted earnings per common share	$0.11	$0.13
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$824	$739
Net unrealized gains (losses) on investment securities available for sale	(274)	732
Deferred income tax (expense) benefit	67	(190)
Other comprehensive income (loss), net	(207)	542
Comprehensive income	$617	$1,281
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2023	$6,161	$3,123	$—	$52,845	$(3,724)	$33,479	$91,884
Net loss	—	—	—	—	—	739	739
Impact of ASC 326 Adoption	—	—	—	—	—	(2,508)	(2,508)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	83	—	—	83
Dividend reinvestment plan	—	—	—	84	—	—	84
Exercise of stock options, net	—	—	—	(34)	—	—	(34)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	51	—	—	51
Stock option expense	—	—	—	34	—	—	34
Other comprehensive income, net	—	—	—	—	542	—	542
Dividends declared on:
Preferred stock	—	—	—	—	—	(208)	(208)
Common stock ($0.08 per share)	—	—	—	—	—	(328)	(328)
Balance at March 31, 2023	$6,161	$3,123	$—	$53,063	$(3,182)	$31,174	$90,339

Balance at January 1, 2024	$6,161	$3,123	$6,446	$53,563	$(2,981)	$34,395	$100,707
Net income	—	—	—	—	—	824	824
Unearned ESOP shares allocation	—	—	—	(44)	—	—	(44)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	52	—	—	52
Stock option expense	—	—	—	13	—	—	13
Other comprehensive loss, net	—	—	—	—	(207)	—	(207)
Dividends declared on:			—
Preferred stock	—	—	—	—	—	(385)	(385)
Common stock ($0.08 per share)	—	—	—	—	—	(331)	(331)
Balance at March 31, 2024	$6,161	$3,123	$6,446	$53,584	$(3,188)	$34,503	$100,629

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income from continuing operations	$883	$867
Net loss from discontinued operations	(59)	(128)
Net income	824	739
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets	551	533
Net securities premium amortization	30	20
Amortization of debt issuance costs	1	2
Amortization of premium on loans purchased, net	232	42
Provision for credit losses	4,058	1,942
Accretion of discount on unguaranteed loans	(590)	(481)
Deferred tax expense	288	283
Origination of government guaranteed loans held for sale	(2,226)	(1,174)
Proceeds from sales of government guaranteed loans held for sale	134,029	76,882
Net gains on sales of government guaranteed loans	(8,089)	(4,409)
Change in fair value of government guaranteed loans HFI, at fair value	(3,305)	(3,574)
Amortization of loan servicing rights	1,395	878
Non-qualified stock purchase plan expense	7	7
Stock based compensation expense	65	85
Income from bank owned life insurance	(174)	(154)
Changes in:
Accrued interest receivable	(495)	(1,095)
Other assets	(2,309)	(581)
Accrued interest payable	716	156
Other liabilities	(1,430)	(5,009)
Net cash provided by operating activities of continuing operations	123,637	65,220
Net cash used in operating activities of discontinued operations	(102)	(13)
Net cash provided by operating activities	123,535	65,207
Cash flows from investing activities:
Purchase of investment securities available for sale	(4,458)	—
Principal payments on investment securities available for sale	1,215	608
Principal payments on investment securities held to maturity	—	2,518
Net purchase of nonmarketable equity securities	(458)	(1,078)
Maturity of time deposits in banks	1,646	—
Purchase of government guaranteed and consumer loans	(629)	(35,640)
Loan (originations) and payments, net	(147,024)	(100,429)
Purchase of premises and equipment	(1,004)	(2,873)
Net cash used in investing activities	(150,712)	(136,894)

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (UNAUDITED) (Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Net change in deposits	22,177	137,831
Net increase in short-term borrowings	5,000	—
Payments on notes payable	(113)	(113)
Proceeds from issuance of common stock for benefit plans, net	(7)	126
Unearned ESOP shares	(44)	—
Dividends paid on common stock	(331)	(328)
Dividends paid on preferred stock	(385)	(208)
Net cash provided by financing activities	26,297	137,308
Net change in cash and cash equivalents	(880)	65,621
Cash and cash equivalents, beginning of period	58,385	66,046
Cash and cash equivalents, end of period	$57,505	$131,667
Supplemental cash flow information
Interest paid	$9,729	$5,042
Income taxes paid	9	2
Supplemental noncash disclosures
Impact to retained earnings from adoption of ASC 326, net of tax	—	2,508
Net change in unrealized holding gains (losses) on investment securities available for sale, net of tax effect	(207)	542
Transfer of government guaranteed loans HFI to loans HFS	128,118	74,070
Transfer of loans HFI to OREO	404	—
Recognition of right of use asset and operating lease liability	263	—
See accompanying notes.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include BayFirst Financial Corp. and its wholly owned subsidiary, BayFirst National Bank, together referred to as “the Company”.
These unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles followed within the financial services industry for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information or notes required for complete financial statements. The consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements of BayFirst Financial Corp. for that period.
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
Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2023 in the Company’s Annual Report filed on Form 10-K. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The most significant estimates relate to the ACL, government guaranteed loan servicing rights, and fair value of government guaranteed loans HFI.
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
Contingencies: Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2024. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2024 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
NOTE 2 – DISCONTINUED OPERATIONS
During the third quarter of 2022, the Company discontinued the Bank’s nationwide residential mortgage loan production operations. The decision was based on a number of strategic priorities and other factors, including the precipitous decline in mortgage volumes and the uncertain outlook for mortgage lending over future periods. As a result of these actions, the Company classified the operations of the residential mortgage lending division as discontinued under ASC 205-20. The Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows present discontinued operations for the current periods and retrospectively for prior periods.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following is a summary of the assets and liabilities of the discontinued operations of the residential mortgage lending division at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Assets
Right-of-use operating lease asset	$300	$348
Total assets	$300	$348
Liabilities
Operating lease liability	$529	$620
Total liabilities	$529	$620
The following presents operating results of the discontinued operations of the residential mortgage lending division for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
	2024	2023
Interest income	$—	$1
Noninterest expense	78	171
Loss from discontinued operations before income taxes	(78)	(170)
Income tax benefit	(19)	(42)
Net loss from discontinued operations	$(59)	$(128)
NOTE 3 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale and investment securities held to maturity at March 31, 2024 and December 31, 2023 as well as the ACL for investment securities held to maturity at March 31, 2024 and December 31, 2023 are summarized as follows:

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$7,263	$—	$(55)	$7,208
Mortgage-backed securities:
U.S. Government-sponsored enterprises	8,139	—	(643)	7,496
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	20,084	—	(3,667)	16,417
Corporate bonds	11,330	63	—	11,393
Total investment securities available for sale	$46,816	$63	$(4,365)	$42,514

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$1	$—	$—	$1	$—
Corporate bonds	2,500	—	(149)	2,351	14
Total investment securities held to maturity	$2,501	$—	$(149)	$2,352	$14

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$8,041	$6	$(114)	$7,933
Mortgage-backed securities:
U.S. Government-sponsored enterprises	3,842	—	(606)	3,236
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	20,382	—	(3,284)	17,098
Corporate bonds	11,332	—	(24)	11,308
Total investment securities available for sale	$43,597	$6	$(4,028)	$39,575

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$1	$—	$—	$1	$—
Corporate bonds	2,500	—	(238)	2,262	17
Total investment securities held to maturity	$2,501	$—	$(238)	$2,263	$17
`
The amortized cost and fair value of investment securities as of March 31, 2024 are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One to five years	$11,330	$11,393	$1,500	$1,444
Five to ten years	4,458	4,458	1,000	907
Beyond ten years	31,028	26,663	1	1
Total	$46,816	$42,514	$2,501	$2,352
No ACL for investment securities AFS was needed at March 31, 2024 or December 31, 2023. Declines in the fair value of the AFS investment portfolio are believed by management to be temporary in nature. When evaluating an investment for credit loss, management considers, among other things, the length of time and the extent to which the fair value has been in a loss position; the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At March 31, 2024, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.
As of March 31, 2024, there were no past due principal and interest payments associated with the HTM securities. The Company monitors the credit quality of debt securities held to maturity quarterly through the use of credit ratings. However, the corporate bonds that are held to maturity have no credit rating and the corporate bonds in an unrealized loss position at March 31, 2024 are not material to the financial statements. There was an ACL of $14 and $17 on corporate bonds HTM at March 31, 2024 and December 31, 2023, respectively, which was calculated based on applying the long-term historical credit loss rate for similarly rated securities.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following table presents the activity in the ACL for investment securities HTM by major security type for the three months ended March 31, 2024 and March 31, 2023:

	For the Three Months Ended	For the Three Months Ended
Corporate Bonds	March 31, 2024	March 31, 2023
Balance at beginning of period	$17	$—
Impact of adopting ASC 326	—	18
Provision for credit losses	(3)	—
Investment securities charge-offs/recoveries	—	—
Investment securities recoveries	—	—
Balance at end of period	$14	$18
The following table summarizes investment securities with unrealized losses at March 31, 2024 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Investment securities available for sale:
Asset-backed securities	$1,817	$(9)	$5,391	$(46)	$7,208	$(55)	3
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	3,038	(643)	3,038	(643)	2
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	16,417	(3,667)	16,417	(3,667)	7
Total investment securities available for sale	$1,817	$(9)	$24,846	$(4,356)	$26,663	$(4,365)	12

Investment securities held to maturity:
Corporate bonds	$—	$—	$1,852	$(149)	$1,852	$(149)	2
Total investment securities held to maturity	$—	$—	$1,852	$(149)	$1,852	$(149)	2

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following table summarizes investment securities with unrealized losses at December 31, 2023 aggregated by security type and length of time in a continuous unrealized loss position:

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
No investment securities were pledged as of March 31, 2024 or December 31, 2023, and there were no sales of investment securities during the three months ended March 31, 2024 and the year ended December 31, 2023.
NOTE 4 – LOANS
Loans HFI, at amortized cost, at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Real estate:
Residential	$285,214	$264,126
Commercial	273,227	293,595
Construction and land	36,764	26,272
Commercial and industrial	182,264	177,566
Commercial and industrial - PPP	2,965	3,202
Consumer and other	63,854	47,287
Loans HFI, at amortized cost, gross	844,288	812,048
Deferred loan costs, net	16,233	14,707
Discount on government guaranteed loans sold(1)	(7,674)	(7,040)
Premium on loans purchased, net	4,252	4,503
Allowance for credit losses	(13,906)	(13,497)
Loans HFI, at amortized cost	$843,193	$810,721
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 5 - ALLOWANCE FOR CREDIT LOSSES
The following schedules present the activity in the ACL by loan segment for the three months ended March 31, 2024 and March 31, 2023:

Three Months Ended	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and Other	Unallocated	Total
March 31, 2024
Beginning Balance	$1,987	$1,818	$519	$6,579	$2,594	$—	$13,497
Charge-offs	—	—	—	(2,924)	(978)	—	(3,902)
Recoveries	—	2	—	130	118	—	250
Provision	199	(62)	144	3,055	725	—	4,061
Ending Balance	$2,186	$1,758	$663	$6,840	$2,459	$—	$13,906
March 31, 2023
Beginning Balance	$731	$956	$28	$6,182	$1,090	$59	$9,046
Impact of adopting ASC 326	1,479	613	281	1,116	(323)	(59)	3,107
Charge-offs	—	—	—	(1,408)	(665)	—	(2,073)
Recoveries	—	2	—	117	67	—	186
Provision	148	124	(55)	1,209	516	—	1,942
Ending Balance	$2,358	$1,695	$254	$7,216	$685	$—	$12,208
CECL significantly changed the credit losses estimation model for loans. The ACL represents management’s best estimate of future lifetime expected losses on its HFI loan portfolio. The Company calculates its ACL by estimating expected credit losses on a collective basis for loans that share similar risk characteristics. Loans that do not share similar risk characteristics with other loans are evaluated for credit losses on an individual basis. The Company uses a combination of modeled and non-modeled approaches that incorporates current and future economic conditions to estimate lifetime expected losses on a collective basis. Individually evaluated loans are evaluated for impairment and a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the rate implicit in the original loan agreement or at the fair value of collateral adjusted for selling costs as appropriate if repayment is expected solely from the collateral.
The Company uses reasonable and supportable forecasts that are updated quarterly utilizing data from the FOMC’s median forecasts of change in national GDP and of national unemployment. The FOMC’s forecast of GDP and unemployment for the next calendar year is used in conjunction with the most recent 4 quarters of historical data from FRED (Federal Reserve Economic Data) to determine changes in certain qualitative factors used in calculating loss rates.
See Note 1 and Note 5 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ACL methodology in the December 31, 2023 Form 10-K.
The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The ACL on unfunded loan commitments is based on estimates of probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity and loss rates as determined for pooled funded loans. As of March 31, 2024 and December 31, 2023, the ACL for unfunded commitments recorded in other liabilities was $839.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following table presents the activity in the ACL for unfunded commitments for the three months ended March 31, 2024 and March 31, 2023:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Balance at beginning of period	$839	$511
Impact of adopting ASC 326	—	213
Provision for credit losses	—	74
Unfunded commitments charge-offs	—	—
Unfunded commitments recoveries	—	—
Balance at end of period	$839	$798
The following tables present the principal balance of nonaccrual loans and loans past due over 89 days still on accrual by loan segment at March 31, 2024 and December 31, 2023. In the following tables, the principal balance does not include the government guaranteed balance or loans measured at fair value.

March 31, 2024	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days Still Accruing(1)
Real estate - residential	$—	$5,181	$20
Real estate - commercial	—	901	—
Commercial and industrial	—	1,296	—
Consumer and other	—	—	170
Total	$—	$7,378	$190

December 31, 2023	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days Still Accruing(1)
Real estate - residential	$—	$4,654	$583
Real estate - commercial	—	$1,159	$—
Commercial and industrial	—	1,587	—
Consumer and other	—	—	282
Total	$—	$7,400	$865
(1) Excludes loans measured at fair value. See Note 6. Fair Value for additional information.
A financial asset is considered collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraised value. As of March 31, 2024 there were no loans individually evaluated. The following table presents the principal balance of individually analyzed collateral dependent loans by loan portfolio segment as of December 31, 2023:

December 31, 2023	Type of Collateral	ACL
	Business Assets
Commercial and industrial	$390	$255

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following table presents the aging of the principal balance of past due loans HFI at amortized cost at March 31, 2024 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$1,704	$4,951	$6,655	$278,559	$285,214
Real estate - commercial	1,227	543	1,770	271,457	273,227
Real estate - construction and land	—	—	—	36,764	36,764
Commercial and industrial	3,895	1,130	5,025	177,239	182,264
Commercial and industrial - PPP	—	—	—	2,965	2,965
Consumer and other	787	170	957	62,897	63,854
Total	$7,613	$6,794	$14,407	$829,881	$844,288
(1) $4,677 of balances 30-89 days past due and $2,057 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee. Of those loans, $1,986 of commercial and industrial PPP loans were delinquent as of March 31, 2024.

The following table presents the aging of the principal balance of past due loans HFI at amortized cost at December 31, 2023 by loan segment:

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
(1) $1,469 of balances 30-89 days past due and $638 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee. Of those loans $261 of commercial and industrial PPP loans were delinquent as of December 31, 2023.

Modifications to Borrowers Experiencing Financial Difficulty
For the three months ended March 31, 2024 and the year ended December 31, 2023, there were no loan modifications to borrowers experiencing financial difficulty and no loan modifications that subsequently defaulted during the period.
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
Substandard – These loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
Doubtful – These loans have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.
The table below sets forth principal balance for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at March 31, 2024 and gross write offs for the three months ended March 31, 2024:

						Revolving	Revolving
						Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$13,983	$72,956	$74,615	$49,125	$57,115	$2,408	$—	$270,202
Special mention	978	—	835	77	232	—	—	2,122
Substandard	—	—	351	31	521	—	—	903
Doubtful	—	—	—	—	—	—	—	—
Total real estate - commercial loans, at amortized cost, gross	$14,961	$72,956	$75,801	$49,233	$57,868	$2,408	$—	$273,227
Gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction and land
Risk Rating
Pass	$351	$20,525	$12,637	$3,251	$—	$—	$—	$36,764
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate - construction and land loans, at amortized cost, gross	$351	$20,525	$12,637	$3,251	$—	$—	$—	$36,764
Gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$16,317	$49,985	$42,258	$13,201	$50,231	$6,747	$—	$178,739
Special mention	—	281	614	129	1,111	—	—	2,135
Substandard	—	—	558	14	818	—	—	1,390
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial loans, at amortized cost, gross	$16,317	$50,266	$43,430	$13,344	$52,160	$6,747	$—	$182,264
Gross write offs	$—	$431	$1,231	$203	$1,059	$—	$—	$2,924

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

						Revolving	Revolving
						Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial and industrial - PPP
Risk Rating
Pass	$—	$—	$—	$135	$2,830	$—	$—	$2,965
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial - PPP loans, at amortized cost, gross	$—	$—	$—	$135	$2,830	$—	$—	$2,965
Gross write offs	$—	$—	$—	$—	$—	$—	$—	$—
The table below sets forth principal balance for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at December 31, 2023 and gross write offs for the year ended December 31, 2023:

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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The Company considers the performance of the loan portfolio to determine its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan by payment activity. The following table presents the principal balance at March 31, 2024 in residential and consumer loans based on payment activity as well as gross write offs for the three months ended March 31, 2024.

						Revolving	Revolving
						Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$11,082	$30,246	$85,678	$23,950	$19,179	$109,878	$—	$280,013
Nonperforming	—	—	1,232	528	3,017	424	—	5,201
Total real estate - residential loans, at amortized cost, gross	$11,082	$30,246	$86,910	$24,478	$22,196	$110,302	$—	$285,214
Gross write offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Payment Performance
Performing	$20,957	$24,402	$16,407	$867	$190	$861	$—	$63,684
Nonperforming	—	—	170	—	—	—	—	170
Total consumer and other loans, at amortized cost, gross	$20,957	$24,402	$16,577	$867	$190	$861	$—	$63,854
Gross write offs	$—	$61	$885	$28	$4	$—	$—	$978
The following table presents the principal balance at December 31, 2023 in residential and consumer loans based on payment activity as well as gross write offs for the year ended December 31, 2023.

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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 6 – FAIR VALUE
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
Government Guaranteed Loan Servicing Rights: The fair value of government guaranteed loan servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. There were no government guaranteed loan servicing rights carried at fair value at March 31, 2024 and December 31, 2023. On a quarterly basis, government guaranteed loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the cost. If the carrying amount exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Assets measured at fair value on a recurring basis at March 31, 2024 are summarized below. There were no liabilities carried at fair value on a recurring basis at March 31, 2024.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$42,514	$—	$42,514
Government guaranteed loans HFI, at fair value	—	—	77,769	77,769
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of HFI government guaranteed loans measured at fair value at March 31, 2024 and December 31, 2023.

	March 31, 2024
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$11,816	$12,437	$(621)	$—	$—	$—	$—	$—	$—
Commercial and industrial	65,953	63,713	2,240	835	960	(125)	69	79	(10)
Total loans HFI, at fair value	$77,769	$76,150	$1,619	$835	$960	$(125)	$69	$79	$(10)

	December 31, 2023
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$19,219	$19,156	$63	$—	$—	$—	$—	$—	$—
Commercial and industrial	72,289	68,777	3,512	485	585	(100)	162	182	(20)
Total loans HFI, at fair value	$91,508	$87,933	$3,575	$485	$585	$(100)	$162	$182	$(20)
(1) The nonaccrual and 90 days or more past due loan balances do not include the portion of government guaranteed loan balances.
The total amount of gains and losses from changes in fair value and interest income included in earnings for the three months ended March 31, 2024 and March 31, 2023 for government guaranteed loans HFI, at fair value, were as follows:

	Three Months Ended March 31,
	2024	2023
Interest income	$2,308	$835
Change in fair value	3,305	3,574
Total gain	$5,613	$4,409
Changes in fair value for government guaranteed loans HFI, at fair value, were included in Government guaranteed loans fair value gain on the Consolidated Statements of Income.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The table below presents a reconciliation of government guaranteed loans HFI, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
	2024	2023
Balance of government guaranteed loans HFI at fair value, beginning of period	$91,508	$27,078
New government guaranteed originations at fair value	37,107	51,980
Loans sold	(53,442)	(10,727)
Principal payments	(709)	(2,858)
Total gains during the period	3,305	3,574
Balance of government guaranteed loans HFI at fair value, end of period	$77,769	$69,047
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
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of government guaranteed loans HFI that fall within Level 3 of the fair value hierarchy at March 31, 2024 and December 31, 2023:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
March 31, 2024
Government guaranteed loans HFI at fair value	$77,769	Discounted	Discount rate	7.34%-10.84% (9.05%)
		cash flow	Conditional prepayment rate	10.43%-15.93% (14.47%)
December 31, 2023
Government guaranteed loans HFI, at fair value	$91,508	Discounted	Discount rate	7.36%-10.86% (8.74%)
		cash flow	Conditional prepayment rate	10.38%-15.69% (13.91%)
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
Assets measured at fair value on a nonrecurring basis at March 31, 2024 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount
Other real estate owned	3,002	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Assets measured at fair value on a nonrecurring basis at December 31, 2023 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount
Individually evaluated loans	$135	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at March 31, 2024 and December 31, 2023 are as follows:

		March 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$57,505	$57,505	$58,385	$58,385
Time deposits in banks	2	3,000	2,936	4,646	4,561
Investment securities held to maturity	2	2,487	2,352	2,484	2,263
Nonmarketable equity securities, at cost	2	5,228	5,228	4,770	4,770
Government guaranteed loans held for sale	2	2,226	2,437	—	—
Loans HFI, at amortized cost	3	843,193	816,699	810,721	786,350
Accrued interest receivable	2	7,625	7,625	7,130	7,130
Government guaranteed loan servicing rights	3	15,742	17,209	14,959	16,318
Liabilities:
Noninterest-bearing deposits	2	$96,977	$96,977	$93,708	$93,708
Interest-bearing transaction accounts	2	250,478	250,478	259,422	259,422
Savings and money market deposits	2	391,915	391,915	373,000	373,000
Time deposits	2	267,945	263,186	259,008	255,372
FHLB borrowings	2	15,000	15,000	10,000	10,000
Subordinated debentures	2	5,950	5,242	5,949	5,215
Notes payable	2	2,276	2,256	2,389	2,369
Accrued interest payable	2	1,598	1,598	882	882
NOTE 7 – GOVERNMENT GUARANTEED LOAN SERVICING ACTIVITIES
At March 31, 2024 and December 31, 2023, the principal balance of government guaranteed loans, excluding PPP loans, retained by the Company was $375,431 and $395,877, respectively, of which $155,601 and $181,459 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of government guaranteed loans serviced for others requiring recognition of a servicing asset were $950,793 and $855,756 at March 31, 2024 and December 31, 2023, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Activity for government guaranteed loan servicing rights for the three months ended March 31, 2024 and March 31, 2023 follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Beginning of period	$14,959	$10,906
Additions	2,178	1,597
Amortization	(1,395)	(878)
End of period	$15,742	$11,625
The fair value of government guaranteed loan servicing rights was $17,209 and $16,318 at March 31, 2024 and December 31, 2023, respectively. Fair value was determined using a weighted average discount rate of 14.63% and a weighted average prepayment speed of 12.11% at March 31, 2024. Fair value was determined using a weighted average discount rate of 14.50% and a weighted average prepayment speed of 11.42% at December 31, 2023. The government guaranteed loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain on sale of government guaranteed loans for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Gain on sale of guaranteed portion of government guaranteed loans	$5,911	$2,812
Fair value of loan servicing rights created	2,178	1,597
Gain on sale of government guaranteed loans, net	$8,089	$4,409
NOTE 8 – LEASES
For the three months ended March 31, 2024 and March 31, 2023, the components of total lease cost and supplemental information related to operating leases were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$259	$342
Short-term lease cost	9	—
Total lease cost, net (1)	$268	$342
(1) Includes lease costs reported as discontinued operations of $71 and $61 for the three months ended March 31, 2024 and March 31, 2023, respectively.

	Three Months Ended March 31,
	2024	2023
Cash flows related to operating lease liabilities	$243	$381
Right-of-use assets obtained in exchange for new operating lease liabilities	263	—
At March 31, 2024, the weighted average discount rate of operating leases was 2.45% and the weighted average remaining life of operating leases was 3.14 years.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The future minimum lease payments for operating leases, subsequent to March 31, 2024, as recorded on the balance sheet, are summarized as follows:

2024	$803
2025	1,118
2026	923
2027	467
2028	—
Thereafter	—
Total undiscounted lease payments	$3,311
Less: imputed interest	(109)
Net lease liabilities	$3,202
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
Based on the analysis, the Company concluded that the ROU assets for these offices were impaired. The ROU asset had a remaining ROU carrying value of $300 as of March 31, 2024. The was no additional impairment for the three months ended March 31, 2024.
NOTE 9 – OTHER BORROWINGS
At March 31, 2024, the Company had $15,000 of borrowings at 5.58% from the FHLB and no borrowings from the FRB. There were $10,000 of borrowings at 5.57% from the FHLB and no borrowings from the FRB at December 31, 2023.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the bank were to obtain would be secured by a blanket lien on $304,516 of real estate-related loans as of March 31, 2024. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to
$161,970 from the FHLB at March 31, 2024.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $54,847 of commercial loans as of March 31, 2024. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to $38,538 from the FRB at March 31, 2024.
The Company has $6,000 of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years which is June 30, 2026. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term after June 30, 2026. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5,950 and $5,949 at March 31, 2024 and December 31, 2023, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The Company has a term note with quarterly principal and interest payments with interest at Prime (8.50% at March 31, 2024). The note matures on March 10, 2029 and the balance of the note was $2,276 and $2,389 at March 31, 2024 and December 31, 2023, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note. As of March 31, 2024, the Company was in compliance with all financial debt covenants.
NOTE 10 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock grants and stock options. Total compensation cost charged against income related to the Equity Plan was $62 and $147 for the three months ended March 31, 2024 and March 31, 2023, respectively.
Restricted Stock
The Company awarded shares of restricted common stock to certain employees and non-employee directors for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.
A summary of changes in the Company’s nonvested restricted shares for the three months ended March 31, 2024 and March 31, 2023 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2024	52,195	$18.75
Granted	30,650	11.70
Vested	(28,710)	(18.50)
Forfeited	(330)	(16.06)
Nonvested at March 31, 2024	53,805	$14.88

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2023	22,000	$21.52
Granted	46,175	18.30
Vested	(13,860)	21.45
Forfeited	(1,655)	19.40
Nonvested at March 31, 2023	52,660	$18.75
At March 31, 2024, there was $689 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the three months ended March 31, 2024 and March 31, 2023 was $326 and $251, respectively.
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
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatility is based on an average of historical volatility of peer financial institutions. The expected term of options granted represents the period of time that options granted are

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
A summary of the activity in the Equity Plan for the three months ended March 31, 2024 and March 31, 2023 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	367,033	$15.68
Forfeited	(390)	(14.82)
Outstanding at March 31, 2024	366,643	$15.68	5.41	$—
Vested and exercisable at March 31, 2024	351,740	$15.71	5.36	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	405,688	$15.67
Exercised	(30,375)	15.71
Forfeited	(5,115)	15.53
Outstanding at March 31, 2023	370,198	$15.67	6.42	$152
Vested and exercisable at March 31, 2023	321,957	$15.77	6.28	$121
There were no options granted during the three months ended March 31, 2024 or March 31, 2023. Total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan was $41 at March 31, 2024. This cost is expected to be recognized over a weighted average period of 1.5 years.
NOTE 11 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. During the three months ended March 31, 2024, there were no shares purchased. During the three months ended March 31, 2023, 4,953 shares were purchased at an average price of $17.01.
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the three months ended March 31, 2024 and March 31, 2023 was $7 for both periods.
The Company has a Salary Continuation Agreement (the “Agreement”) with the Company’s retired CEO. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. The liability recorded for the Agreement was $355 and $351 at March 31, 2024 and December 31, 2023, respectively, and the related expense for the three months ended March 31, 2024 and March 31, 2023 was $4 for both periods. Payments are expected to begin in July 2024 from the retirement of the CEO on December 31, 2023.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of each employee’s salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. There was no match of contributions in 2023. Expense recognized in relation to the 401(k) plan was $345 and $240 for the three months ended March 31, 2024 and March 31, 2023, respectively.
The Company has an ESOP for eligible employees. Each year, the Company’s Board of Directors may approve a discretionary percentage of employees’ salaries to be contributed to the ESOP for eligible employees. In 2021, the ESOP trust acquired 14,154 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 8,493 unallocated shares with a fair value of $110 and 14,154 unallocated shares with a fair value of $237 remaining as of March 31, 2024 and March 31, 2023, respectively. The ESOP trust’s outstanding loan, which is secured by the unallocated shares, bears a fixed interest rate equal to the Prime Rate as of the note date, which was

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
3.25%. The note requires an annual payment of principal and interest through December 2026. The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the ESOP. As a result of the exit of affected participants from the plan, the plan acquired 23,383 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 18,706 unallocated shares with a fair value of $242 remaining as of March 31, 2024. The ESOP trust was issued a five year loan bearing an interest rate equal to the Prime Rate as of the note date, which was 8.25% and adjusts annually as of the first day of each succeeding calendar year to reflect the Prime Rate as of the first business day of the calendar year. The note requires an annual payment of principal and interest through December 2027. The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The Board did not approve any contributions in 2023. There was $136 of expense related to the ESOP for the three months ended March 31, 2024 and no expense for the three months ended March 31, 2023.
NOTE 12 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met all capital adequacy requirements to which it was subject at March 31, 2024 and December 31, 2023.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s classification.
In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and included a transition option that allows banking organizations to phase in, over a three year period, the day one adverse effects of adoption on their regulatory capital ratios (three year transition option). In connection with the adoption of ASC 326 on January 1, 2023, the Company recognized an after-tax cumulative effect reduction to retained earnings. The Company elected to adopt the three year transition option and the deferral has been applied in capital ratios presented below. Actual and required capital amounts and ratios for the Bank are presented below at March 31, 2024:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$113,545	12.29%	$73,904	8.00%	$92,380	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$101,974	11.04%	$55,428	6.00%	$73,904	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$101,974	11.04%	$41,571	4.50%	$60,047	6.50%
Tier 1 Capital
(to Average Assets)	$101,974	9.12%	$44,708	4.00%	$55,885	5.00%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2023:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$114,256	13.03%	$70,169	8.00%	$87,711	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$103,274	11.77%	$52,627	6.00%	$70,169	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$103,274	11.77%	$39,470	4.50%	$57,012	6.50%
Tier 1 Capital
(to Average Assets)	$103,274	9.38%	$44,024	4.00%	$55,030	5.00%
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
The contractual amounts of financial instruments with off-balance sheet risk at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Unfunded loan commitments	$8,018	$7,392
Unused lines of credit	188,073	178,440
Standby letters of credit	211	186
All unused lines of credit at March 31, 2024 and December 31, 2023 were variable rate lines of credit and the majority of unfunded loan commitments at March 31, 2024 and December 31, 2023 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At March 31, 2024 and December 31, 2023, ACL for off-balance sheet loan commitments totaled $839 for both periods.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
`NOTE 14 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
	2024	2023
Basic:
Income from continuing operations	$883	$867
Loss from discontinued operations	(59)	(128)
Net income	824	739
Less: Preferred stock dividends	385	208
Net income available to common shareholders	$439	$531
Weighted average common shares outstanding	4,130,484	4,080,683

Basic earnings (loss) per common share:
Continuing operations	$0.12	$0.16
Discontinued operations	(0.01)	(0.03)
Total	$0.11	$0.13

Diluted:
Income from continuing operations	$883	$867
Loss from discontinued operations	(59)	(128)
Net income	824	739
Less: Preferred stock dividends	385	208
Add: Series B preferred stock dividends	—	—
Net income available to common shareholders	$439	$531
Weighted average common shares outstanding for basic earnings per common share	4,130,484	4,080,683
Add: Dilutive effects of conversion of Series B preferred stock to common stock	—	—
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—
Average shares and dilutive potential common shares	4,130,484	4,080,683

Diluted earnings (loss) per common share:
Continuing operations	$0.12	$0.16
Discontinued operations	(0.01)	(0.03)
Total	$0.11	$0.13
The following securities outstanding at March 31, 2024 and March 31, 2023 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of earnings (loss) per share are antidilutive:

	Three Months Ended March 31,
	2024	2023
Common stock options	366,776	202,686
Convertible Series B preferred stock	3,210	3,210
Convertible Series C preferred stock	6,446	0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is an analysis of the results of operations for the three months ended March 31, 2024 and March 31, 2023 and financial condition as of March 31, 2024 and December 31, 2023. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.
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
As a one-bank holding company, the Company generates most of its revenue from interest on loans and gain-on-sale income derived from the sale of government guaranteed loans into the secondary market. The primary source of funding for its loans is deposits. The Company is dependent on noninterest income, which is derived primarily from net gain on the sales of the guaranteed portion of government guaranteed loans. The largest expenses are interest on those deposits and borrowings, professional fees, loan origination expenses, and salaries and commissions plus related employee benefits. The Company measures its performance through its net interest income after provision for credit losses, return on average assets, and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.
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
Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At March 31, 2024, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing the consolidated financial statements were the policies related to the ACL and fair value measurement of government guaranteed loan servicing rights and government guaranteed loans HFI at fair value, which are discussed more fully in the December 31, 2023 Form 10-K.
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
Recent Developments
Second Quarter Common Stock Dividend. On April 23, 2024, BayFirst’s Board of Directors declared a second quarter 2024 cash dividend of $0.08 per common share, payable June 15, 2024 to common shareholders of record as of June 1, 2024. The Company has continuously paid quarterly common stock cash dividends since 2016.
Second Quarter Preferred Series A Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $22.50 on the Series A Preferred Stock. The dividend will be payable July 1, 2024 to shareholders of record as of April 15, 2024. The amount and timing of the dividend is in accordance with the terms of the Series A Preferred Stock.
Second Quarter Preferred Series B Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $20.00 on the Series B Convertible Preferred Stock. The dividend will be payable July 1, 2024 to shareholders of record as of April 15, 2024. The amount and timing of the dividend is in accordance with the terms of the Series B Convertible Preferred Stock.
Second Quarter Preferred Series C Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $27.50 on the Series C Cumulative Convertible Preferred Stock. The dividend will be payable July 1, 2024 to shareholders of record as of April 15, 2024. The amount and timing of the dividend is in accordance with the terms of the Series C Cumulative Convertible Preferred Stock.
Selected Financial Data - Unaudited

	As of and for the Three Months Ended
(Dollars in thousands, except for share data)	3/31/2024	12/31/2023	3/31/2023
Income Statement Data:
Net interest income	$8,742	$8,877	$9,053
Provision for credit losses	4,058	2,737	1,942
Noninterest income	14,268	14,691	9,448
Noninterest expense	17,773	18,466	15,412
Income tax expense	296	704	280
Net income from continuing operations	883	1,661	867
Net loss from discontinued operations	(59)	(6)	(128)
Net income	824	1,655	739
Preferred stock dividends	385	341	208
Net income available to common shareholders	$439	$1,314	$531
Balance Sheet Data:
Average loans HFI	$934,868	$915,726	$792,777
Average loans HFI at amortized cost	857,099	824,218	723,730

	As of and for the Three Months Ended
(Dollars in thousands, except for share data)	3/31/2024	12/31/2023	3/31/2023
Average total assets	1,126,315	1,108,550	969,489
Average common shareholders’ equity	85,385	82,574	78,835
Total loans HFI	934,868	915,726	792,777
Total loans HFI, excluding government guaranteed loan balances	776,302	698,106	596,505
Allowance for credit losses	13,906	13,497	12,208
Total assets	1,144,194	1,117,766	1,069,839
Common shareholders’ equity	84,578	84,656	80,734
Per Share Data:
Basic earnings per common share	$0.11	$0.32	$0.13
Diluted earnings per common share	$0.11	$0.32	$0.13
Dividends per common share	$0.08	$0.08	$0.08
Book value per common share	$20.45	$20.60	$19.70
Tangible book value per common share(1)	$20.45	$20.60	$19.70
Performance Ratios:
Return on average assets(2)	0.29%	0.60%	0.30%
Return on average common equity(2)	2.06%	6.37%	2.69%
Net interest margin(2)	3.42%	3.48%	4.17%
Dividend payout ratio	75.27%	25.03%	61.48%
Asset Quality Data:
Net charge-offs	$3,652	$2,612	$1,887
Net charge-offs/average loans HFI at amortized cost(2)	1.71%	1.27%	1.05%
Nonperforming loans(3)	$9,877	$9,688	$5,890
Nonperforming loans (excluding government guaranteed balance)(3)	$7,568	$8,264	$2,095
Nonperforming loans/total loans HFI(3)	1.15%	1.18%	0.81%
Nonperforming loans (excluding gov’t guaranteed balance)/total loans HFI(3)	0.88%	1.00%	0.29%
ACL/Total loans HFI at amortized cost	1.62%	1.64%	1.69%
Other Data:
Full-time equivalent employees	313	305	300
Banking centers	12	11	9
(1) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below for a reconciliation to most comparable GAAP equivalent.
(2) Annualized
(3) Excludes loans measured at fair value
.
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
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share (Unaudited)
	As of
(Dollars in thousands, except for share data)	March 31, 2024	December 31, 2023	March 31, 2023
Total shareholders’ equity	$100,629	$100,707	$90,339
Less: Preferred stock liquidation preference	(16,051)	(16,051)	(9,605)
Total equity available to common shareholders	84,578	84,656	80,734
Less: Goodwill	—	—	—
Tangible common shareholders' equity	$84,578	$84,656	$80,734

Common shares outstanding	4,134,914	4,110,470	4,098,805
Tangible book value per common share	$20.45	$20.60	$19.70
Results of Operations
BayFirst’s operating results depend on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. The interest rate spread is affected by regulatory, economic, and competitive factors which influence interest rates, loan demand, and deposit flows. In addition, the Company’s operating results can be affected by the level of nonperforming assets, as well as the level of the noninterest income and the noninterest expenses, such as salaries and employee benefits, occupancy and equipment costs, and loan origination expenses as well as income taxes.
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
Net Income
The Company had net income for the three months ended March 31, 2024 of $0.8 million, or $0.11 per diluted common share, compared to net income for the three months ended March 31, 2023 of $0.7 million, or $0.13 per diluted common share. The increase in net income was primarily due to increases in gain on sale of government guaranteed loans of $3.7 million and other noninterest income of $1.3 million. This was partially offset by increases in provision for credit losses of $2.1 million and noninterest expense of $2.4 million.
Net Interest Income
Net interest income from continuing operations was $8.7 million for the three months ended March 31, 2024, a decrease of $0.3 million or 3.4% from the three months ended March 31, 2023. The decrease was mainly due to higher interest expense on deposits of $5.3 million, partially offset by an increase in loan interest income, including fees, of $5.2 million.
Net interest margin including discontinued operations was 3.42% for the first quarter of 2024, which represented a decrease of 75 basis points from 4.17% for the first quarter of 2023.

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

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$42,897	$432	4.05%	$46,609	$474	4.12%
Loans, excluding PPP (1) (2)	936,598	18,220	7.82	747,732	13,025	7.06
PPP loans	3,080	8	1.04	18,739	47	1.02
Other	44,953	527	4.72	67,277	706	4.26
Total interest-earning assets	1,027,528	19,187	7.51	880,357	14,252	6.57
Noninterest-earning assets	98,787			89,132
Total assets	$1,126,315			$969,489
Interest-bearing liabilities:
NOW, MMDA and savings	$632,934	$6,659	4.23	$602,149	$3,849	2.59
Time deposits	266,698	3,556	5.36	140,684	1,074	3.10
Other borrowings	20,292	230	4.56	25,159	275	4.43
Total interest-bearing liabilities	919,924	10,445	4.57	767,992	5,198	2.74
Demand deposits	92,273			100,802
Noninterest-bearing liabilities	12,682			12,255
Shareholders’ equity	101,436			88,440
Total liabilities and shareholders’ equity	$1,126,315			$969,489
Net interest income		$8,742			$9,054
Interest rate spread			2.94			3.83
Net interest margin (3)			3.42			4.17
Ratio of average interest-earning assets to average interest-bearing liabilities	111.70%			114.63%

(1) Includes nonaccrual loans.
(2) Includes no residential loans held for sale from discontinued operations as of March 31, 2024 and $315 at an average yield of 1.09% of residential loans held for sale from discontinued operations as of March 31, 2023.

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

(Dollars in thousands)	Rate	Volume	Total
Three Months Ended March 31, 2024 vs. March 31, 2023:
Interest-earning assets:
Investment securities	$(8)	$(34)	$(42)
Loans, excluding PPP	1,551	3,644	5,195
PPP loans	1	(40)	(39)
Other interest-earning assets	72	(251)	(179)
Total interest-earning assets	1,616	3,319	4,935
Interest-bearing liabilities:
NOW, MMDA and savings	2,600	210	2,810
Time deposits	1,116	1,366	2,482
Other borrowings	8	(53)	(45)
Total interest-bearing liabilities	3,724	1,523	5,247
Net change in net interest income	$(2,108)	$1,796	$(312)
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
The Company recorded a provision for credit losses on loans for the three months ended March 31, 2024 of $4.1 million primarily due to net charge-offs and net loan growth. This compared to a provision of $1.9 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, $3.7 million of net charge offs in loans were recorded compared to $1.9 million during the three months ended March 31, 2023. Net charge-offs for the first quarter of 2024 were elevated by higher net charge-offs from the Bank’s FlashCap, our small SBA loan program for balances over $150 thousand and under $350 thousand, which the Bank ended during the quarter, as well as $0.8 million of net charge-offs from a purchased portfolio of unsecured consumer loans. The Company stopped purchasing these consumer loans at the end of 2022 and the portfolio balances decreased from $17.0 million to $14.3 million during the quarter.
Noninterest Income
The following table presents noninterest income from continuing operations for the three months ended March 31, 2024 and March 31, 2023.

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Noninterest income:
Loan servicing income, net	$795	$740
Gain on sale of government guaranteed loans, net	8,089	4,409
Service charges and fees	444	379
Government guaranteed loan fair value gain	3,305	3,574
Government guaranteed loan packaging fees	1,407	121
Other noninterest income	228	225
Total noninterest income	$14,268	$9,448
Noninterest income from continuing operations was $14.3 million during the three months ended March 31, 2024, an increase of $4.8 million or 51.0% during the three months ended March 31, 2023. The increase was the result of increases in gain on sale of government guaranteed loans of $3.7 million and government guaranteed loan packaging fees of $1.3 million.
Noninterest Expense
The following table presents noninterest expense from continuing operations for the three months ended March 31, 2024 and March 31, 2023.

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Noninterest expense:
Salaries and benefits	$8,005	$7,835
Bonus, commissions, and incentives	1,571	804
Occupancy and equipment	1,110	1,163
Data processing	1,560	1,347
Marketing and business development	588	665
Professional services	1,349	897
Loan origination and collection	1,719	1,495
Employee recruiting and development	597	568
Regulatory assessments	282	99
Director compensation	118	140
Liability and fidelity bond insurance	145	122
ATM and interchange	148	96
Telecommunication	108	92
Other noninterest expense	473	89
Total noninterest expense	$17,773	$15,412
Noninterest expense from continuing operations was $17.8 million during the three months ended March 31, 2024, an increase of $2.4 million or 15.3% during the three months ended March 31, 2023. The increase was primarily due to higher compensation costs of $0.9 million, higher professional fees of $0.5 million, higher loan production expenses of $0.2 million, and higher data processing expenses of $0.2 million.
Income Taxes
Income tax expense from continuing operations was $296 thousand for the three months ended March 31, 2024, an increase of $16 thousand from income tax expense of $280 thousand for the three months ended March 31, 2023. The increase was primarily due to the increase in pre-tax earnings from continuing operations. Income tax benefit from discontinued operations was $19 thousand for the three months ended March 31, 2024, compared to income tax benefit of $42 thousand for the three months ended March 31, 2023. The change was primarily due to the decrease in pre-tax loss from discontinued operations.

Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available for sale as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Investment securities available for sale:
Asset-backed securities	$7,208	$7,933
Mortgage-backed securities:
U.S. Government-sponsored enterprises	7,496	3,236
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	16,417	17,098
Corporate bonds	11,393	11,308
Total investment securities available for sale	$42,514	$39,575
The net unrealized loss on the investment securities AFS at March 31, 2024, was $4.4 million compared with a net unrealized loss on investment securities AFS of $4.0 million at December 31, 2023. The change in unrealized loss on investment securities AFS from December 31, 2023 to March 31, 2024 was primarily due to the change in the interest rate environment.
The following table presents the amortized cost of the Company's investment securities portfolio classified as held to maturity as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$1	$1
Corporate bonds	2,500	2,500
Total investment securities held to maturity	$2,501	$2,501
There was a $14 thousand ACL on the corporate bonds HTM as of March 31, 2024 and a $17 thousand ACL on the corporate bonds HTM as of December 31, 2023. The net unrealized loss on the investment securities HTM at March 31, 2024, was $149 thousand compared with a net unrealized loss on investment securities HTM of $238 thousand at December 31, 2023.
No investment securities were pledged as of March 31, 2024 or December 31, 2023, and there were no sales of investment securities during the three months ended March 31, 2024 or three months ended March 31, 2023.

The investment securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of March 31, 2024 and December 31, 2023. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	March 31, 2024
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$7,263	6.36%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	4,458	4.59	3,681	1.58
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	20,084	1.83
Corporate bonds	—	—	11,330	6.38	—	—	—	—
Total investment securities available for sale	$—	—%	$11,330	6.38%	$4,458	4.59%	$31,028	2.86%

	December 31, 2023
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$8,041	6.25%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	3,842	1.58
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	20,382	1.82
Corporate bonds	—	—	11,332	6.23	—	—	—	—
Total investment securities available for sale	$—	—%	$11,332	6.23%	$—	—%	$32,265	2.90%
The investment securities held to maturity presented in the following tables are reported at amortized cost and by contractual maturity as of March 31, 2024 and December 31, 2023. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities receive monthly principal payments, which are not reflected below.

	March 31, 2024
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$1	4.23%
Corporate bonds	—	—	1,500	4.38	1,000	4.38	—	—
Total investment securities held to maturity	$—	—%	$1,500	4.38%	$1,000	4.38%	$1	4.23%

	December 31, 2023
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$1	4.30%
Corporate bonds	—	—	1,500	4.38	1,000	4.38	—	—
Total investment securities held to maturity	$—	—%	$1,500	4.38%	$1,000	4.38%	$1	4.30%
Loan Portfolio Composition
The Company offers a variety of products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of government guaranteed loans, real estate loans, commercial business loans, residential mortgage, and consumer loans. Senior management and loan officers have continued to develop new sources of loan referrals, particularly among centers of local influence and real estate professionals, and have also enjoyed repeat business from loyal customers in the markets the Bank serves. The Bank has no concentration of credit in any industry that represents 10% or more of its loan portfolio. Additionally, the loan portfolio is well-diversified across major loan types with a low concentration of non owner-occupied commercial real estate loans which makes up 6% of the total portfolio. The following table sets forth the composition of its loan portfolio, including LHFS as of the dates indicated.

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Government guaranteed loans, held for sale	$2,226		$—
Loans HFI:
Government guaranteed loans HFI, at fair value	77,769		91,508
Loans HFI, at amortized cost:
Residential real estate	285,214	33.8%	264,126	32.5%
Commercial real estate	273,227	32.3	293,595	36.2
Construction and land	36,764	4.3	26,272	3.2
Commercial and industrial	182,264	21.6	177,566	21.9
Commercial and industrial – PPP	2,965	0.4	3,202	0.4
Consumer and other	63,854	7.6	47,287	5.8
Loans HFI, at amortized cost, gross	844,288	100.0%	812,048	100.0%
Discount on government guaranteed loans sold	(7,674)		(7,040)
Premium on loans purchased, net	4,252		4,503
Deferred loan costs, net	16,233		14,707
Allowance for credit losses	(13,906)		(13,497)
Loans HFI, at amortized cost, net	843,193		810,721
Total loans HFI, net	$920,962		$902,229
During the three months ended March 31, 2024, the Bank originated approximately $66.6 million in loans through conventional lending channels and $130.6 million in loans through CreditBench (its government guaranteed lending function). In addition, the Bank sold guaranteed loan balances of $127.8 million.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at March 31, 2024. Loan balances in this table include loans HFI at fair value, loans HFI at amortized cost, discount on retained balances of loans sold, premium and discount on loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$2,030	$629	$15,723	$267,363	$285,745
Commercial	3,657	1,473	42,503	243,845	291,478
Construction and land	11,965	3,054	3,857	17,887	36,763
Commercial and industrial	6,323	26,523	210,637	8,400	251,883
Commercial and industrial - PPP	345	2,620	—	—	2,965
Consumer and other	1,773	26,855	18,596	18,810	66,034
Total loans HFI	$26,093	$61,154	$291,316	$556,305	$934,868
The following table shows the loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at March 31, 2024.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$64,835	$218,880
Commercial	4,817	283,004
Construction and land	—	24,798
Commercial and industrial	7,786	237,774
Commercial and industrial - PPP	2,620	—
Consumer and other	47,912	16,349
Total loans HFI	$127,970	$780,805
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
Allowance for Credit Losses. In accordance with changes in generally accepted accounting principles, the Company adopted the new credit loss accounting standard known as CECL on January 1, 2023. At the time of adoption, the ACL for loans increased by $3.1 million to 2.37% of loans, the reserve on unfunded commitments increased $213 thousand, and an $18 thousand reserve was established for held to maturity investment securities.These one-time increases resulted in an after tax decrease to capital of $2.5 million, with no impact to earnings. Under CECL, the ACL is based on expected credit losses rather than on incurred losses.
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
All nonaccrual loans and modifications to loans for borrowers experiencing financial difficulty are reviewed to determine if the loans share the same risk characteristics as the pooled loans. If the loan does not share the same risk characteristics, the loan is evaluated individually for credit losses. Specific allocation of reserves for individually evaluated loans considers the value of the collateral, the financial condition of the borrower, and industry and current economic trends. The Bank reviews the collateral value, cash flow, and other support on each individually evaluated credit. Any deficiency outlined by a real estate collateral evaluation analysis, or cash flow shortfall, is accounted for through a specific allocation for the loan.
Nonperforming Assets. At March 31, 2024, the Company had $8.7 million in nonperforming assets, excluding government guaranteed loan balances, and the ACL represented 1.62% of total loans HFI at amortized cost. At March 31, 2023, the Company had $2.1 million in nonperforming assets, excluding government guaranteed loan balances, and their ACL represented 1.69% of total loans HFI at amortized cost. Total loans HFI at March 31, 2024 and March 31, 2023 included government guaranteed loans and loans measured at fair value, which had no reserves allocated to them. ACL as a percentage of loans HFI at amortized cost, not including government guaranteed loan balances, was 1.88% at March 31, 2024, compared to 2.10% at March 31, 2023.
The following table sets forth certain information on nonaccrual loans, loans 90 days or more past due, and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	March 31, 2024	March 31, 2023	December 31, 2023
Nonperforming loans (government guaranteed balances), at amortized cost, gross	$2,309	$3,795	$1,424
Nonperforming loans (unguaranteed balances), at amortized cost, gross	7,568	2,095	8,264
Total nonperforming loans, at amortized cost, gross	9,877	5,890	9,688
Nonperforming loans (government guaranteed balances), at fair value	94	—	—
Nonperforming loans (unguaranteed balances), at fair value	729	—	648
Total nonperforming loans, at fair value	823	—	648
OREO	404	3	—
Total nonperforming assets, gross	$11,104	$5,893	$10,336
Nonperforming loans as a percentage of total loans HFI(1)	1.15%	0.81%	1.18%
Nonperforming loans (excluding government guaranteed balances) to total loans HFI(1)	0.88%	0.29%	1.00%
Nonperforming assets as a percentage of total assets	0.97%	0.55%	0.92%
Nonperforming assets (excluding government guaranteed balances) to total assets	0.70%	0.20%	0.74%
ACL to nonperforming loans(1)	140.79%	207.27%	139.32%
ACL to nonperforming loans (excluding government guaranteed balances)(1)	183.75%	582.72%	163.32%
(1) Excludes loans measured at fair value

The following table sets forth information with respect to activity in the ACL for loans for the periods shown:

(Dollars in thousands)	At and for the Three Months Ended March 31,
	2024	2023
Allowance at beginning of period	$13,497	$9,046
Impact of adopting ASC 326	—	3,107
Charge-offs:
Commercial and industrial	(2,924)	(1,408)
Consumer and other	(978)	(665)
Total charge-offs	(3,902)	(2,073)
Recoveries:
Commercial real estate	2	2
Commercial and industrial	130	117
Consumer and other	118	67
Total recoveries	250	186
Net charge-offs	(3,652)	(1,887)
Provision for credit losses	4,061	1,942
Allowance at end of period	$13,906	$12,208
Net charge-offs to average loans HFI at amortized cost	1.71%	1.05%
Allowance as a percent of total loans HFI at amortized cost	1.62%	1.69%
Allowance as a percent of loans HFI at amortized cost, not including government guaranteed loans	1.88%	2.10%
Allowance as a percent of nonperforming loans at amortized cost, gross	140.79%	207.27%
Total loans HFI	$934,868	$792,777
Average loans HFI at amortized cost	$855,040	$718,094
Nonperforming loans (including government guaranteed balances) at amortized cost, gross	$9,877	$5,890
Nonperforming loans (excluding government guaranteed balances) at amortized cost, gross	$7,568	$2,095
Guaranteed balance of government guaranteed loans	$158,566	$197,135
The following table details net charge-offs to average loans outstanding by loan category for the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$—	$261,289	—%	$—	$190,285	—%
Commercial real estate	2	337,651	—	2	258,562	—
Commercial and industrial	(2,794)	198,453	(5.63)	(1,291)	213,960	(2.41)
Commercial and industrial - PPP	—	3,080	—	—	18,739	—
Consumer and other	(860)	54,567	(6.30)	(598)	36,547	(6.54)
Total loans HFI at amortized cost	$(3,652)	$855,040	(1.71)%	$(1,887)	$718,093	(1.05)%

SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding the SBA and other government guaranteed lending activity, excluding PPP loans.

(Dollars in thousands)	At and for the Three Months Ended March 31,
Government Guaranteed, Excluding PPP	2024	2023
Number of loans originated	809	568
Amount of loans originated	$130,556	$121,062
Average loan size originated	$161	$213
Government guaranteed loan balances sold	$127,766	$71,636
Government unguaranteed loan balances sold	$—	$—
Total government guaranteed loan balances:
Guaranteed portion of government guaranteed loan balances	$155,601	$177,962
Unguaranteed portion of government guaranteed loan balances	$219,830	$172,524
Total government guaranteed loans	$375,431	$350,486
Government guaranteed loans serviced for others	$950,793	$693,920
The Bank makes government guaranteed loans throughout the United States. The following table sets forth, at the dates indicated, information regarding the geographic disbursement of its government guaranteed loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	March 31,
	2024		2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Florida	$111,634	30%	$129,966	37%
California	49,204	13	38,997	11
Tennessee	30,914	8	23,199	7
Texas	23,298	6	21,771	6
All Other	160,381	43	136,553	39
Total government guaranteed loans, excluding PPP loans	$375,431	100%	$350,486	100%
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
Deposits. Deposits are sourced principally from within its primary service area of Pinellas, Hillsborough, Manatee, Pasco, and Sarasota Counties, Florida. The Bank offers a wide selection of deposit instruments including demand deposit accounts, NOW accounts, money-market accounts, regular savings accounts, time deposit accounts, and retirement savings plans (such as IRA accounts).
Time deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the interest rate.
The Bank emphasizes commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits. Deposit interest rates are set by management at least monthly or more often if conditions require it, based on a review of loan demand, recent cash flows and a survey of rates among competitors.

Brokered deposits. At times, the Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering outside the market of the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 15% of total assets. The Company's ability to accept or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well capitalized." At March 31, 2024 and December 31, 2023, the Company had $30.5 million and $30.0 million, respectively, of brokered deposits.
The amount of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	March 31, 2024		December 31, 2023
Noninterest-bearing deposits	$96,977	9.6%	$93,708	9.5%
Interest-bearing transaction accounts	250,478	24.9	259,422	26.3
Money market accounts	375,096	37.2	355,946	36.2
Savings	16,819	1.7	17,054	1.7
Subtotal	739,370	73.4	726,130	73.7
Total time deposits	267,945	26.6	259,008	26.3
Total deposits	$1,007,315	100.0%	$985,138	100.0%
At March 31, 2024, the Company held approximately $158.4 million of deposits that exceeded the FDIC insurance limit which was 16% of total deposits.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250 thousand as of March 31, 2024.

(Dollars in thousands)
Three months or less	$16,484
Over three months through six months	5,507
Over six months through 12 months	34,377
Over 12 months	61,627
Total time deposits over $250	$117,995
Deposits increased $22.2 million or 2.25% during the three months ended 2024, with growth in noninterest-bearing deposits, money market accounts, and time deposits, partially offset by decreases in interest-bearing transaction accounts and savings.
Other Borrowings
At March 31, 2024, the Company had $15.0 million of borrowings at 5.58% from the FHLB and no borrowings from the FRB. There was $10.0 million of borrowings at 5.57% from the FHLB and no borrowings from the FRB at December 31, 2023.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the bank were to obtain would be secured by a blanket lien on $304.5 million of real estate-related loans as of March 31, 2024. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to $162.0 million from the FHLB at March 31, 2024.
In addition, the Bank has a line of credit with the Federal Reserve Bank of Atlanta which was secured by $54.8 million of commercial loans as of March 31, 2024. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to $38.5 million from the FRB at March 31, 2024.
The Company has $6.0 million of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years which is June 30, 2026. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term after June 30, 2026. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated

Debentures outstanding at the Company, net of offering costs, amounted to $6.0 million and $5.9 million at March 31, 2024 and December 31, 2023, respectively.
The Company has a term note with quarterly principal and interest payments with interest at Prime (8.50% at March 31, 2024). The note matures on March 10, 2029 and the balance of the note was $2.3 million and $2.4 million at March 31, 2024 and December 31, 2023, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. As of March 31, 2024, the Company was in compliance with all financial debt covenants.
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity decreased $0.1 million to $100.6 million at March 31, 2024 as compared to $100.7 million at December 31, 2023. The decrease was primarily due to common stock dividends of $0.3 million, preferred stock dividends of $0.4 million, and an increase in other comprehensive loss of $0.2 million partially offset by net income of $0.8 million .
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
At March 31, 2024 and December 31, 2023, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.

As of the dates indicated, the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages were as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of March 31, 2024
Total Capital (to risk-weighted assets)	$113,545	12.29%	$73,904	8.00%	$92,380	10.00%
Tier 1 Capital (to risk-weighted assets)	101,974	11.04	55,428	6.00	73,904	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	101,974	11.04	41,571	4.50	60,047	6.50
Tier 1 Capital (to total assets)	101,974	9.12	44,708	4.00	55,885	5.00
As of December 31, 2023
Total Capital (to risk-weighted assets)	114,256	13.03	70,169	8.00	87,711	10.00
Tier 1 Capital (to risk-weighted assets)	103,274	11.77	52,627	6.00	70,169	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	103,274	11.77	39,470	4.50	57,012	6.50
Tier 1 Capital (to total assets)	103,274	9.38	44,024	4.00	55,030	5.00
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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, was as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Unfunded loan commitments	$8,018	$7,392
Unused lines of credit	188,073	178,440
Standby letters of credit	211	186
Total	$196,302	$186,018
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
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At March 31, 2024 and December 31, 2023, ACL for off-balance sheet loan commitments totaled $839 thousand for both periods.
Contractual Obligations
In the ordinary course of its operations, the Company enters into certain contractual obligations. Total contractual obligations at March 31, 2024 were $294.5 million, an increase of $13.8 million from $280.7 million at December 31, 2023. The increase was primarily due to an increase in time deposits of $8.9 million and short-term FHLB borrowings of $5.0 million.
The following tables present our contractual obligations as of March 31, 2024 and December 31, 2023.

	Contractual Obligations as of March 31, 2024
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,102	$1,972	$237	$—	$3,311
Short-term borrowings	15,000	—	—	—	15,000
Long-term borrowings	456	912	908	—	2,276
Subordinated notes	—	—	—	5,950	5,950
Time deposits	163,417	104,009	519	—	267,945
Total	$179,975	$106,893	$1,664	$5,950	$294,482

	Contractual Obligations as of December 31, 2023
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,105	$1,861	$413	$—	$3,379
Short-term borrowings	10,000	—	—	—	10,000
Long-term borrowings	456	912	912	109	2,389
Subordinated notes	—	—	—	5,949	5,949
Time deposits	173,887	84,552	569	—	259,008
Total	$185,448	$87,325	$1,894	$6,058	$280,725
Liquidity
Liquidity management is the process by which the Bank manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the operations, and capital expenditures. The Bank generally maintains a minimum liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. The on-balance sheet liquidity ratio at March 31, 2024 was 9.22%, as compared to 9.33% at December 31, 2023.
During the first quarter of 2024, the Bank paid a quarterly dividend of $1.20 million to BayFirst in order to meet liquidity needs to make interest payments on its debt obligations, dividends on shares of its preferred stock and common stock, and payment of operating expenses. As of March 31, 2024, BayFirst Financial Corp. held $912 thousand in cash and cash equivalents.
The Company expects that all the liquidity needs, including the contractual commitments can be met by currently available liquid assets and cash flows. In the event any unforeseen demand or commitments were to occur, the Company could access the borrowing capacity with the FHLB, FRB, and lines of credit with other financial institutions. The Company does not rely on investment securities as the main source of liquidity and does not foresee the need to sell investment securities for cash flow purposes. In addition, the Company has the ability to obtain wholesale deposits as another source of liquidity. The Company expects that the currently available liquid assets and the ability to borrow from the FHLB, FRB, and other financial institutions would be sufficient to satisfy the liquidity needs without any material adverse effect on the Company’s liquidity.
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

The estimated impact on the net interest income as of March 31, 2024 and December 31, 2023, assuming immediate parallel moves in interest rates, is presented in the table below.

	March 31, 2024		December 31, 2023
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	11.1%	10.3%	14.7%	12.8%
+300 basis points	10.2	10.3	12.7	12.1
+200 basis points	6.1	6.3	7.6	7.4
+100 basis points	1.8	2.1	2.5	2.6
-100 basis points	(3.7)	(3.9)	(4.5)	(4.5)
-200 basis points	(7.5)	(8.1)	(9.1)	(9.1)
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
The table below presents the change in the economic value of equity as of March 31, 2024 and December 31, 2023, assuming immediate parallel shifts in interest rates.

Change in rates	March 31, 2024	December 31, 2023
+400 basis points	(5.5)%	(6.3)%
+300 basis points	(3.1)	(4.1)
+200 basis points	(2.7)	(3.3)
+100 basis points	(2.6)	(2.7)
-100 basis points	(0.2)	0.2
-200 basis points	(2.0)	(0.3)
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of March 31, 2024, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2024, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Part II

Item 1. Legal Proceedings
In the normal course of business, the Company is named or threatened to be named as a defendant in various lawsuits, none of which is expected to have a material effect on the Company. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to its business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security, anti-money laundering and anti-terrorism), the Company, like all banking organizations, is subject to heightened legal and regulatory compliance and litigation risk. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which its property is the subject.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the Company's Form 10-K for the year ended December 31, 2023. There have been no material changes from those risk factors previously disclosed. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.
Item 5. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
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
101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
March 31, 2024, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYFIRST FINANCIAL CORP.

Date:	May 13, 2024

By:	/s/ Thomas G. Zernick
Thomas G. Zernick
Chief Executive Officer (Principal Executive Officer)

Date:	May 13, 2024

By:	/s/ Scott J. McKim
Scott J. McKim
Chief Financial Officer (Principal Financial Officer)