Form 10-Q
period 2024-06-30
BayFirst Financial Corp.
filed 2024-08-12
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 4,134,219 shares of common stock as of August 5, 2024.

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
FDIC: Federal Deposit Insurance Corporation

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Part I - Financial Information
Item 8. Financial Statements

	June 30, 2024	December 31, 2023	(1)
ASSETS	(Unaudited)
Cash and due from banks	$4,226	$4,099
Interest-bearing deposits in banks	56,546	54,286
Cash and cash equivalents	60,772	58,385
Time deposits in banks	2,261	4,646
Investment securities available for sale, at fair value (amortized cost: $42,885 and $43,597 at June 30, 2024 and December 31, 2023, respectively)	38,685	39,575
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $14 and $17 (fair value: $2,273 and $2,263 at June 30, 2024 and December 31, 2023, respectively)	2,486	2,484
Nonmarketable equity securities	7,132	4,770
Government guaranteed loans HFI, at fair value	86,142	91,508
Loans HFI, at amortized cost, net of allowance for credit losses of $13,843 and $13,497 at June 30, 2024 and December 31, 2023, respectively	908,329	810,721
Accrued interest receivable	8,000	7,130
Premises and equipment, net	39,088	38,874
Loan servicing rights	15,770	14,959
Right-of-use operating lease assets	2,305	2,416
Bank owned life insurance	26,150	25,800
Other real estate owned	1,633	—
Other assets	19,080	16,150
Assets from discontinued operations	36	348
Total assets	$1,217,869	$1,117,766
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$94,040	$93,708
Interest-bearing transaction accounts	236,447	259,422
Savings and money market deposits	420,271	373,000
Time deposits	291,630	259,008
Total deposits	1,042,388	985,138
FHLB borrowings	55,000	10,000
Subordinated debentures	5,952	5,949
Notes payable	2,162	2,389
Accrued interest payable	1,172	882
Operating lease liabilities	2,497	2,619
Deferred income tax liabilities	1,000	482
Accrued expenses and other liabilities	6,565	8,980
Liabilities from discontinued operations	171	620
Total liabilities	1,116,907	1,017,059

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS CONTINUED
(Dollars in thousands, except per share data)

	June 30, 2024	December 31, 2023	(1)
Shareholders’ equity:	(Unaudited)
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at June 30, 2024 and December 31, 2023; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at June 30, 2024 and December 31, 2023; aggregate liquidation preference of $3,210	3,123	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 6,446 shares issued and outstanding at June 30, 2024 and December 31, 2023; aggregate liquidation preference of $6,446	6,446	6,446
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,134,219 and 4,110,470 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	54,773	54,521
Accumulated other comprehensive loss, net	(3,113)	(2,981)
Unearned compensation	(1,081)	(958)
Retained earnings	34,653	34,395
Total shareholders’ equity	100,962	100,707
Total liabilities and shareholders’ equity	$1,217,869	$1,117,766
(1) Derived from audited consolidated financial statements

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Loans, including fees	$19,414	$16,372	$37,642	$29,443
Interest-bearing deposits in banks and other	1,013	1,420	1,972	2,600
Total interest income	20,427	17,792	39,614	32,043
Interest expense:
Deposits	10,448	7,098	20,663	12,021
Borrowings	797	586	1,027	861
Total interest expense	11,245	7,684	21,690	12,882
Net interest income	9,182	10,108	17,924	19,161
Provision for credit losses	3,000	2,765	7,058	4,707
Net interest income after provision for credit losses	6,182	7,343	10,866	14,454
Noninterest income:
Loan servicing income, net	805	649	1,600	1,389
Gain on sale of government guaranteed loans, net	5,595	6,028	13,684	10,437
Service charges and fees	452	379	896	758
Government guaranteed loans fair value gain	3,202	2,904	6,507	6,478
Government guaranteed loan packaging fees	1,022	797	2,429	918
Other noninterest income	577	180	805	405
Total noninterest income	11,653	10,937	25,921	20,385
Noninterest expense:
Salaries and benefits	7,829	7,780	15,834	15,615
Bonus, commissions, and incentives	659	1,305	2,230	2,109
Occupancy and equipment	1,273	1,183	2,383	2,346
Data processing	1,647	1,316	3,207	2,663
Marketing and business development	540	1,102	1,128	1,767
Professional services	877	874	2,226	1,771
Loan origination and collection	1,958	1,221	3,677	2,716
Employee recruiting and development	549	556	1,146	1,124
Regulatory assessments	279	232	561	331
Other noninterest expense	999	833	1,991	1,372
Total noninterest expense	16,610	16,402	34,383	31,814
Income from continuing operations before income taxes	1,225	1,878	2,404	3,025
Income tax expense from continuing operations	349	461	645	741
Net income from continuing operations	876	1,417	1,759	2,284

Loss from discontinued operations before income taxes	(14)	(43)	(92)	(213)
Income tax benefit from discontinued operations	(4)	(11)	(23)	(53)
Net loss from discontinued operations	(10)	(32)	(69)	(160)

Net income	866	1,385	1,690	2,124
Preferred stock dividends	386	208	771	416
Net income available to common shareholders	$480	$1,177	$919	$1,708

BAYFIRST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME CONTINUED (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Basic earnings (loss) per common share:
Continuing operations	$0.12	$0.30	$0.24	$0.46
Discontinued operations	—	(0.01)	(0.02)	(0.04)
Total basic earnings per common share	$0.12	$0.29	$0.22	$0.42

Diluted earnings (loss) per common share:
Continuing operations	$0.12	$0.30	$0.24	$0.46
Discontinued operations	—	(0.01)	(0.02)	(0.04)
Total diluted earnings per common share	$0.12	$0.29	$0.22	$0.42
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$866	$1,385	$1,690	$2,124
Net unrealized gains (losses) on investment securities available for sale	102	(77)	(172)	655
Deferred income tax (expense) benefit	(27)	20	40	(170)
Other comprehensive income (loss), net	75	(57)	(132)	485
Comprehensive income	$941	$1,328	$1,558	$2,609
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at April 1, 2023	$6,161	$3,123	$—	$53,063	$(3,182)	$31,174	$90,339
Net income	—	—	—	—	—	1,385	1,385
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	102	—	—	102
Repurchase of common stock	—	—	—	(10)	—	—	(10)
Unearned ESOP shares allocation	—	—	—	(329)	—	—	(329)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	148	—	—	148
Stock option expense	—	—	—	24	—	—	24
Other comprehensive income, net	—	—	—	—	(57)	—	(57)
Dividends declared on:
Preferred stock	—	—	—	—	—	(208)	(208)
Common stock ($0.08 per share)	—	—	—	—	—	(329)	(329)
Balance at June 30, 2023	$6,161	$3,123	$—	$52,998	$(3,239)	$32,022	$91,065

Balance at April 1, 2024	$6,161	$3,123	$6,446	$53,584	$(3,188)	$34,503	$100,629
Net income	—	—	—	—	—	866	866
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	99	—	—	99
Stock option expense	—	—	—	9	—	—	9
Other comprehensive loss, net	—	—	—	—	75	—	75
Dividends declared on:			—
Preferred stock	—	—	—	—	—	(386)	(386)
Common stock ($0.08 per share)	—	—	—	—	—	(330)	(330)
Balance at June 30, 2024	$6,161	$3,123	$6,446	$53,692	$(3,113)	$34,653	$100,962

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2023	$6,161	$3,123	$—	$52,845	$(3,724)	$33,479	$91,884
Net income	—	—	—	—	—	2,124	2,124
Impact of ASC 326 Adoption	—	—	—	—	—	(2,508)	(2,508)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	185	—	—	185
Dividend reinvestment plan	—	—	—	84	—	—	84
Repurchase of common stock	—	—	—	(10)	—	—	(10)
Unearned ESOP shares allocation	—	—	—	(329)	—	—	(329)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	165	—	—	165
Stock option expense	—	—	—	58	—	—	58
Other comprehensive loss, net	—	—	—	—	485	—	485
Dividends declared on:			—
Preferred stock	—	—	—	—	—	(416)	(416)
Common stock ($0.16 per share)	—	—	—	—	—	(657)	(657)
Balance at June 30, 2023	$6,161	$3,123	$—	$52,998	$(3,239)	$32,022	$91,065

Balance at January 1, 2024	$6,161	$3,123	$6,446	$53,563	$(2,981)	$34,395	$100,707
Net income	—	—	—	—	—	1,690	1,690
Unearned ESOP shares allocation	—	—	—	(44)	—	—	(44)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	151	—	—	151
Stock option expense	—	—	—	22	—	—	22
Other comprehensive income, net	—	—	—	—	(132)	—	(132)
Dividends declared on:
Preferred stock	—	—	—	—	—	(771)	(771)
Common stock ($0.16 per share)	—	—	—	—	—	(661)	(661)
Balance at June 30, 2024	$6,161	$3,123	$6,446	$53,692	$(3,113)	$34,653	$100,962

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income from continuing operations	$1,759	$2,284
Net loss from discontinued operations	(69)	(160)
Net income	1,690	2,124
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets	1,180	1,127
Net securities premium amortization	56	41
Amortization of debt issuance costs	3	3
Amortization of premium on loans purchased, net	301	107
Provision for credit losses	7,058	4,707
Accretion of discount on unguaranteed loans	(1,429)	(1,794)
Deferred tax expense	563	717
Origination of government guaranteed loans held for sale	(2,226)	(2,421)
Proceeds from sales of government guaranteed loans held for sale	218,446	208,921
Net gains on sales of government guaranteed loans	(13,684)	(10,437)
Change in fair value of government guaranteed loans HFI, at fair value	(6,507)	(6,478)
Amortization of loan servicing rights	2,881	1,933
Non-qualified stock purchase plan expense	13	14
Stock based compensation expense	173	223
Income from bank owned life insurance	(350)	(310)
Changes in:
Accrued interest receivable	(870)	(1,477)
Other assets	(2,824)	170
Accrued interest payable	290	(132)
Other liabilities	(2,339)	(4,598)
Net cash provided by operating activities of continuing operations	202,494	192,600
Net cash used in operating activities of discontinued operations	(206)	(119)
Net cash provided by operating activities	202,288	192,481
Cash flows from investing activities:
Purchase of investment securities available for sale	(4,458)	—
Principal payments on investment securities available for sale	5,120	1,620
Principal payments on investment securities held to maturity	1	2,500
Net purchase of nonmarketable equity securities	(2,362)	(1,295)
Purchase of time deposits in banks	(11)	—
Maturity of time deposits in banks	2,396	—
Purchase of government guaranteed and consumer loans	(812)	(99,551)
Loan (originations) and payments, net	(297,686)	(205,633)
Purchase related to other real estate owned	(1,229)	—
Purchase of premises and equipment	(1,394)	(5,739)
Net cash used in investing activities	(300,435)	(308,098)

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (UNAUDITED) (Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Net change in deposits	57,250	149,712
Net increase in short-term borrowings	45,000	5,000
Payments on notes payable	(227)	(227)
Repayment of subordinated debt	—	(50)
Proceeds from issuance of common stock for benefit plans, net	(13)	255
Common share buyback - redeemed stock	—	(10)
Unearned ESOP shares	(44)	(329)
Dividends paid on common stock	(661)	(657)
Dividends paid on preferred stock	(771)	(416)
Net cash provided by financing activities	100,534	153,278
Net change in cash and cash equivalents	2,387	37,661
Cash and cash equivalents, beginning of period	58,385	66,046
Cash and cash equivalents, end of period	$60,772	$103,707
Supplemental cash flow information
Interest paid	$21,400	$13,014
Income taxes paid	8	2
Supplemental noncash disclosures
Impact to retained earnings from adoption of ASC 326, net of tax	—	2,508
Net change in unrealized holding gains (losses) on investment securities available for sale, net of tax effect	(132)	485
Transfer of government guaranteed loans HFI to loans HFS	206,228	201,157
Transfer of loans HFI to OREO	404	—
Recognition of right of use asset and operating lease liability	263	—
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
Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023.
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
Contingencies: Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2024. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2024 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
New Accounting Standards Not Yet Adopted:
In October 2023, the FASB issued ASU No. 2023-06 “Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company does not believe this standard will have a material impact on its Consolidated Financial Statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU was issued to improve segment reporting disclosures. The amendments

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
in this ASU improve financial reporting by requiring disclosure of incremental segment information including significant segment expenses regularly provided to the chief operating decision maker as well as the amount and composition of other segment items on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Retrospective application is required in all prior periods unless impracticable to do so. The amendments in this standard will be effective for the Company for the fiscal year ended December 31, 2024 and subsequent interim periods. The Company is evaluating the impact of this standard and does not expect it to have a material impact on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU was issued to enhance the transparency and decision usefulness of income tax disclosures. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Retrospective application in all prior periods is permitted. The amendments in this standard will be effective for the Company on January 1, 2025. The Company is currently assessing the impact of this standard and does not expect it to have a material impact on the Company’s consolidated financial statements.
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
The following is a summary of the assets and liabilities of the discontinued operations of the residential mortgage lending division at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Assets
Right-of-use operating lease asset	$36	$348
Total assets	$36	$348
Liabilities
Operating lease liability	$171	$620
Total liabilities	$171	$620
The following presents operating results of the discontinued operations of the residential mortgage lending division for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$—	$—	$—	$1
Noninterest income	51	(2)	51	(2)
Total net revenue	51	(2)	51	(1)
Noninterest expense	65	41	143	212
Loss from discontinued operations before income taxes	(14)	(43)	(92)	(213)
Income tax benefit	(4)	(11)	(23)	(53)
Net loss from discontinued operations	$(10)	$(32)	$(69)	$(160)

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 3 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale and investment securities held to maturity at June 30, 2024 and December 31, 2023 as well as the ACL for investment securities held to maturity at June 30, 2024 and December 31, 2023 are summarized as follows:

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$6,351	$—	$(45)	$6,306
Mortgage-backed securities:
U.S. Government-sponsored enterprises	8,065	—	(705)	7,360
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	19,638	—	(3,520)	16,118
Corporate bonds	8,831	70	—	8,901
Total investment securities available for sale	$42,885	$70	$(4,270)	$38,685

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Corporate bonds	$2,500	$—	$(227)	$2,273	$14
Total investment securities held to maturity	$2,500	$—	$(227)	$2,273	$14

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$8,041	$6	$(114)	$7,933
Mortgage-backed securities:
U.S. Government-sponsored enterprises	3,842	—	(606)	3,236
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	20,382	—	(3,284)	17,098
Corporate bonds	11,332	—	(24)	11,308
Total investment securities available for sale	$43,597	$6	$(4,028)	$39,575

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$1	$—	$—	$1	$—
Corporate bonds	2,500	—	(238)	2,262	17
Total investment securities held to maturity	$2,501	$—	$(238)	$2,263	$17
`
The amortized cost and fair value of investment securities as of June 30, 2024 are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One to five years	$8,831	$8,901	$1,500	$1,445
Five to ten years	7,217	7,160	1,000	828
Beyond ten years	26,837	22,624	—	—
Total	$42,885	$38,685	$2,500	$2,273
No ACL for investment securities AFS was needed at June 30, 2024 or December 31, 2023. Declines in the fair value of the AFS investment portfolio are believed by management to be temporary in nature. When evaluating an investment for credit loss, management considers, among other things, the extent to which the fair value has been in a loss position; the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for the investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At June 30, 2024, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.
As of June 30, 2024, there were no past due principal and interest payments associated with the HTM securities. The Company monitors the credit quality of debt securities held to maturity quarterly through the use of credit ratings. However, the corporate bonds that are held to maturity have no credit rating and the corporate bonds in an unrealized loss position at June 30, 2024 are not material to the financial statements. There was an ACL of $14 and $17 on corporate bonds HTM at June 30, 2024 and December 31, 2023, respectively, which was calculated based on applying the long-term historical credit loss rate for similarly rated securities.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following table presents the activity in the ACL for investment securities HTM by major security type for the three and six months ended June 30, 2024 and June 30, 2023:

	For the Three Months Ended	For the Six Months Ended	For the Three Months Ended	For the Six Months Ended
Corporate Bonds	June 30, 2024		June 30, 2023
Balance at beginning of period	$14	$17	$18	$—
Impact of adopting ASC 326	—	—	—	18
Provision for credit losses on HTM investment securities	—	(3)	1	1
Investment securities charge-offs	—	—	—	—
Investment securities recoveries	—	—	—	—
Balance at end of period	$14	$14	$19	$19
The following table summarizes investment securities with unrealized losses at June 30, 2024 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Investment securities available for sale:
Asset-backed securities	$1,710	$(5)	$4,596	$(40)	$6,306	$(45)	3
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,416	(43)	2,944	(662)	7,360	(705)	3
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	16,118	(3,520)	16,118	(3,520)	7
Total investment securities available for sale	$6,126	$(48)	$23,658	$(4,222)	$29,784	$(4,270)	13

Investment securities held to maturity:
Corporate bonds	$416	$(83)	$1,857	$(144)	$2,273	$(227)	3
Total investment securities held to maturity	$416	$(83)	$1,857	$(144)	$2,273	$(227)	3

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
No investment securities were pledged as of June 30, 2024 or December 31, 2023, and there were no sales of investment securities during the three or six months ended June 30, 2024 and the year ended December 31, 2023.
NOTE 4 – LOANS
Loans HFI, at amortized cost, at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Real estate:
Residential	$304,234	$264,126
Commercial	288,185	293,595
Construction and land	35,759	26,272
Commercial and industrial	192,140	177,566
Commercial and industrial - PPP	2,324	3,202
Consumer and other	85,789	47,287
Loans HFI, at amortized cost, gross	908,431	812,048
Deferred loan costs, net	17,299	14,707
Discount on government guaranteed loans sold(1)	(7,731)	(7,040)
Premium on loans purchased, net	4,173	4,503
Allowance for credit losses	(13,843)	(13,497)
Loans HFI, at amortized cost	$908,329	$810,721
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 5 - ALLOWANCE FOR CREDIT LOSSES
The following schedules present the activity in the ACL by loan segment for the three and six months ended June 30, 2024 and June 30, 2023:

Three Months Ended	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and Other	Total
June 30, 2024
Beginning Balance	$2,186	$1,758	$663	$6,840	$2,459	$13,906
Charge-offs	—	(60)	—	(2,599)	(771)	(3,430)
Recoveries	—	2	—	111	56	169
Provision	(952)	164	(108)	3,362	732	3,198
Ending Balance	$1,234	$1,864	$555	$7,714	$2,476	$13,843
June 30, 2023
Beginning Balance	$2,358	$1,695	$254	$7,216	$685	$12,208
Charge-offs	—	—	—	(1,710)	(674)	(2,384)
Recoveries	—	—	—	72	59	131
Provision	184	194	105	1,433	727	2,643
Ending Balance	$2,542	$1,889	$359	$7,011	$797	$12,598

	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and Other	Unallocated	Total
Six Months Ended
June 30, 2024
Beginning Balance	$1,987	$1,818	$519	$6,579	$2,594	$—	$13,497
Charge-offs	—	(60)	—	(5,523)	(1,749)	—	(7,332)
Recoveries	—	4	—	241	174	—	419
Provision	(753)	102	36	6,417	1,457	—	7,259
Ending Balance	$1,234	$1,864	$555	$7,714	$2,476	$—	$13,843
June 30, 2023
Beginning Balance	$731	$956	$28	$6,182	$1,090	$59	$9,046
Impact of adopting ASC 326	1,479	613	281	1,116	(323)	(59)	3,107
Charge-offs	—	—	—	(3,118)	(1,339)	—	(4,457)
Recoveries	—	2	—	189	126	—	317
Provision	332	318	50	2,642	1,243	—	4,585
Ending Balance	$2,542	$1,889	$359	$7,011	$797	$—	$12,598
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
The Company uses reasonable and supportable forecasts that are developed with internal and external data. These are updated quarterly by management and utilize data from the FOMC’s median forecasts of change in national GDP and of national unemployment. The FOMC’s forecast of GDP and unemployment for the next calendar year is used in conjunction

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
with the most recent 4 quarters of historical data from FRED (Federal Reserve Economic Data) to determine changes in certain qualitative factors used in calculating loss rates.
See Note 1 and Note 5 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ACL methodology in the December 31, 2023 Form 10-K.
The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The ACL on unfunded loan commitments is based on estimates of probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity and loss rates as determined for pooled funded loans. As of June 30, 2024 and December 31, 2023, the ACL for unfunded commitments recorded in other liabilities was $641 and $839, respectively.
The following table presents the activity in the ACL for unfunded commitments for the three and six months ended June 30, 2024 and June 30, 2023:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance at beginning of period	$839	$798	$839	$511
Impact of adopting ASC 326	—	—	—	213
Provision for credit losses on unfunded commitments	(198)	46	(198)	120
Unfunded commitments charge-offs	—	—	—	—
Unfunded commitments recoveries	—	—	—	—
Balance at end of period	$641	$844	$641	$844
The following tables present the principal balance of nonaccrual loans and loans past due over 89 days still on accrual by loan segment at June 30, 2024 and December 31, 2023. In the following tables, the principal balance does not include the government guaranteed balance or loans measured at fair value.

June 30, 2024	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days Still Accruing(1)
Real estate - residential	$—	$4,881	$250
Real estate - commercial	—	1,249	—
Commercial and industrial	—	1,471	66
Consumer and other	—	—	137
Total	$—	$7,601	$453

December 31, 2023	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days Still Accruing(1)
Real estate - residential	$—	$4,654	$583
Real estate - commercial	—	$1,159	$—
Commercial and industrial	—	1,587	—
Consumer and other	—	—	282
Total	$—	$7,400	$865
(1) Excludes loans measured at fair value. See Note 6. Fair Value for additional information.
A financial asset is considered collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraised value. As of June 30, 2024 there were no loans individually evaluated. The

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
following table presents the principal balance of individually analyzed collateral dependent loans by loan portfolio segment as of December 31, 2023:

December 31, 2023	Type of Collateral	ACL
	Business Assets
Commercial and industrial	$390	$255

The following table presents the aging of the principal balance of past due loans HFI at amortized cost at June 30, 2024 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$2,548	$5,079	$7,627	$296,607	$304,234
Real estate - commercial	1,870	894	2,764	285,421	288,185
Real estate - construction and land	—	—	—	35,759	35,759
Commercial and industrial	3,756	1,385	5,141	186,999	192,140
Commercial and industrial - PPP	—	—	—	2,324	2,324
Consumer and other	655	137	792	84,997	85,789
Total	$8,829	$7,495	$16,324	$892,107	$908,431
(1) $3,647 of balances 30-89 days past due and $4,007 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee. Of those loans, $1,478 of commercial and industrial PPP loans were delinquent as of June 30, 2024.

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

Modifications to Borrowers Experiencing Financial Difficulty
For the three and six months ended June 30, 2024 and the year ended December 31, 2023, there were no loan modifications to borrowers experiencing financial difficulty and no loan modifications that subsequently defaulted during the period.
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
The table below sets forth principal balance for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at June 30, 2024 and gross write offs for the six months ended June 30, 2024:

						Revolving	Revolving
						Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$27,372	$74,897	$74,772	$48,859	$55,074	$2,538	$—	$283,512
Special mention	72	801	2,202	118	230	—	—	3,423
Substandard	—	—	291	103	856	—	—	1,250
Doubtful	—	—	—	—	—	—	—	—
Total real estate - commercial loans, at amortized cost, gross	27,444	75,698	77,265	49,080	56,160	2,538	—	288,185
Gross write offs	—	—	60	—	—	—	—	60

Real estate - construction and land
Risk Rating
Pass	1,144	22,366	9,382	2,867	—	—	—	35,759
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate - construction and land loans, at amortized cost, gross	1,144	22,366	9,382	2,867	—	—	—	35,759
Gross write offs	—	—	—	—	—	—	—	—

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

						Revolving	Revolving
						Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial and industrial
Risk Rating
Pass	33,865	46,875	39,025	12,587	45,755	8,293	—	186,400
Special mention	22	749	902	296	2,263	—	—	4,232
Substandard	—	23	572	11	902	—	—	1,508
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial loans, at amortized cost, gross	33,887	47,647	40,499	12,894	48,920	8,293	—	192,140
Gross write offs	—	1,449	1,884	282	1,908	—	—	5,523

Commercial and industrial - PPP
Risk Rating
Pass	—	—	—	223	1,102	—	—	1,325
Special mention	—	—	—	—	999	—	—	999
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial - PPP loans, at amortized cost, gross	—	—	—	223	2,101	—	—	2,324
Gross write offs	—	—	—	—	—	—	—	—
The table below sets forth principal balance for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at December 31, 2023 and gross write offs for the year ended December 31, 2023:

					Revolving	Revolving
					Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year				Amortized	Converted
	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$94,092	$79,712	$50,985	$64,648	$2,439	$—	$291,876
Special mention	—	482	78	—	—	—	560
Substandard	—	195	31	933	—	—	1,159
Doubtful	—	—	—	—	—	—	—
Total real estate - commercial loans, at amortized cost, gross	94,092	80,389	51,094	65,581	2,439	—	293,595
Gross write offs	—	101	—	7	—	—	108

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

					Revolving	Revolving
					Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year				Amortized	Converted
	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - construction and land
Risk Rating
Pass	11,366	12,755	2,151	—	—	—	26,272
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total real estate - construction and land loans, at amortized cost, gross	11,366	12,755	2,151	—	—	—	26,272
Gross write offs	—	—	—	—	—	—	—

Commercial and industrial
Risk Rating
Pass	51,212	45,325	13,807	54,003	10,750	—	175,097
Special mention	—	150	43	671	—	—	864
Substandard	—	1,004	14	587	—	—	1,605
Doubtful	—	—	—	—	—	—	—
Total commercial and industrial loans, at amortized cost, gross	51,212	46,479	13,864	55,261	10,750	—	177,566
Gross write offs	325	1,543	259	4,113	—	—	6,240

Commercial and industrial - PPP
Risk Rating
Pass	—	—	135	3,067	—	—	3,202
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total commercial and industrial - PPP loans, at amortized cost, gross	—	—	135	3,067	—	—	3,202
Gross write offs	—	—	—	223	—	—	223

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The Company considers the performance of the loan portfolio to determine its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan by payment activity. The following table presents the principal balance at June 30, 2024 in residential and consumer loans based on payment activity as well as gross write offs for the six months ended June 30, 2024.

						Revolving	Revolving
						Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$21,205	$29,246	$84,473	$23,559	$18,924	$121,696	$—	$299,103
Nonperforming	—	—	972	286	2,949	924	—	5,131
Total real estate - residential loans, at amortized cost, gross	21,205	29,246	85,445	23,845	21,873	122,620	—	304,234
Gross write offs	—	—	—	—	—	—	—	—

Consumer and other
Payment Performance
Performing	46,327	23,318	13,849	774	163	1,221	—	85,652
Nonperforming	—	—	137	—	—	—	—	137
Total consumer and other loans, at amortized cost, gross	46,327	23,318	13,986	774	163	1,221	—	85,789
Gross write offs	—	168	1,513	32	36	—	—	1,749
The following table presents the principal balance at December 31, 2023 in residential and consumer loans based on payment activity as well as gross write offs for the year ended December 31, 2023.

					Revolving	Revolving
					Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year				Amortized	Converted
	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$31,377	$83,951	$24,524	$19,709	$99,328	$—	$258,889
Nonperforming	—	1,197	286	2,951	803	—	5,237
Total real estate - residential loans, at amortized cost, gross	31,377	85,148	24,810	22,660	100,131	—	264,126
Gross write offs	—	—	—	—	—	—	—

Consumer and other
Payment Performance
Performing	25,491	19,390	930	204	990	—	47,005
Nonperforming	—	258	24	—	—	—	282
Total consumer and other loans, at amortized cost, gross	25,491	19,648	954	204	990	—	47,287
Gross write offs	79	3,182	11	8	—	—	3,280

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
Individually Evaluated Loans: Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments can also include certain impairment amounts for collateral-dependent loans calculated when establishing the ACL. Loans are considered collateral dependent when the Company has determined that foreclosure of the collateral is probable or when a borrower is experiencing financial difficulty and the loan is expected to be repaid substantially through the operation or sale of collateral. A collateral dependent loan’s ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. Fair value of the loan’s collateral is determined by appraisals, independent valuation, or management’s estimation of fair value which is then adjusted for the cost related to liquidation of the collateral. Collateral dependent loans are generally classified as Level 3 based on management’s judgment and estimation.
Other Real Estate Owned: Other real estate owned assets are recorded at the lower of cost or fair value upon the transfer of a loan to other real estate owned and, subsequently, continue to be measured and carried at the lower of cost or fair value. The fair value of other real estate owned is based on recent real estate appraisals which are generally updated annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales, cost, and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Other real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.
Appraisals for both collateral dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by either the Company or the Company's appraisal services vendor. Once received, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Management compares the best-efforts price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Government Guaranteed Loan Servicing Rights: The fair value of government guaranteed loan servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. There were no government guaranteed loan servicing rights carried at fair value at June 30, 2024 and December 31, 2023. On a quarterly basis, government guaranteed loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the cost. If the carrying amount exceeds fair value, impairment is recorded.
Assets measured at fair value on a recurring basis at June 30, 2024 are summarized below. There were no liabilities carried at fair value on a recurring basis at June 30, 2024.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$38,685	$—	$38,685
Government guaranteed loans HFI, at fair value	—	—	86,142	86,142
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of HFI government guaranteed loans measured at fair value at June 30, 2024 and December 31, 2023.

	June 30, 2024
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$16,881	$17,098	$(217)	$—	$—	$—	$—	$—	$—
Commercial and industrial	69,261	67,732	1,529	1,625	1,809	(184)	—	—	—
Total loans HFI, at fair value	$86,142	$84,830	$1,312	$1,625	$1,809	$(184)	$—	$—	$—

	December 31, 2023
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$19,219	$19,156	$63	$—	$—	$—	$—	$—	$—
Commercial and industrial	72,289	68,777	3,512	485	585	(100)	162	182	(20)
Total loans HFI, at fair value	$91,508	$87,933	$3,575	$485	$585	$(100)	$162	$182	$(20)
(1) The nonaccrual and 90 days or more past due loan balances do not include the portion of government guaranteed loan balances.
The total amount of net gains and losses from changes in fair value and interest income included in earnings for the six months ended June 30, 2024 and June 30, 2023 for government guaranteed loans HFI, at fair value, were as follows:

	Six Months Ended June 30,
	2024	2023
Interest income	$4,623	$2,071
Change in fair value	6,507	6,478
Total gain, net	$11,130	$8,549
Changes in fair value for government guaranteed loans HFI, at fair value, were included in Government guaranteed loans fair value gain on the Consolidated Statements of Income.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The table below presents a reconciliation of government guaranteed loans HFI, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended June 30,
	2024	2023
Balance of government guaranteed loans HFI at fair value, beginning of period	$91,508	$27,078
New government guaranteed originations at fair value	74,210	84,151
Loans sold	(84,279)	(59,694)
Principal payments	(1,804)	(5,695)
Charge-offs	—	(153)
Total gains during the period	6,507	6,478
Balance of government guaranteed loans HFI at fair value, end of period	$86,142	$52,165
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
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of government guaranteed loans HFI that fall within Level 3 of the fair value hierarchy at June 30, 2024 and December 31, 2023:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
June 30, 2024
Government guaranteed loans HFI, at fair value	$86,142	Discounted	Discount rate	7.36%-10.86% (9.18%)
		cash flow	Conditional prepayment rate	10.50%-14.75% (13.89%)
December 31, 2023
Government guaranteed loans HFI, at fair value	$91,508	Discounted	Discount rate	7.36%-10.86% (8.74%)
		cash flow	Conditional prepayment rate	10.38%-15.69% (13.91%)
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
Assets measured at fair value on a nonrecurring basis (Level 3) at June 30, 2024 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount
Other real estate owned	$1,633	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Assets measured at fair value on a nonrecurring basis (Level 3) at December 31, 2023 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount
Individually evaluated loans	$135	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at June 30, 2024 and December 31, 2023 are as follows:

		June 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$60,772	$60,772	$58,385	$58,385
Time deposits in banks	2	2,261	2,201	4,646	4,561
Investment securities held to maturity	2	2,486	2,273	2,484	2,263
Nonmarketable equity securities, at cost	2	7,132	7,132	4,770	4,770
Loans HFI, at amortized cost	3	908,329	896,591	810,721	786,350
Accrued interest receivable	2	8,000	8,000	7,130	7,130
Government guaranteed loan servicing rights	3	15,770	17,480	14,959	16,318
Liabilities:
Noninterest-bearing deposits	2	$94,040	$94,040	$93,708	$93,708
Interest-bearing transaction accounts	2	236,447	236,447	259,422	259,422
Savings and money market deposits	2	420,271	420,271	373,000	373,000
Time deposits	2	291,630	286,927	259,008	255,372
FHLB borrowings	2	55,000	55,000	10,000	10,000
Subordinated debentures	2	5,952	5,393	5,949	5,215
Notes payable	2	2,162	2,143	2,389	2,369
Accrued interest payable	2	1,172	1,172	882	882
NOTE 7 – GOVERNMENT GUARANTEED LOAN SERVICING ACTIVITIES
At June 30, 2024 and December 31, 2023, the principal balance of government guaranteed loans, excluding PPP loans, retained by the Company was $391,907 and $395,877, respectively, of which $161,331 and $181,459 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of government guaranteed loans serviced for others requiring recognition of a servicing asset were $966,212 and $855,756 at June 30, 2024 and December 31, 2023, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Activity for government guaranteed loan servicing rights for the three and six months ended June 30, 2024 and June 30, 2023 follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning of period	$15,742	$11,625	$14,959	$10,906
Additions	1,514	2,250	3,692	3,847
Amortization	(1,486)	(1,055)	(2,881)	(1,933)
End of period	$15,770	$12,820	$15,770	$12,820
The fair value of government guaranteed loan servicing rights was $17,480 and $16,318 at June 30, 2024 and December 31, 2023, respectively. Fair value was determined using a weighted average discount rate of 14.62% and a weighted average prepayment speed of 12.72% at June 30, 2024. Fair value was determined using a weighted average discount rate of 14.50% and a weighted average prepayment speed of 11.42% at December 31, 2023. The government guaranteed loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain on sale of government guaranteed loans for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Gain on sale of guaranteed portion of government guaranteed loans	$4,081	$4,590	$9,992	$7,402
Loss on sale of unguaranteed portion of government guaranteed loans	—	(797)	—	(797)
Costs recognized on sale of government guaranteed loans	—	(15)	—	(15)
Fair value of loan servicing rights created	1,514	2,250	3,692	3,847
Gain on sale of government guaranteed loans, net	$5,595	$6,028	$13,684	$10,437
NOTE 8 – LEASES
For the three and six months ended June 30, 2024 and June 30, 2023, the components of total lease cost and supplemental information related to operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$238	$246	$497	$588
Short-term lease cost	63	20	72	20
Total lease cost, net (1)	$301	$266	$569	$608
(1) Includes lease costs reported as discontinued operations of $60 and $27 for the three months ended June 30, 2024 and June 30, 2023, respectively, and $131 and $87 for the six months ended June 30, 2024 and June 30, 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash flows related to operating lease liabilities	$206	$303	$449	$684
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	263	—
At June 30, 2024, the weighted average discount rate of operating leases was 2.79% and the weighted average remaining life of operating leases was 2.90 years.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The future minimum lease payments for operating leases, subsequent to June 30, 2024, as recorded on the balance sheet, are summarized as follows:

2024	$448
2025	946
2026	908
2027	467
2028	—
Thereafter	—
Total undiscounted lease payments	$2,769
Less: imputed interest	(101)
Net lease liabilities	$2,668
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
Based on the analysis, the Company concluded that the ROU assets for these offices were impaired. The ROU asset had a remaining ROU carrying value of $36 as of June 30, 2024.
NOTE 9 – OTHER BORROWINGS
At June 30, 2024, the Company had $55,000 of borrowings at 5.57% from the FHLB and no borrowings from the FRB. There were $10,000 of borrowings at 5.57% from the FHLB and no borrowings from the FRB at December 31, 2023.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the bank were to obtain would be secured by a blanket lien on $326,530 of real estate-related loans as of June 30, 2024. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to
$132,809 from the FHLB at June 30, 2024.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $61,753 of commercial loans as of June 30, 2024. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to $44,028 from the FRB at June 30, 2024.
The Company has $6,000 of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years which is June 30, 2026. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term after June 30, 2026. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5,952 and $5,949 at June 30, 2024 and December 31, 2023, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The Company has a term note with quarterly principal and interest payments with interest at Prime (8.50% at June 30, 2024). The note matures on March 10, 2029 and the balance of the note was $2,162 and $2,389 at June 30, 2024 and December 31, 2023, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note. As of June 30, 2024, the Company was in compliance with all financial debt covenants.
NOTE 10 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock grants and stock options. Total compensation cost charged against income related to the Equity Plan was $110 and $172 for the three months ended June 30, 2024 and June 30, 2023, respectively, and $172 and $319 for the six months ended June 30, 2024 and June 30, 2023, respectively.
Restricted Stock
The Company awarded shares of restricted common stock to certain employees and non-employee directors for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.
A summary of changes in the Company’s nonvested restricted shares for the six months ended June 30, 2024 and June 30, 2023 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2024	52,195	$18.75
Granted	30,650	11.70
Vested	(28,710)	(18.50)
Forfeited	(1,025)	(16.48)
Nonvested at June 30, 2024	53,110	$14.86

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2023	22,000	$21.52
Granted	46,175	18.30
Vested	(13,935)	20.01
Forfeited	(1,705)	(19.37)
Nonvested at June 30, 2023	52,535	$18.75
At June 30, 2024, there was $578 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the six months ended June 30, 2024 and June 30, 2023 was $359 and $252, respectively.
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
A summary of the activity in the Equity Plan for the six months ended June 30, 2024 and June 30, 2023 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	367,033	$15.68
Forfeited	(1,575)	(15.41)
Outstanding at June 30, 2024	365,458	$15.68	5.16	$—
Vested and exercisable at June 30, 2024	350,660	$15.71	5.12	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	405,688	$15.67
Exercised	(30,375)	15.71
Forfeited	(7,575)	15.52
Outstanding at June 30, 2023	367,738	$15.67	6.20	$—
Vested and exercisable at June 30, 2023	323,037	$15.78	6.06	$—
There were no options granted during the three and six months ended June 30, 2024 or June 30, 2023. Total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan was $32 at June 30, 2024. This cost is expected to be recognized over a weighted average period of 1.3 years.
NOTE 11 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. During the six months ended June 30, 2024, there were no shares issued. During the six months ended June 30, 2023, 4,953 shares were issued at an average of $17.01 per share.
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the six months ended June 30, 2024 and June 30, 2023 was $13 and $14, respectively.
The Company has a Salary Continuation Agreement (the “Agreement”) with the Company’s retired CEO. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. The liability recorded for the Agreement was $359 and $351 at June 30, 2024 and December 31, 2023, respectively, and the related expense for the six months ended June 30, 2024 and June 30, 2023 was $8 for both periods. Payments began in July 2024 from the retirement of the CEO on December 31, 2023.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of each employee’s salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. There was no match of contributions in 2023. Expense recognized in relation to the 401(k) plan was $533 and $457 for the six months ended June 30, 2024 and June 30, 2023, respectively.
The Company has an ESOP for eligible employees. Each year, the Company’s Board of Directors may approve a discretionary percentage of employees’ salaries to be contributed to the ESOP for eligible employees. In 2021, the ESOP trust acquired 14,154 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 8,493 unallocated shares with a fair value of $99 and 11,323 unallocated shares with a fair value of $153 remaining as of June 30, 2024 and June 30, 2023, respectively. The ESOP trust’s outstanding loan, which is secured by the unallocated shares, bears a fixed interest rate equal to the Prime Rate as of the note date, which was 3.25%.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The note requires an annual payment of principal and interest through December 2026. The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the ESOP. As a result of the exit of affected participants from the plan, the plan acquired 23,383 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 18,706 unallocated shares with a fair value of $217 and 23,383 unallocated shares with a fair value of $316 remaining as of June 30, 2024 and June 30, 2023, respectively. The ESOP trust was issued a five year loan bearing an interest rate equal to the Prime Rate as of the note date, which was 8.25% and adjusts annually as of the first day of each succeeding calendar year to reflect the Prime Rate as of the first business day of the calendar year. The note requires an annual payment of principal and interest through December 2027. The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The Board did not approve any contributions in 2023. There was $108 of expense related to the ESOP for the six months ended June 30, 2024 and no expense for the six months ended June 30, 2023.
NOTE 12 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met all capital adequacy requirements to which it was subject at June 30, 2024 and December 31, 2023.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s classification.
In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and included a transition option that allows banking organizations to phase in, over a three year period, the day one adverse effects of adoption on their regulatory capital ratios (three year transition option). In connection with the adoption of ASC 326 on January 1, 2023, the Company recognized an after-tax cumulative effect reduction to retained earnings. The Company elected to adopt the three year transition option and the deferral has been applied in capital ratios presented below. Actual and required capital amounts and ratios for the Bank are presented below at June 30, 2024:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$114,204	11.79%	$77,500	8.00%	$96,875	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$102,081	10.54%	$58,125	6.00%	$77,500	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$102,081	10.54%	$43,594	4.50%	$62,969	6.50%
Tier 1 Capital
(to Average Assets)	$102,081	8.73%	$46,792	4.00%	$58,490	5.00%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2023:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$114,256	13.03%	$70,169	8.00%	$87,711	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$103,274	11.77%	$52,627	6.00%	$70,169	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$103,274	11.77%	$39,470	4.50%	$57,012	6.50%
Tier 1 Capital
(to Average Assets)	$103,274	9.38%	$44,024	4.00%	$55,030	5.00%
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
The contractual amounts of financial instruments with off-balance sheet risk at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Unfunded loan commitments	$59,649	$7,392
Unused lines of credit	183,740	178,440
Standby letters of credit	211	186
All unused lines of credit at June 30, 2024 and December 31, 2023 were variable rate lines of credit and the majority of unfunded loan commitments at June 30, 2024 and December 31, 2023 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At June 30, 2024 and December 31, 2023, ACL for off-balance sheet loan commitments totaled $641 and $839, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
`NOTE 14 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic:
Income from continuing operations	$876	$1,417	$1,759	$2,284
Loss from discontinued operations	(10)	(32)	(69)	(160)
Net income	866	1,385	1,690	2,124
Less: Preferred stock dividends	386	208	771	416
Net income available to common shareholders	$480	$1,177	$919	$1,708
Weighted average common shares outstanding	4,134,581	4,103,788	4,132,533	4,092,299

Basic earnings (loss) per common share:
Continuing operations	$0.12	$0.30	$0.24	$0.46
Discontinued operations	—	(0.01)	(0.02)	(0.04)
Total	$0.12	$0.29	$0.22	$0.42

Diluted:
Income from continuing operations	$876	$1,417	$1,759	$2,284
Loss from discontinued operations	(10)	(32)	(69)	(160)
Net income	866	1,385	1,690	2,124
Less: Preferred stock dividends	386	208	771	416
Add: Series B preferred stock and preferred C stock dividends	—	64	—	—
Net income available to common shareholders	$480	$1,241	$919	$1,708
Weighted average common shares outstanding for basic earnings per common share	4,134,581	4,103,788	4,132,533	4,092,299
Add: Dilutive effects of conversion of Series B preferred stock and Preferred C to common stock	—	161,713	—	—
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—	—	—
Average shares and dilutive potential common shares	4,134,581	4,265,501	4,132,533	4,092,299

Diluted earnings (loss) per common share:
Continuing operations	$0.12	$0.30	$0.24	$0.46
Discontinued operations	—	(0.01)	(0.02)	(0.04)
Total	$0.12	$0.29	$0.22	$0.42
The following securities outstanding at June 30, 2024 and June 30, 2023 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of earnings (loss) per share are antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock options	365,700	368,955	366,238	378,534
Convertible Series B preferred stock	3,210	0	3,210	3,123
Convertible Series C preferred stock	6,446	0	6,446	0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is an analysis of the results of operations for the three and six months ended June 30, 2024 and June 30, 2023 and financial condition as of June 30, 2024 and December 31, 2023. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.
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
Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At June 30, 2024, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing the consolidated financial statements were the policies related to the ACL and fair value measurement of government guaranteed loan servicing rights and government guaranteed loans HFI at fair value, which are discussed more fully in the December 31, 2023 Form 10-K.
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
Recent Developments
Third Quarter Common Stock Dividend. On July 23, 2024, BayFirst’s Board of Directors declared a third quarter 2024 cash dividend of $0.08 per common share, payable September 15, 2024 to common shareholders of record as of September 1, 2024. The Company has continuously paid quarterly common stock cash dividends since 2016.
Third Quarter Preferred Series A Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $22.50 on the Series A Preferred Stock. The dividend will be payable October 1, 2024 to shareholders of record as of July 15, 2024. The amount and timing of the dividend is in accordance with the terms of the Series A Preferred Stock.
Third Quarter Preferred Series B Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $20.00 on the Series B Convertible Preferred Stock. The dividend will be payable October 1, 2024 to shareholders of record as of July 15, 2024. The amount and timing of the dividend is in accordance with the terms of the Series B Convertible Preferred Stock.
Third Quarter Preferred Series C Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $27.50 on the Series C Cumulative Convertible Preferred Stock. The dividend will be payable October 1, 2024 to shareholders of record as of July 15, 2024. The amount and timing of the dividend is in accordance with the terms of the Series C Cumulative Convertible Preferred Stock.
Selected Financial Data - Unaudited

	As of and for the Three Months Ended			As of and for the Six Months Ended
(Dollars in thousands, except for share data)	6/30/2024	3/31/2024	6/30/2023	6/30/2024	6/30/2023
Income Statement Data:
Net interest income	$9,182	$8,742	$10,108	$17,924	$19,161
Provision for credit losses	3,000	4,058	2,765	7,058	4,707
Noninterest income	11,653	14,268	10,937	25,921	20,385
Noninterest expense	16,610	17,773	16,402	34,383	31,814
Income tax expense	349	296	461	645	741
Net income from continuing operations	876	883	1,417	1,759	2,284
Net loss from discontinued operations	(10)	(59)	(32)	(69)	(160)
Net income	866	824	1,385	1,690	2,124
Preferred stock dividends	386	385	208	771	416
Net income available to common shareholders	$480	$439	$1,177	$919	$1,708
Balance Sheet Data:
Average loans HFI	$1,008,314	$934,868	$836,704	$1,008,314	$836,704
Average loans HFI at amortized cost	922,172	857,099	784,539	922,172	784,539

	As of and for the Three Months Ended			As of and for the Six Months Ended
(Dollars in thousands, except for share data)	6/30/2024	3/31/2024	6/30/2023	6/30/2024	6/30/2023
Average total assets	1,178,501	1,126,315	1,064,068	1,152,381	1,017,039
Average common shareholders’ equity	84,948	85,385	80,310	85,166	79,577
Total loans HFI	1,008,314	934,868	836,704	1,008,314	836,704
Total loans HFI, excluding government guaranteed loan balances	844,659	776,302	638,148	844,659	638,148
Allowance for credit losses	13,843	13,906	12,598	13,843	12,598
Total assets	1,217,869	1,144,194	1,087,399	1,217,869	1,087,399
Common shareholders’ equity	84,911	84,578	81,460	84,911	81,460
Per Share Data:
Basic earnings per common share	$0.12	$0.11	$0.29	$0.22	$0.42
Diluted earnings per common share	$0.12	$0.11	$0.29	$0.22	$0.42
Dividends per common share	$0.08	$0.08	$0.08	$0.16	$0.16
Book value per common share	$20.54	$20.45	$19.85	$20.54	$19.85
Tangible book value per common share(1)	$20.54	$20.45	$19.85	$20.54	$19.85
Performance Ratios:
Return on average assets(2)	0.29%	0.29%	0.52%	0.29%	0.42%
Return on average common equity(2)	2.26%	2.06%	5.86%	2.16%	4.29%
Net interest margin(2)	3.43%	3.42%	4.18%	3.43%	4.18%
Dividend payout ratio	68.91%	75.27%	27.89%	71.95%	38.34%
Asset Quality Data:
Net charge-offs	$3,261	$3,652	$2,253	$6,913	$4,140
Net charge-offs/average loans HFI at amortized cost(2)	1.45%	1.71%	1.15%	1.58%	1.12%
Nonperforming loans(3)	$12,312	$9,877	$8,478	$12,312	$8,478
Nonperforming loans (excluding government guaranteed balance)(3)	$8,054	$7,568	$6,590	$8,054	$6,590
Nonperforming loans/total loans HFI(3)	1.34%	1.15%	1.08%	1.34%	1.08%
Nonperforming loans (excluding gov’t guaranteed balance)/total loans HFI(3)	0.87%	0.88%	0.84%	0.87%	0.84%
ACL/Total loans HFI at amortized cost	1.50%	1.62%	1.61%	1.50%	1.61%
Other Data:
Full-time equivalent employees	302	313	302	302	302
Banking centers	12	12	9	12	9
(1) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below for a reconciliation to most comparable GAAP equivalent.
(2) Annualized
(3) Excludes loans measured at fair value
.
`GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
Some of the financial measures included in this report are not measures of financial condition or performance recognized by GAAP. These non-GAAP financial measures include tangible common shareholders' equity and tangible book value per common share. The management team uses these non-GAAP financial measures in its analysis of its performance, and they believe that providing this information to financial analysts and investors allows them to evaluate capital adequacy.
The following presents these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share (Unaudited)
	As of
(Dollars in thousands, except for share data)	June 30, 2024	March 31, 2024	June 30, 2023
Total shareholders’ equity	$100,962	$100,629	$91,065
Less: Preferred stock liquidation preference	(16,051)	(16,051)	(9,605)
Total equity available to common shareholders	84,911	84,578	81,460
Less: Goodwill	—	—	—
Tangible common shareholders' equity	$84,911	$84,578	$81,460

Common shares outstanding	4,134,219	4,134,914	4,103,834
Tangible book value per common share	$20.54	$20.45	$19.85
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
Net Income
The Company had net income for the three months ended June 30, 2024 of $0.9 million, or $0.12 per diluted common share, compared to net income for the three months ended June 30, 2023 of $1.4 million, or $0.29 per diluted common share. The decrease in net income was primarily due to decreases in net interest income of $0.9 million and gain on sale of government guaranteed loans of $0.4 million, partially offset by an increase in other noninterest income of $0.4 million and lower compensation expense of $0.6 million.
For the six months ended June 30, 2024, net income was $1.7 million, or $0.22 per diluted common share, a decrease from the net income of $2.1 million, or $0.42 per diluted common share, for the six months ended June 30, 2023. The change was primarily due to lower net interest income of $1.2 million, higher provision for credit losses of $2.4 million, and higher noninterest expense of $2.6 million, partially offset by higher gain on sale of government guaranteed loans of $3.2 million and higher government guaranteed loan packaging fees of $1.5 million.
Net Interest Income
Net interest income from continuing operations was $9.2 million for the three months ended June 30, 2024, a decrease from $10.1 million during the three months ended June 30, 2023. The decrease was mainly due to higher interest expense on deposits of $3.4 million, partially offset by an increase in interest income of $2.6 million.
Net interest margin including discontinued operations was 3.43% for the second quarter of 2024, which represented a decrease from 4.18% for the second quarter of 2023.

Net interest income from continuing operations was $17.9 million for the six months ended June 30, 2024, a decrease from $19.2 million for the six months ended June 30, 2023. The decrease was mainly due to an increase in interest expense on deposits of $8.6 million, partially offset by an increase in loan interest income, including fees, of $8.2 million.
Net interest margin including discontinued operations decreased to 3.43% for the six months ended June 30, 2024, compared to 4.18% for the six months ended June 30, 2023.
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

	Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$41,119	$438	4.28%	$44,707	$459	4.12%
Loans, excluding PPP (1) (2)	981,556	19,407	7.95	824,460	16,329	7.94
PPP loans	2,816	7	1.00	17,890	43	0.96
Other	51,246	575	4.51	82,271	961	4.69
Total interest-earning assets	1,076,737	20,427	7.63	969,328	17,792	7.36
Noninterest-earning assets	101,764			94,740
Total assets	$1,178,501			$1,064,068
Interest-bearing liabilities:
NOW, MMDA and savings	$642,362	$6,804	4.26	$624,559	$5,359	3.44
Time deposits	272,142	3,644	5.39	183,661	1,739	3.80
Other borrowings	56,499	797	5.67	50,206	586	4.68
Total interest-bearing liabilities	971,003	11,245	4.66	858,426	7,684	3.59
Demand deposits	94,633			103,447
Noninterest-bearing liabilities	11,866			12,280
Shareholders’ equity	100,999			89,915
Total liabilities and shareholders’ equity	$1,178,501			$1,064,068
Net interest income		$9,182			$10,108
Interest rate spread			2.97			3.77
Net interest margin (3)			3.43			4.18
Ratio of average interest-earning assets to average interest-bearing liabilities	110.89%			112.92%

(1) Includes nonaccrual loans.
(2) Includes no residential loans held for sale from discontinued operations as of June 30, 2024 or June 30, 2023.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$42,563	$870	4.11%	$45,653	$933	4.12%
Loans, excluding PPP (1) (2)	959,078	37,627	7.89	786,308	29,354	7.53
PPP loans	2,948	15	1.02	18,312	90	0.99
Other	47,544	1,102	4.66	74,815	1,667	4.49
Total interest-earning assets	1,052,133	39,614	7.57	925,088	32,044	6.99
Noninterest-earning assets	100,248			91,951
Total assets	$1,152,381			$1,017,039
Interest-bearing liabilities:
NOW, MMDA and savings	$637,648	$13,463	4.25	$613,416	$9,208	3.03
Time deposits	269,420	7,200	5.37	162,291	2,813	3.50
Other borrowings	38,395	1,027	5.38	37,752	861	4.60
Total interest-bearing liabilities	945,463	21,690	4.61	813,459	12,882	3.19
Demand deposits	93,453			102,131
Noninterest-bearing liabilities	12,248			12,267
Shareholders’ equity	101,217			89,182
Total liabilities and shareholders’ equity	$1,152,381			$1,017,039
Net interest income		$17,924			$19,162
Interest rate spread			2.96			3.80
Net interest margin (3)			3.43			4.18
Ratio of average interest-earning assets to average interest-bearing liabilities	111.28%			113.72%

(1) Includes nonaccrual loans.
(2) Includes no residential loans held for sale from discontinued operations as of June 30, 2024 and $85 at an average yield of 2.02% as of June 30, 2023.
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

(Dollars in thousands)	Rate	Volume	Total
Three Months Ended June 30, 2024 vs. June 30, 2023:
Interest-earning assets:
Investment securities	$18	$(39)	$(21)
Loans, excluding PPP	16	3,062	3,078
PPP loans	2	(38)	(36)
Other interest-earning assets	(34)	(352)	(386)
Total interest-earning assets	2	2,633	2,635
Interest-bearing liabilities:
NOW, MMDA and savings	1,290	155	1,445
Time deposits	885	1,020	1,905
Other borrowings	133	78	211
Total interest-bearing liabilities	2,308	1,253	3,561
Net change in net interest income	$(2,306)	$1,380	$(926)

(Dollars in thousands)	Rate	Volume	Total
Six Months Ended June 30, 2024 vs. June 30, 2023:
Interest-earning assets:
Investment securities	$(2)	$(61)	$(63)
Loans, excluding PPP(1)	1,484	6,789	8,273
PPP loans	3	(78)	(75)
Other interest-earning assets	61	(626)	(565)
Total interest-earning assets	1,546	6,024	7,570
Interest-bearing liabilities:
NOW, MMDA, and savings	3,875	380	4,255
Time deposits	1,969	2,418	4,387
Other borrowings	151	15	166
Total interest-bearing liabilities	5,995	2,813	8,808
Net change in net interest income	$(4,449)	$3,211	$(1,238)
(1) Includes no interest income on residential loans held for sale from discontinued operations as of June 30, 2024 and $1 as of June 30, 2023.
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
The Company recorded a provision for credit losses on loans for the three months ended June 30, 2024 of $3.0 million primarily due to net charge-offs and net loan growth. This compared to a provision of $2.8 million for the three months ended June 30, 2023. During the three months ended June 30, 2024, $3.3 million of net charge offs in loans were recorded compared to $2.3 million during the three months ended June 30, 2023.
The Company recorded a provision for credit losses for the six months ended June 30, 2024 of $7.1 million compared to a $4.7 million provision for the six months ended June 30, 2023. The increase of $2.4 million in the provision for credit losses expense was primarily due to loan growth and higher charge-offs. During the six months ended June 30, 2024, net loan charge offs totaled $6.9 million compared to $4.1 million during the six months ended June 30, 2023. Net charge-offs for the six months ended June 30, 2024 were elevated by $1.3 million due to the performance from a purchased portfolio of unsecured consumer loans. As of June 30, 2024, this portfolio had $0.6 million of loans 30-89 days past due and $0.1 million of loans 90+ days past due. The Company stopped purchasing these loans at the end of 2022 and the portfolio balances decreased from $17.0 million to $12.0 million during the first six months of 2024.
The ACL was $13.8 million at June 30, 2024 and $12.6 million at June 30, 2023.
Noninterest Income
The following table presents noninterest income from continuing operations for the three and six months ended June 30, 2024 and June 30, 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Noninterest income:
Loan servicing income, net	$805	$649	$1,600	$1,389
Gain on sale of government guaranteed loans, net	5,595	6,028	13,684	10,437
Service charges and fees	452	379	896	758
Government guaranteed loan fair value gain	3,202	2,904	6,507	6,478
Government guaranteed loan packaging fees	1,022	797	2,429	918
Other noninterest income	577	180	805	405
Total noninterest income	$11,653	$10,937	$25,921	$20,385
Noninterest income from continuing operations was $11.7 million during the three months ended June 30, 2024, an increase from $10.9 million during the three months ended June 30, 2023. The increase was the result of increases in fair value gains on government guaranteed loans of $0.3 million, government guaranteed loan packaging fees of $0.2 million, and other noninterest income of $0.4 million, partially offset by a decrease in gain on sale of government guaranteed loans of $0.4 million.
Noninterest income from continuing operations was $25.9 million for the six months ended June 30, 2024, an increase from $20.4 million for the six months ended June 30, 2023. The increase was primarily the result of increases in gain on sale of government guaranteed loans of $3.2 million and government guaranteed loan packaging fees of $1.5 million. As of June 30, 2024, the Company had $86.1 million of loans held at fair value compared to $52.2 million at June 30, 2023.

Noninterest Expense
The following table presents noninterest expense from continuing operations for the three and six months ended June 30, 2024 and June 30, 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Noninterest expense:
Salaries and benefits	$7,829	$7,780	$15,834	$15,615
Bonus, commissions, and incentives	659	1,305	2,230	2,109
Occupancy and equipment	1,273	1,183	2,383	2,346
Data processing	1,647	1,316	3,207	2,663
Marketing and business development	540	1,102	1,128	1,767
Professional services	877	874	2,226	1,771
Loan origination and collection	1,958	1,221	3,677	2,716
Employee recruiting and development	549	556	1,146	1,124
Regulatory assessments	279	232	561	331
Director compensation	166	150	285	291
Liability and fidelity bond insurance	142	133	288	256
ATM and interchange	134	110	281	206
Telecommunication	119	94	227	185
Other noninterest expense	438	346	910	434
Total noninterest expense	$16,610	$16,402	$34,383	$31,814
Noninterest expense from continuing operations was $16.6 million during the three months ended June 30, 2024, an increase from $16.4 million during the three months ended June 30, 2023.
Noninterest expense was $34.4 million during the six months ended June 30, 2024, an increase from $31.8 million for the six months ended June 30, 2023. The increase was the result of increases in data processing expense of $0.5 million, loan origination and collection expense of $1.0 million, professional services expenses of $0.5 million, and other noninterest expenses of $0.8 million. The increases were partially offset by a decrease in marketing and business development expenses of $0.6 million.
Income Taxes
Income tax expense from continuing operations was $349 thousand for the three months ended June 30, 2024, a decrease from income tax expense of $461 thousand for the three months ended June 30, 2023. Income tax benefit from discontinued operations was $4 thousand for the three months ended June 30, 2024, compared to income tax benefit of $11 thousand for the three months ended June 30, 2023.
Income tax expense from continuing operations was $0.6 million for the six months ended June 30, 2024, a decrease from income tax expense of $0.7 million for the six months ended June 30, 2023. The decrease was primarily due to the decrease in pre-tax earnings from continuing operations. Income tax benefit from discontinued operations was $23 thousand for the six months ended June 30, 2024, from income tax benefit of $53 thousand for the six months ended June 30, 2023.
At June 30, 2024, the Company had $1.6 million of federal net operating loss carryforward and $0.4 million of state net operating loss carryforward. The net operating loss carryforwards do not expire. At June 30, 2023, the Company had $2.7 million of federal net operating loss carryforward and $0.4 million of state net operating loss carryforward.
The effective income tax rate was 26.90% for the six months ended June 30, 2024 and 24.47% for the six months ended June 30, 2023.

Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available for sale as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Investment securities available for sale:
Asset-backed securities	$6,306	$7,933
Mortgage-backed securities:
U.S. Government-sponsored enterprises	7,360	3,236
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	16,118	17,098
Corporate bonds	8,901	11,308
Total investment securities available for sale	$38,685	$39,575
The net unrealized loss on the investment securities AFS at June 30, 2024, was $4.2 million compared with a net unrealized loss on investment securities AFS of $4.0 million at December 31, 2023. The change in unrealized loss on investment securities AFS from December 31, 2023 to June 30, 2024 was primarily due to the change in the interest rate environment.
The following table presents the amortized cost of the Company's investment securities portfolio classified as held to maturity as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$—	$1
Corporate bonds	2,500	2,500
Total investment securities held to maturity	$2,500	$2,501
There was a $14 thousand ACL on the corporate bonds HTM as of June 30, 2024 and a $17 thousand ACL on the corporate bonds HTM as of December 31, 2023. The net unrealized loss on the investment securities HTM at June 30, 2024, was $227 thousand compared with a net unrealized loss on investment securities HTM of $238 thousand at December 31, 2023.
No investment securities were pledged as of June 30, 2024 or December 31, 2023, and there were no sales of investment securities during the three or six months ended June 30, 2024 or six months ended June 30, 2023.

The investment securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of June 30, 2024 and December 31, 2023. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	June 30, 2024
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$2,758	6.13%	$3,593	6.32%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	4,459	4.64	3,606	1.38
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	19,638	1.83
Corporate bonds	—	—	8,831	6.45	—	—	—	—
Total investment securities available for sale	$—	—%	$8,831	6.45%	$7,217	5.21%	$26,837	2.37%

	December 31, 2023
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$8,041	6.25%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	3,842	1.58
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	20,382	1.82
Corporate bonds	—	—	11,332	6.23	—	—	—	—
Total investment securities available for sale	$—	—%	$11,332	6.23%	$—	—%	$32,265	2.90%
The investment securities held to maturity presented in the following tables are reported at amortized cost and by contractual maturity as of June 30, 2024 and December 31, 2023. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities receive monthly principal payments, which are not reflected below.

	June 30, 2024
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Corporate bonds	$—	—%	$1,500	4.38%	$1,000	4.38%	$—	—%
Total investment securities held to maturity	$—	—%	$1,500	4.38%	$1,000	4.38%	$—	—%

	December 31, 2023
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$1	4.30%
Corporate bonds	—	—	1,500	4.38	1,000	4.38	—	—
Total investment securities held to maturity	$—	—%	$1,500	4.38%	$1,000	4.38%	$1	4.30%
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

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans HFI:
Government guaranteed loans HFI, at fair value	$86,142		$91,508
Loans HFI, at amortized cost:
Residential real estate	304,234	33.5%	264,126	32.5%
Commercial real estate	288,185	31.7	293,595	36.2
Construction and land	35,759	3.9	26,272	3.2
Commercial and industrial	192,140	21.2	177,566	21.9
Commercial and industrial – PPP	2,324	0.3	3,202	0.4
Consumer and other	85,789	9.4	47,287	5.8
Loans HFI, at amortized cost, gross	908,431	100.0%	812,048	100.0%
Discount on government guaranteed loans sold	(7,731)		(7,040)
Premium on loans purchased, net	4,173		4,503
Deferred loan costs, net	17,299		14,707
Allowance for credit losses	(13,843)		(13,497)
Loans HFI, at amortized cost, net	908,329		810,721
Total loans HFI, net	$994,471		$902,229
During the six months ended June 30, 2024, the Bank originated approximately $146.5 million in loans through conventional lending channels and $229.2 million in loans through CreditBench (its government guaranteed lending function). In addition, the Bank sold guaranteed loan balances of $206.8 million.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at June 30, 2024. Loan balances in this table include loans HFI at fair value, loans HFI at amortized cost, discount on retained balances of loans sold, premium and discount on loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$2,243	$742	$15,319	$286,503	$304,807
Commercial	5,482	1,432	47,223	257,196	311,333
Construction and land	10,587	4,359	5,009	15,803	35,758
Commercial and industrial	7,437	38,174	212,930	7,226	265,767
Commercial and industrial - PPP	2,089	235	—	—	2,324
Consumer and other	3,303	25,956	24,158	34,908	88,325
Total loans HFI	$31,141	$70,898	$304,639	$601,636	$1,008,314
The following table shows the loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at June 30, 2024.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$71,427	$231,137
Commercial	7,975	297,876
Construction and land	—	25,171
Commercial and industrial	14,002	244,328
Commercial and industrial - PPP	235	—
Consumer and other	71,211	13,811
Total loans HFI	$164,850	$812,323
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
Allowance for Credit Losses. In accordance with changes in generally accepted accounting principles, the Company adopted the new credit loss accounting standard known as CECL on January 1, 2023. At the time of adoption, the ACL for loans increased by $3.1 million to 1.73% of loans, the reserve on unfunded commitments increased $213 thousand, and an $18 thousand reserve was established for held to maturity investment securities. These one-time increases resulted in an after tax decrease to capital of $2.5 million, with no impact to earnings. Under CECL, the ACL is based on expected credit losses rather than on incurred losses.
The Bank must maintain an adequate ACL based on a comprehensive methodology that assesses the probable losses inherent in its loan portfolio. The Bank maintains an ACL based on a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, asset classifications, change in volume and mix of loans, collateral value, historical loss experience, size and complexity of individual credits, and economic conditions. In addition to this, the Company uses reasonable and supportable forecasts that are developed with internal and external data. These are updated quarterly by management and utilize data from the FOMC’s median forecasts of change in national GDP and of national unemployment. Provisions for credit losses are provided on both a specific and general basis. Specific allowances are provided for individual loans that do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis. General valuation allowances are determined by loan pools with a further evaluation of various quantitative and qualitative factors noted above.
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
Nonperforming Assets. At June 30, 2024, the Company had $11.0 million in nonperforming assets, excluding government guaranteed loan balances, and the ACL represented 1.50% of total loans HFI at amortized cost. At June 30, 2023, the Company had $6.6 million in nonperforming assets, excluding government guaranteed loan balances, and their ACL represented 1.61% of total loans HFI at amortized cost. Total loans HFI at June 30, 2024 and June 30, 2023 included government guaranteed loans and loans measured at fair value, which had no reserves allocated to them. ACL as a percentage of loans HFI at amortized cost, not including government guaranteed loan balances, was 1.73% at June 30, 2024, compared to 2.03% at June 30, 2023.
The following table sets forth certain information on nonaccrual loans, loans 90 days or more past due, and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	June 30, 2024	June 30, 2023	December 31, 2023
Nonperforming loans (government guaranteed balances), at amortized cost, gross	$4,258	$1,888	$1,424
Nonperforming loans (unguaranteed balances), at amortized cost, gross	8,054	6,590	8,264
Total nonperforming loans, at amortized cost, gross	12,312	8,478	9,688
Nonperforming loans (government guaranteed balances), at fair value	341	128	—
Nonperforming loans (unguaranteed balances), at fair value	1,284	—	648
Total nonperforming loans, at fair value	1,625	128	648
OREO	1,633	3	—
Total nonperforming assets, gross	$15,570	$8,609	$10,336
Nonperforming loans as a percentage of total loans HFI(1)	1.34%	1.08%	1.18%
Nonperforming loans (excluding government guaranteed balances) to total loans HFI(1)	0.87%	0.84%	1.00%
Nonperforming assets as a percentage of total assets	1.28%	0.79%	0.92%
Nonperforming assets (excluding government guaranteed balances) to total assets	0.82%	0.61%	0.74%
ACL to nonperforming loans(1)	112.44%	146.39%	139.32%
ACL to nonperforming loans (excluding government guaranteed balances)(1)	171.88%	191.17%	163.32%
(1) Excludes loans measured at fair value

The following table sets forth information with respect to activity in the ACL for loans for the periods shown:

(Dollars in thousands)	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
	2024	2023	2024	2023
Allowance at beginning of period	$13,906	$12,208	$13,497	$9,046
Impact of adopting ASC 326	—	—	—	3,107
Charge-offs:
Commercial real estate	(60)	—	(60)	—
Commercial and industrial	(2,599)	(1,710)	(5,523)	(3,118)
Consumer and other	(771)	(674)	(1,749)	(1,339)
Total charge-offs	(3,430)	(2,384)	(7,332)	(4,457)
Recoveries:
Commercial real estate	2	—	4	2
Commercial and industrial	111	72	241	189
Consumer and other	56	59	174	126
Total recoveries	169	131	419	317
Net charge-offs	(3,261)	(2,253)	(6,913)	(4,140)
Provision for credit losses on loans	3,198	2,643	7,259	4,585
Allowance at end of period	$13,843	$12,598	$13,843	$12,598
Net charge-offs to average loans HFI at amortized cost	1.45%	1.15%	1.58%	1.12%
Allowance as a percent of total loans HFI at amortized cost	1.50%	1.61%	1.50%	1.61%
Allowance as a percent of loans HFI at amortized cost, not including government guaranteed loans	1.73%	2.03%	1.73%	2.03%
Allowance as a percent of nonperforming loans at amortized cost, gross	112.44%	148.60%	112.44%	148.60%
Total loans HFI	$1,008,314	$836,704	$1,008,314	$836,704
Average loans HFI at amortized cost	$902,417	$781,393	$876,886	$737,483
Nonperforming loans (including government guaranteed balances) at amortized cost, gross	$12,312	$8,478	$12,312	$8,478
Nonperforming loans (excluding government guaranteed balances) at amortized cost, gross	$8,054	$6,590	$8,054	$6,590
Guaranteed balance of government guaranteed loans	$163,655	$198,556	$163,655	$198,556
The following table details net charge-offs to average loans outstanding by loan category for the three months ended June 30, 2024 and June 30, 2023.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$—	$285,938	—%	$—	$210,416	—%
Commercial real estate	(58)	336,254	(0.07)	—	281,600	—
Commercial and industrial	(2,488)	201,577	(4.94)	(1,638)	236,167	(2.77)
Commercial and industrial - PPP	—	2,816	—	—	17,890	—
Consumer and other	(715)	75,832	(3.77)	(615)	35,320	(6.96)
Total loans HFI at amortized cost	$(3,261)	$902,417	(1.45)%	$(2,253)	$781,393	(1.15)%

The following table details net charge-offs to average loans outstanding by loan category for the six months ended June 30, 2024 and June 30, 2023.

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$—	$273,613	—%	$—	$200,478	—%
Commercial real estate	(56)	335,914	(0.03)	2	255,144	—
Commercial and industrial	(5,282)	199,211	(5.30)	(2,929)	227,619	(2.57)
Commercial and industrial - PPP	—	2,948	—	—	18,312	—
Consumer and other	(1,575)	65,200	(4.83)	(1,213)	35,930	(6.75)
Total loans HFI, at amortized cost	$(6,913)	$876,886	(1.58)%	$(4,140)	$737,483	(1.12)%
SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding the SBA and other government guaranteed lending activity, excluding PPP loans.

(Dollars in thousands)	At and for the Six Months Ended June 30,
Government Guaranteed, Excluding PPP	2024	2023
Number of loans originated	1,412	1,239
Amount of loans originated	$229,232	$246,617
Average loan size originated	$162	$199
Government guaranteed loan balances sold	$206,771	$184,437
Government unguaranteed loan balances sold	$—	$10,937
Total government guaranteed loan balances:
Guaranteed portion of government guaranteed loan balances	$161,331	$182,868
Unguaranteed portion of government guaranteed loan balances	$230,576	$181,162
Total government guaranteed loans	$391,907	$364,030
Government guaranteed loans serviced for others	$966,212	$758,090
The Bank makes government guaranteed loans throughout the United States. The following table sets forth, at the dates indicated, information regarding the geographic disbursement of its government guaranteed loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	June 30,
	2024		2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Florida	$116,493	30%	$134,704	37%
California	53,362	14	42,836	12
Tennessee	30,462	8	22,071	6
Texas	25,974	7	27,250	7
All Other	165,616	41	137,169	38
Total government guaranteed loans, excluding PPP loans	$391,907	100%	$364,030	100%

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
Brokered deposits. At times, the Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering outside the market of the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 15% of total assets. The Company's ability to accept or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well capitalized." At June 30, 2024 and December 31, 2023, the Company had $60.1 million and $30.0 million, respectively, of brokered deposits.
The amount of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	June 30, 2024		December 31, 2023
Noninterest-bearing deposits	$94,040	9.0%	$93,708	9.5%
Interest-bearing transaction accounts	236,447	22.7	259,422	26.3
Money market accounts	403,120	38.7	355,946	36.2
Savings	17,151	1.6	17,054	1.7
Subtotal	750,758	72.0	726,130	73.7
Total time deposits	291,630	28.0	259,008	26.3
Total deposits	$1,042,388	100.0%	$985,138	100.0%
At June 30, 2024, the Company held approximately $199.4 million of deposits that exceeded the FDIC insurance limit which was 19% of total deposits.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250 thousand as of June 30, 2024.

(Dollars in thousands)
Three months or less	$6,082
Over three months through six months	34,833
Over six months through 12 months	21,823
Over 12 months	90,566
Total time deposits over $250	$153,304
Deposits increased $57.3 million or 5.81% during the six months ended June 30, 2024, with growth in noninterest-bearing deposits, money market accounts, and time deposits, partially offset by decreases in interest-bearing transaction accounts and savings.

Other Borrowings
At June 30, 2024, the Company had $55.0 million of borrowings at 5.57% from the FHLB and no borrowings from the FRB. There was $10.0 million of borrowings at 5.57% from the FHLB and no borrowings from the FRB at December 31, 2023.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the bank were to obtain would be secured by a blanket lien on $326.5 million of real estate-related loans as of June 30, 2024. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to $132.8 million from the FHLB at June 30, 2024.
In addition, the Bank has a line of credit with the Federal Reserve Bank of Atlanta which was secured by $61.8 million of commercial loans as of June 30, 2024. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to $44.0 million from the FRB at June 30, 2024.
The Company has $6.0 million of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years which is June 30, 2026. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term after June 30, 2026. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $6.0 million and $5.9 million at June 30, 2024 and December 31, 2023, respectively.
The Company has a term note with quarterly principal and interest payments with interest at Prime (8.50% at June 30, 2024). The note matures on March 10, 2029 and the balance of the note was $2.2 million and $2.4 million at June 30, 2024 and December 31, 2023, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. As of June 30, 2024, the Company was in compliance with all financial debt covenants.
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity was $101.0 million at June 30, 2024 as compared to $100.7 million at December 31, 2023. The increase was primarily due to net income of $1.7 million, partially offset by common stock dividends of $0.7 million, preferred stock dividends of $0.8 million, and an increase in other comprehensive loss of $0.1 million.
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

At June 30, 2024 and December 31, 2023, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.
As of the dates indicated, the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages were as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2024
Total Capital (to risk-weighted assets)	$114,204	11.79%	$77,500	8.00%	$96,875	10.00%
Tier 1 Capital (to risk-weighted assets)	102,081	10.54	58,125	6.00	77,500	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	102,081	10.54	43,594	4.50	62,969	6.50
Tier 1 Capital (to total assets)	102,081	8.73	46,792	4.00	58,490	5.00
As of December 31, 2023
Total Capital (to risk-weighted assets)	114,256	13.03	70,169	8.00	87,711	10.00
Tier 1 Capital (to risk-weighted assets)	103,274	11.77	52,627	6.00	70,169	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	103,274	11.77	39,470	4.50	57,012	6.50
Tier 1 Capital (to total assets)	103,274	9.38	44,024	4.00	55,030	5.00
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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, was as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Unfunded loan commitments	$59,649	$7,392
Unused lines of credit	183,740	178,440
Standby letters of credit	211	186
Total	$243,600	$186,018
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

The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At June 30, 2024 and December 31, 2023, ACL for off-balance sheet loan commitments totaled $641 thousand and $839 thousand, respectively.
Contractual Obligations
In the ordinary course of its operations, the Company enters into certain contractual obligations. Total contractual obligations at June 30, 2024 were $357.5 million, an increase from $280.7 million at December 31, 2023. The increase was primarily due to an increase in time deposits of $32.6 million and short-term FHLB borrowings of $45.0 million.
The following tables present our contractual obligations as of June 30, 2024 and December 31, 2023.

	Contractual Obligations as of June 30, 2024
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$930	$1,831	$8	$—	$2,769
Short-term borrowings	55,000	—	—	—	55,000
Long-term borrowings	456	912	794	—	2,162
Subordinated notes	—	—	—	5,952	5,952
Time deposits	162,678	126,904	2,048	—	291,630
Total	$219,064	$129,647	$2,850	$5,952	$357,513

	Contractual Obligations as of December 31, 2023
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,105	$1,861	$413	$—	$3,379
Short-term borrowings	10,000	—	—	—	10,000
Long-term borrowings	456	912	912	109	2,389
Subordinated notes	—	—	—	5,949	5,949
Time deposits	173,887	84,552	569	—	259,008
Total	$185,448	$87,325	$1,894	$6,058	$280,725
Liquidity
Liquidity management is the process by which the Bank manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the operations, and capital expenditures. The Bank generally maintains a minimum liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. The on-balance sheet liquidity ratio at June 30, 2024 was 8.55%, as compared to 9.33% at December 31, 2023.
For the first six months of 2024, the Bank paid dividends of $1.90 million to BayFirst in order to meet liquidity needs to make interest payments on its debt obligations, dividends on shares of its preferred stock and common stock, and payment of operating expenses. As of June 30, 2024, BayFirst Financial Corp. held $569 thousand in cash and cash equivalents.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk and Interest Rate Sensitivity
Market risk is the risk of loss from adverse changes in market prices and rates. Market risk arises primarily from interest-rate risk inherent in lending and deposit taking activities. To that end, the Company actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, should also be considered.
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
Modeling the sensitivity of net interest income and the economic value of equity to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. The models used for these measurements rely on estimates of the potential impact that changes in interest rates may have on the value and prepayment speeds on all components of its loan and investment portfolios, as well as embedded options and cash flows of other assets and liabilities. Balance sheet growth assumptions are also included in the simulation modeling process. The analysis provides a framework as to what the overall sensitivity position is as of the most recent reported position and the impact that potential changes in interest rates may have on net interest income and the economic value of its equity.
Net interest income simulation involves forecasting net interest income under a variety of interest rate scenarios including instantaneous shocks.

The estimated impact on the net interest income as of June 30, 2024 and December 31, 2023, assuming immediate parallel moves in interest rates, is presented in the table below.

	June 30, 2024		December 31, 2023
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	8.7%	7.7%	14.7%	12.8%
+300 basis points	8.6	8.5	12.7	12.1
+200 basis points	5.0	5.2	7.6	7.4
+100 basis points	1.3	1.7	2.5	2.6
-100 basis points	(3.3)	(3.5)	(4.5)	(4.5)
-200 basis points	(7.0)	(7.6)	(9.1)	(9.1)
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
The table below presents the change in the economic value of equity as of June 30, 2024 and December 31, 2023, assuming immediate parallel shifts in interest rates.

Change in rates	June 30, 2024	December 31, 2023
+400 basis points	(8.3)%	(6.3)%
+300 basis points	(5.1)	(4.1)
+200 basis points	(4.0)	(3.3)
+100 basis points	(3.2)	(2.7)
-100 basis points	(0.2)	0.2
-200 basis points	(1.2)	(0.3)
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2024, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2024, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
The development and use of artificial intelligence by us or others, or our inability to effectively and timely implement its use, may adversely affect the Company.
The use of artificial intelligence in the banking industry is developing and growing. Customer demand may cause us and others to offer products or services incorporating artificial intelligence. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Our future success will depend, in part, upon our ability to invest in and use appropriate technology, which may include artificial intelligence. To effectively make such investments, we may need to expend significant financial, human, and other resources. However, we may not be able to implement artificial intelligence in an effective or timely way, thus adversely impacting our operations. This may also adversely impact our ability to compete with financial institutions which have greater resources to invest in such technological improvements. Ultimately, any artificial intelligence we develop or use may be flawed. If our use of artificial intelligence, or its use by third parties with which we do business or otherwise interact, is deficient, biased, or inaccurate, or compromises customer privacy or implicates other ethics issues, we could be subject to competitive harm, potential legal liability, and brand or reputational harm.
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
101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
June 30, 2024, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYFIRST FINANCIAL CORP.

Date:	August 12, 2024

By:	/s/ Thomas G. Zernick
Thomas G. Zernick
Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2024

By:	/s/ Scott J. McKim
Scott J. McKim
Chief Financial Officer (Principal Financial Officer)