Form 10-Q
period 2024-09-30
BayFirst Financial Corp.
filed 2024-11-13
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 4,132,986 shares of common stock as of November 5, 2024.

BayFirst Financial Corp.

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

ACL: Allowance for Credit Losses	FDIC: Federal Deposit Insurance Corporation
AFS: Available for Sale	FFIEC: Federal Financial Institutions Examination Council
AIO: Architecture, Infrastructure, and Operations	FHLB: Federal Home Loan Bank
ALCO: Asset-Liability Committee	FNBB: First National Bankers Bank
AOCI: Accumulated Other Comprehensive Income	FOMC: Federal Open Market Committee
ASC: FASB Accounting Standards Codification	FRB: Federal Reserve Bank
ASU: FASB Accounting Standards Update	FVO: Fair Value Option
BHCA: Bank Holding Company Act of 1956, as amended	GAAP: Generally Accepted Accounting Principles
BOLI: Bank Owned Life Insurance	HFI: Held for Investment
BSA: Bank Secrecy Act of 1970	HTM: Held to Maturity
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	IRA: Individual Retirement Account
CBLR: Community Bank Leverage Ratio	ISO: Information Security Officer
CDARS: Certificate of Deposit Account Registry Services	IT: Information Technology
CECL: Current Expected Credit Losses	JOBS Act: Jumpstart Our Business Startups Act of 2012
CEO: Chief Executive Officer	LGD: Loss Given Default
CET1: Common Equity Tier 1 Capital	LHFS: Loans Held for Sale
CFPB: Consumer Financial Protection Bureau	MMDA: Money Market Deposit Account
C&I: Commercial and Industrial	NOW: Negotiable Order of Withdrawal
CRO: Chief Risk Officer	NSPP: Non-Qualified Stock Purchase Plan
CTO: Chief Technology Officer	OCC: Office of the Comptroller of the Currency
DEI: Diversity, Equity, and Inclusion	OREO: Other Real Estate Owned
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OTTI: Other-Than-Temporary Impairment
DRIP: Dividend Reinvestment Plan	PCAOB: Public Company Accounting Oversight Board
EGC: Emerging Growth Company	PD: Probability of Default
EPS: Earnings per Share	PPP: Paycheck Protection Program
Equity Plan: The Amended and Restated 2017 Equity Incentive Plan	ROU: Right of Use
ESG: Environmental, Social, and Governance	SBA: Small Business Administration
ESOP: Employee Stock Ownership Plan	SEC: U.S. Securities and Exchange Commission
ESPP: Employee Stock Purchase Plan	SOFR: Secured Overnight Financing Rate
Exchange Act: Securities Exchange Act of 1934	U.S.: United States
FASB: Financial Accounting Standards Board	USDA: United States Department of Agriculture
FBCA: Florida Business Corporation Act	USDA B&I: United States Department of Agriculture Business and Industry
FDIA: Federal Deposit Insurance Act	WARM: Weighted Average Remaining Life

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Part I - Financial Information
Item 8. Financial Statements

	September 30, 2024	December 31, 2023	(1)
ASSETS	(Unaudited)
Cash and due from banks	$4,708	$4,099
Interest-bearing deposits in banks	59,675	54,286
Cash and cash equivalents	64,383	58,385
Time deposits in banks	2,264	4,646
Investment securities available for sale, at fair value (amortized cost: $41,104 and $43,597 at September 30, 2024 and December 31, 2023, respectively)	37,984	39,575
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $13 and $17 (fair value: $2,321 and $2,263 at September 30, 2024 and December 31, 2023, respectively)	2,487	2,484
Nonmarketable equity securities	4,997	4,770
Government guaranteed loans held for sale	595	—
Government guaranteed loans HFI, at fair value	86,441	91,508
Loans HFI, at amortized cost	956,004	824,218
Allowance for credit losses on loans	(14,186)	(13,497)
Net loans HFI, at amortized cost	941,818	810,721
Accrued interest receivable	8,537	7,130
Premises and equipment, net	38,736	38,874
Loan servicing rights	15,966	14,959
Right-of-use operating lease assets	2,018	2,416
Bank owned life insurance	26,330	25,800
Other assets	12,543	16,150
Assets from discontinued operations	—	348
Total assets	$1,245,099	$1,117,766
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$95,995	$93,708
Interest-bearing transaction accounts	247,923	259,422
Savings and money market deposits	455,297	373,000
Time deposits	312,981	259,008
Total deposits	1,112,196	985,138
FHLB borrowings	10,000	10,000
Subordinated debentures	5,954	5,949
Notes payable	2,048	2,389
Accrued interest payable	1,114	882
Operating lease liabilities	2,271	2,619
Deferred income tax liabilities	1,488	482
Accrued expenses and other liabilities	7,735	8,980
Liabilities from discontinued operations	—	620
Total liabilities	1,142,806	1,017,059

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS CONTINUED
(Dollars in thousands, except per share data)

	September 30, 2024	December 31, 2023	(1)
Shareholders’ equity:	(Unaudited)
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at September 30, 2024 and December 31, 2023; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at September 30, 2024 and December 31, 2023; aggregate liquidation preference of $3,210	3,123	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 6,446 shares issued and outstanding at September 30, 2024 and December 31, 2023; aggregate liquidation preference of $6,446	6,446	6,446
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,134,059 and 4,110,470 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	54,780	54,521
Accumulated other comprehensive loss, net	(2,312)	(2,981)
Unearned compensation	(978)	(958)
Retained earnings	35,073	34,395
Total shareholders’ equity	102,293	100,707
Total liabilities and shareholders’ equity	$1,245,099	$1,117,766
(1) Derived from audited consolidated financial statements

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Loans, including fees	$20,442	$16,032	$58,084	$45,475
Interest-bearing deposits in banks and other	1,000	1,588	2,972	4,188
Total interest income	21,442	17,620	61,056	49,663
Interest expense:
Deposits	11,609	9,055	32,272	21,076
Borrowings	384	172	1,411	1,033
Total interest expense	11,993	9,227	33,683	22,109
Net interest income	9,449	8,393	27,373	27,554
Provision for credit losses	3,122	3,001	10,180	7,708
Net interest income after provision for credit losses	6,327	5,392	17,193	19,846
Noninterest income:
Loan servicing income, net	918	760	2,518	2,149
Gain on sale of government guaranteed loans, net	6,143	7,139	19,827	17,576
Service charges and fees	447	408	1,343	1,166
Government guaranteed loans fair value gain	3,416	4,543	9,923	11,021
Government guaranteed loan packaging fees	903	1,158	3,332	2,076
Other noninterest income	445	671	1,250	1,076
Total noninterest income	12,272	14,679	38,193	35,064
Noninterest expense:
Salaries and benefits	7,878	7,912	23,712	23,527
Bonus, commissions, and incentives	1,141	1,406	3,371	3,515
Occupancy and equipment	1,248	1,262	3,631	3,608
Data processing	1,789	1,526	4,996	4,189
Marketing and business development	532	929	1,660	2,696
Professional services	853	816	3,079	2,587
Loan origination and collection	1,956	1,981	5,633	4,697
Employee recruiting and development	595	543	1,741	1,667
Regulatory assessments	309	284	870	615
Other noninterest expense	763	768	2,754	2,140
Total noninterest expense	17,064	17,427	51,447	49,241
Income from continuing operations before income taxes	1,535	2,644	3,939	5,669
Income tax expense from continuing operations	398	674	1,043	1,415
Net income from continuing operations	1,137	1,970	2,896	4,254

Loss from discontinued operations before income taxes	—	(62)	(92)	(275)
Income tax benefit from discontinued operations	—	(15)	(23)	(68)
Net loss from discontinued operations	—	(47)	(69)	(207)

Net income	1,137	1,923	2,827	4,047
Preferred stock dividends	385	208	1,156	624
Net income available to common shareholders	$752	$1,715	$1,671	$3,423

BAYFIRST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME CONTINUED (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Basic earnings (loss) per common share:
Continuing operations	$0.18	$0.43	$0.42	$0.89
Discontinued operations	—	(0.01)	(0.02)	(0.05)
Total basic earnings per common share	$0.18	$0.42	$0.40	$0.84

Diluted earnings (loss) per common share:
Continuing operations	$0.18	$0.42	$0.42	$0.88
Discontinued operations	—	(0.01)	(0.02)	(0.05)
Total diluted earnings per common share	$0.18	$0.41	$0.40	$0.83
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$1,137	$1,923	$2,827	$4,047
Net unrealized gains (losses) on investment securities available for sale	1,074	(516)	902	139
Deferred income tax (expense) benefit	(273)	134	(233)	(36)
Other comprehensive income (loss), net	801	(382)	669	103
Comprehensive income	$1,938	$1,541	$3,496	$4,150
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at July 1, 2023	$6,161	$3,123	$—	$52,998	$(3,239)	$32,022	$91,065
Net income	—	—	—	—	—	1,923	1,923
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	21	—	—	21
Dividend reinvestment plan	—	—	—	75	—	—	75
Repurchase of common stock	—	—	—	(3)	—	—	(3)
Exercise of stock options, net	—	—	—	(49)	—	—	(49)
Issuance of preferred stock, net	—	—	1,835	—	—	—	1,835
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	191	—	—	191
Stock option expense	—	—	—	25	—	—	25
Other comprehensive loss, net	—	—	—	—	(382)	—	(382)
Dividends declared on:
Preferred stock	—	—	—	—	—	(208)	(208)
Common stock ($0.08 per share)	—	—	—	—	—	(328)	(328)
Balance at September 30, 2023	$6,161	$3,123	$1,835	$53,258	$(3,621)	$33,409	$94,165

Balance at July 1, 2024	$6,161	$3,123	$6,446	$53,692	$(3,113)	$34,653	$100,962
Net income	—	—	—	—	—	1,137	1,137
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	101	—	—	101
Stock option expense	—	—	—	9	—	—	9
Other comprehensive income, net	—	—	—	—	801	—	801
Dividends declared on:			—
Preferred stock	—	—	—	—	—	(385)	(385)
Common stock ($0.08 per share)	—	—	—	—	—	(332)	(332)
Balance at September 30, 2024	$6,161	$3,123	$6,446	$53,802	$(2,312)	$35,073	$102,293

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2023	$6,161	$3,123	$—	$52,845	$(3,724)	$33,479	$91,884
Net income	—	—	—	—	—	4,047	4,047
Impact of ASC 326 Adoption	—	—	—	—	—	(2,508)	(2,508)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	206	—	—	206
Dividend reinvestment plan	—	—	—	159	—	—	159
Issuance of preferred stock, net	—	—	1,835	—	—	—	1,835
Repurchase of common stock	—	—	—	(13)	—	—	(13)
Exercise of stock options, net	—	—	—	(49)	—	—	(49)
Unearned ESOP shares allocation	—	—	—	(329)	—	—	(329)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	356	—	—	356
Stock option expense	—	—	—	83	—	—	83
Other comprehensive income, net	—	—	—	—	103	—	103
Dividends declared on:			—
Preferred stock	—	—	—	—	—	(624)	(624)
Common stock ($0.24 per share)	—	—	—	—	—	(985)	(985)
Balance at September 30, 2023	$6,161	$3,123	$1,835	$53,258	$(3,621)	$33,409	$94,165

Balance at January 1, 2024	$6,161	$3,123	$6,446	$53,563	$(2,981)	$34,395	$100,707
Net income	—	—	—	—	—	2,827	2,827
Unearned ESOP shares allocation	—	—	—	(44)	—	—	(44)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	252	—	—	252
Stock option expense	—	—	—	31	—	—	31
Other comprehensive income, net	—	—	—	—	669	—	669
Dividends declared on:
Preferred stock	—	—	—	—	—	(1,156)	(1,156)
Common stock ($0.24 per share)	—	—	—	—	—	(993)	(993)
Balance at September 30, 2024	$6,161	$3,123	$6,446	$53,802	$(2,312)	$35,073	$102,293

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income from continuing operations	$2,896	$4,254
Net loss from discontinued operations	(69)	(207)
Net income	2,827	4,047
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets	1,847	1,744
Net securities premium amortization	89	69
Amortization of debt issuance costs	5	5
Amortization of premium on loans purchased, net	596	182
Provision for credit losses	10,180	7,708
Accretion of discount on unguaranteed loans	(2,207)	(2,302)
Deferred tax expense	772	1,361
Origination of government guaranteed loans held for sale	(2,821)	(4,276)
Proceeds from sales of government guaranteed loans held for sale	306,139	350,521
Net gains on sales of government guaranteed loans	(19,827)	(17,576)
Change in fair value of government guaranteed loans HFI, at fair value	(9,923)	(11,021)
Amortization of loan servicing rights	4,389	3,080
Net gain on sale of other real estate owned	—	(355)
Non-qualified stock purchase plan expense	18	20
Stock based compensation expense	283	439
Income from bank owned life insurance	(530)	(471)
Changes in:
Accrued interest receivable	(1,407)	(2,455)
Other assets	4,100	883
Accrued interest payable	232	(72)
Other liabilities	(1,418)	(3,856)
Net cash provided by operating activities of continuing operations	293,413	327,882
Net cash used in operating activities of discontinued operations	(341)	(337)
Net cash provided by operating activities	293,072	327,545
Cash flows from investing activities:
Purchase of investment securities available for sale	(4,458)	—
Principal payments on investment securities available for sale	6,862	2,736
Principal payments on investment securities held to maturity	1	1
Call of investment securities held to maturity	—	2,500
Net purchase of nonmarketable equity securities	(227)	(213)
Purchase of time deposits in banks	(14)	—
Maturity of time deposits in banks	2,396	250
Purchase of government guaranteed and consumer loans	(812)	(106,413)
Loan originations, net	(414,023)	(373,529)
Purchase related to other real estate owned	(1,229)	—
Purchase of premises and equipment	(1,709)	(6,199)
Proceeds on sales of other real estate owned	1,633	2,314
Net cash used in investing activities	(411,580)	(478,553)

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (UNAUDITED) (Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Net change in deposits	127,058	222,726
Net increase in short-term borrowings	—	(25,000)
Payments on notes payable	(341)	(341)
Proceeds from issuance of preferred stock, net	—	1,835
Repayment of subordinated debt	—	(50)
Proceeds from issuance of common stock for benefit plans, net	(18)	296
Common share buyback - redeemed stock	—	(13)
Unearned ESOP shares	(44)	(329)
Dividends paid on common stock	(993)	(985)
Dividends paid on preferred stock	(1,156)	(624)
Net cash provided by financing activities	124,506	197,515
Net change in cash and cash equivalents	5,998	46,507
Cash and cash equivalents, beginning of period	58,385	66,046
Cash and cash equivalents, end of period	$64,383	$112,553
Supplemental cash flow information
Interest paid	$33,451	$22,181
Income taxes paid	8	2
Supplemental noncash disclosures
Impact to retained earnings from adoption of ASC 326, net of tax	—	2,508
Net change in unrealized holding gains (losses) on investment securities available for sale, net of tax effect	669	103
Transfer of government guaranteed loans HFI to loans HFS	289,482	336,914
Transfer of loans HFI to OREO	404	—
Transfer of loans HFI to repossessed assets	94	—
Transfer of premises and equipment to OREO	—	(1,903)
Recognition of right of use asset and operating lease liability	263	—
See accompanying notes.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include BayFirst Financial Corp. and its wholly owned subsidiary, BayFirst National Bank, together referred to as “the Company”.
These unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles followed within the financial services industry for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information or notes required for complete financial statements. The consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements of BayFirst Financial Corp. for that date.
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
Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023.
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
Contingencies: Due to the nature of their activities, the Company is at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2024. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2024 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU was issued to improve segment reporting disclosures. The amendments

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
in this ASU improve financial reporting by requiring disclosure of incremental segment information including significant segment expenses regularly provided to the chief operating decision maker as well as the amount and composition of other segment items on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Retrospective application is required in all prior periods unless impracticable to do so. The amendments in this standard will be effective for the Company for the fiscal year ended December 31, 2024 and subsequent interim periods. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Disaggregation of Income Statement Expenses Disclosure (“ASU 2024-03”). This ASU was issued to improve the disclosures about public business entity’s expenses and address investor’s requests for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. The amendments in this standard will be effective for the Company for the fiscal year ended December 31, 2027 and subsequent interim periods. The amendments should be applied either prospectively to the financial statements issued for reporting periods after the effective date of this update or retrospectively to any and all prior periods presented in the financial statements. We are currently evaluating the impact these changes may have on the Company’s consolidated financial statements.
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
The following is a summary of the assets and liabilities of the discontinued operations of the residential mortgage lending division at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Assets
Right-of-use operating lease asset	$—	$348
Total assets	$—	$348
Liabilities
Operating lease liability	$—	$620
Total liabilities	$—	$620

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following presents operating results of the discontinued operations of the residential mortgage lending division for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$—	$—	$—	$1
Noninterest income	—	—	51	(2)
Total net revenue	—	—	51	(1)
Noninterest expense	—	62	143	274
Loss from discontinued operations before income taxes	—	(62)	(92)	(275)
Income tax benefit	—	(15)	(23)	(68)
Net loss from discontinued operations	$—	$(47)	$(69)	$(207)
NOTE 3 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale and investment securities held to maturity at September 30, 2024 and December 31, 2023 as well as the ACL for investment securities held to maturity at September 30, 2024 and December 31, 2023 are summarized as follows:

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$5,378	$—	$(51)	$5,327
Mortgage-backed securities:
U.S. Government-sponsored enterprises	7,855	107	(484)	7,478
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	19,039	—	(2,752)	16,287
Corporate bonds	8,832	60	—	8,892
Total investment securities available for sale	$41,104	$167	$(3,287)	$37,984

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Corporate bonds	$2,500	$—	$(179)	$2,321	$13
Total investment securities held to maturity	$2,500	$—	$(179)	$2,321	$13

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$8,041	$6	$(114)	$7,933
Mortgage-backed securities:
U.S. Government-sponsored enterprises	3,842	—	(606)	3,236
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	20,382	—	(3,284)	17,098
Corporate bonds	11,332	—	(24)	11,308
Total investment securities available for sale	$43,597	$6	$(4,028)	$39,575

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$1	$—	$—	$1	$—
Corporate bonds	2,500	—	(238)	2,262	17
Total investment securities held to maturity	$2,501	$—	$(238)	$2,263	$17
`
The amortized cost and fair value of investment securities as of September 30, 2024 are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One to five years	$8,832	$8,892	$1,500	$1,479
Five to ten years	6,512	6,600	1,000	842
Beyond ten years	25,760	22,492	—	—
Total	$41,104	$37,984	$2,500	$2,321
No ACL for investment securities AFS was needed at September 30, 2024 or December 31, 2023. Declines in the fair value of the AFS investment portfolio are believed by management to be unrelated to credit losses. When evaluating an investment for credit loss, management considers, among other things, the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for the investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At September 30, 2024, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.
As of September 30, 2024, there were no past due principal and interest payments associated with the HTM securities. The Company monitors the credit quality of debt securities held to maturity quarterly through the use of credit ratings. However, the corporate bonds that are held to maturity have no credit rating and the corporate bonds in an unrealized loss position at September 30, 2024 are not material to the financial statements. There was an ACL of $13 and $17 on corporate bonds HTM at September 30, 2024 and December 31, 2023, respectively, which was calculated based on applying the long-term historical credit loss rate for similarly rated securities.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following table presents the activity in the ACL for investment securities HTM by major security type for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended
Corporate Bonds	September 30, 2024		September 30, 2023
Balance at beginning of period	$14	$17	$19	$—
Impact of adopting ASC 326	—	—	—	18
Provision for credit losses on HTM investment securities	(1)	(4)	—	1
Investment securities charge-offs	—	—	—	—
Investment securities recoveries	—	—	—	—
Balance at end of period	$13	$13	$19	$19
The following table summarizes investment securities with unrealized losses at September 30, 2024 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Investment securities available for sale:
Asset-backed securities	$1,575	$(3)	$3,752	$(48)	$5,327	$(51)	3
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	2,909	(484)	2,909	(484)	2
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	16,287	(2,752)	16,287	(2,752)	7
Total investment securities available for sale	$1,575	$(3)	$22,948	$(3,284)	$24,523	$(3,287)	12

Investment securities held to maturity:
Corporate bonds	$417	$(83)	$1,904	$(96)	$2,321	$(179)	3
Total investment securities held to maturity	$417	$(83)	$1,904	$(96)	$2,321	$(179)	3

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
No investment securities were pledged as of September 30, 2024 or December 31, 2023, and there were no sales of investment securities during the three or nine months ended September 30, 2024 and the year ended December 31, 2023.
NOTE 4 – LOANS
Loans HFI, at amortized cost, at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Real estate:
Residential	$321,740	$264,126
Commercial	292,026	293,595
Construction and land	33,784	26,272
Commercial and industrial	200,212	177,566
Commercial and industrial - PPP	1,656	3,202
Consumer and other	92,546	47,287
Loans HFI, at amortized cost, gross	941,964	812,048
Deferred loan costs, net	18,060	14,707
Discount on government guaranteed loans sold(1)	(7,880)	(7,040)
Premium on loans purchased, net	3,860	4,503
Allowance for credit losses	(14,186)	(13,497)
Net loans HFI, at amortized cost	$941,818	$810,721
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 5 - ALLOWANCE FOR CREDIT LOSSES
The following schedules present the activity in the ACL by loan segment for the three and nine months ended September 30, 2024 and September 30, 2023:

Three Months Ended	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and Other	Total
September 30, 2024
Beginning Balance	$1,234	$1,864	$555	$7,714	$2,476	$13,843
Charge-offs	(20)	—	—	(2,375)	(550)	(2,945)
Recoveries	—	2	—	111	75	188
Provision	(41)	(3)	(41)	2,855	330	3,100
Ending Balance	$1,173	$1,863	$514	$8,305	$2,331	$14,186
September 30, 2023
Beginning Balance	$2,542	$1,889	$359	$7,011	$797	$12,598
Charge-offs	—	(108)	—	(1,542)	(875)	(2,525)
Recoveries	8	75	—	114	93	290
Provision	131	(298)	121	1,861	1,187	3,002
Ending Balance	$2,681	$1,558	$480	$7,444	$1,202	$13,365

	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and Other	Unallocated	Total
Nine Months Ended
September 30, 2024
Beginning Balance	$1,987	$1,818	$519	$6,579	$2,594	$—	$13,497
Charge-offs	(20)	(60)	—	(7,898)	(2,299)	—	(10,277)
Recoveries	—	6	—	352	249	—	607
Provision	(794)	99	(5)	9,272	1,787	—	10,359
Ending Balance	$1,173	$1,863	$514	$8,305	$2,331	$—	$14,186
September 30, 2023
Beginning Balance	$731	$956	$28	$6,182	$1,090	$59	$9,046
Impact of adopting ASC 326	1,479	613	281	1,116	(323)	(59)	3,107
Charge-offs	—	(108)	—	(4,660)	(2,214)	—	(6,982)
Recoveries	8	77	—	303	219	—	607
Provision	463	20	171	4,503	2,430	—	7,587
Ending Balance	$2,681	$1,558	$480	$7,444	$1,202	$—	$13,365
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
The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The ACL on unfunded loan commitments is based on estimates of probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity and loss rates as determined for pooled funded loans. As of September 30, 2024 and December 31, 2023, the ACL for unfunded commitments recorded in other liabilities was $664 and $839, respectively.
The following table presents the activity in the ACL for unfunded commitments for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balance at beginning of period	$641	$844	$839	$511
Impact of adopting ASC 326	—	—	—	213
Provision for credit losses on unfunded commitments	23	—	(175)	120
Unfunded commitments charge-offs	—	—	—	—
Unfunded commitments recoveries	—	—	—	—
Balance at end of period	$664	$844	$664	$844
The following tables present the principal balance of nonaccrual loans and loans past due over 89 days still on accrual by loan segment at September 30, 2024 and December 31, 2023. In the following tables, the principal balance does not include the government guaranteed balance or loans measured at fair value.

September 30, 2024	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days Still Accruing(1)
Real estate - residential	$—	$4,838	$233
Real estate - commercial	—	4,207	—
Commercial and industrial	—	1,429	3
Consumer and other	—	—	282
Total	$—	$10,474	$518

December 31, 2023	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days Still Accruing(1)
Real estate - residential	$—	$4,654	$583
Real estate - commercial	—	1,159	—
Commercial and industrial	—	1,587	—
Consumer and other	—	—	282
Total	$—	$7,400	$865
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraised value. As of September 30, 2024 there were no loans individually evaluated. The following table presents the principal balance of individually analyzed collateral dependent loans by loan portfolio segment as of December 31, 2023:

December 31, 2023	Type of Collateral	ACL
	Business Assets
Commercial and industrial	$390	$255

The following table presents the aging of the principal balance of past due loans HFI at amortized cost at September 30, 2024 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$1,926	$5,070	$6,996	$314,744	$321,740
Real estate - commercial	499	4,108	4,607	287,419	292,026
Real estate - construction and land	—	—	—	33,784	33,784
Commercial and industrial	3,332	1,228	4,560	195,652	200,212
Commercial and industrial - PPP	—	—	—	1,656	1,656
Consumer and other	747	282	1,029	91,517	92,546
Total	$6,504	$10,688	$17,192	$924,772	$941,964
(1) $1,733 of balances 30-89 days past due and $4,252 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee. Of those loans, $1,228 of commercial and industrial PPP loans were delinquent as of September 30, 2024.

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

Modifications to Borrowers Experiencing Financial Difficulty
For the three and nine months ended September 30, 2024 and the year ended December 31, 2023, there were no loan modifications to borrowers experiencing financial difficulty and no loan modifications that subsequently defaulted during the period.
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
The table below sets forth principal balance for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at September 30, 2024 and gross write offs for the nine months ended September 30, 2024:

						Revolving	Revolving
						Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$40,742	$67,755	$71,376	$47,918	$53,626	$2,528	$—	$283,945
Special mention	154	814	2,368	117	410	10	—	3,873
Substandard	—	2,971	291	99	847	—	—	4,208
Doubtful	—	—	—	—	—	—	—	—
Total real estate - commercial loans, at amortized cost, gross	40,896	71,540	74,035	48,134	54,883	2,538	—	292,026
Gross write offs	—	—	60	—	—	—	—	60

Real estate - construction and land
Risk Rating
Pass	1,951	19,747	9,245	2,841	—	—	—	33,784
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate - construction and land loans, at amortized cost, gross	1,951	19,747	9,245	2,841	—	—	—	33,784
Gross write offs	—	—	—	—	—	—	—	—

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

						Revolving	Revolving
						Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial and industrial
Risk Rating
Pass	51,316	42,657	35,791	11,170	39,896	9,057	—	189,887
Special mention	215	1,994	2,268	626	3,739	—	—	8,842
Substandard	—	42	459	11	971	—	—	1,483
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial loans, at amortized cost, gross	51,531	44,693	38,518	11,807	44,606	9,057	—	200,212
Gross write offs	—	2,533	2,572	317	2,476	—	—	7,898

Commercial and industrial - PPP
Risk Rating
Pass	—	—	—	223	434	—	—	657
Special mention	—	—	—	—	999	—	—	999
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial - PPP loans, at amortized cost, gross	—	—	—	223	1,433	—	—	1,656
Gross write offs	—	—	—	—	—	—	—	—
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The Company considers the performance of the loan portfolio to determine its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan by payment activity. The following table presents the principal balance at September 30, 2024 in residential and consumer loans based on payment activity as well as gross write offs for the nine months ended September 30, 2024.

						Revolving	Revolving
						Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$31,743	$28,410	$84,265	$23,020	$17,892	$131,339	$—	$316,669
Nonperforming	—	—	814	132	2,949	1,176	—	5,071
Total real estate - residential loans, at amortized cost, gross	31,743	28,410	85,079	23,152	20,841	132,515	—	321,740
Gross write offs	—	—	—	—	20	—	—	20

Consumer and other
Payment Performance
Performing	56,112	22,437	11,635	701	156	1,223	—	92,264
Nonperforming	32	16	234	—	—	—	—	282
Total consumer and other loans, at amortized cost, gross	56,144	22,453	11,869	701	156	1,223	—	92,546
Gross write offs	—	228	1,888	33	150	—	—	2,299
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
Appraisals for both collateral dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by either the Company or the Company's appraisal services vendor. Once received, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Management compares the best-efforts price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraised value to arrive at fair value.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Repossessed Assets: Repossessed assets are recorded at the lower of cost or fair value upon the transfer of a loan to repossessed assets. The fair value of a repossessed asset, upon initial recognition, is estimated using a market approach or based on observable market data, such as a current appraisal, recent sale price of similar assets, or assumptions specific to the individual property or equipment, such as management applied discounts used to further reduce values to a net realizable value when observable inputs become stale.
Government Guaranteed Loan Servicing Rights: The fair value of government guaranteed loan servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. There were no government guaranteed loan servicing rights carried at fair value at September 30, 2024 and December 31, 2023. On a quarterly basis, government guaranteed loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the cost. If the carrying amount exceeds fair value, impairment is recorded.
Assets measured at fair value on a recurring basis at September 30, 2024 are summarized below. There were no liabilities carried at fair value on a recurring basis at September 30, 2024.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$37,984	$—	$37,984
Government guaranteed loans HFI, at fair value	—	—	86,441	86,441
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of HFI government guaranteed loans measured at fair value at September 30, 2024 and December 31, 2023.

	September 30, 2024
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$16,424	$16,476	$(52)	$—	$—	$—	$—	$—	$—
Commercial and industrial	70,017	68,494	1,523	1,559	1,992	(433)	—	—	—
Total loans HFI, at fair value	$86,441	$84,970	$1,471	$1,559	$1,992	$(433)	$—	$—	$—

	December 31, 2023
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$19,219	$19,156	$63	$—	$—	$—	$—	$—	$—
Commercial and industrial	72,289	68,777	3,512	485	585	(100)	162	182	(20)
Total loans HFI, at fair value	$91,508	$87,933	$3,575	$485	$585	$(100)	$162	$182	$(20)
(1) The nonaccrual and 90 days or more past due loan balances do not include the portion of government guaranteed loan balances.
The total amount of net gains and losses from changes in fair value and interest income included in earnings for the nine months ended September 30, 2024 and September 30, 2023 for government guaranteed loans HFI, at fair value, were as follows:

	Nine Months Ended September 30,
	2024	2023
Interest income	$5,978	$3,151
Change in fair value	9,923	11,021
Total gain, net	$15,901	$14,172
Changes in fair value for government guaranteed loans HFI, at fair value, were included in Government guaranteed loans fair value gain on the Consolidated Statements of Income.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The table below presents a reconciliation of government guaranteed loans HFI, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended September 30,
	2024	2023
Balance of government guaranteed loans HFI at fair value, beginning of period	$91,508	$27,078
New government guaranteed originations at fair value	105,754	143,535
Loans sold	(116,977)	(90,120)
Principal payments	(3,767)	(7,336)
Charge-offs	—	—
Total fair value gains during the period	9,923	11,021
Balance of government guaranteed loans HFI at fair value, end of period	$86,441	$84,178
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
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of government guaranteed loans HFI that fall within Level 3 of the fair value hierarchy at September 30, 2024 and December 31, 2023:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
September 30, 2024
Government guaranteed loans HFI, at fair value	$86,441	Discounted	Discount rate	6.56%-9.94% (8.51%)
		cash flow	Conditional prepayment rate	10.87%-12.63% (12.09%)
December 31, 2023
Government guaranteed loans HFI, at fair value	$91,508	Discounted	Discount rate	7.36%-10.86% (8.74%)
		cash flow	Conditional prepayment rate	10.38%-15.69% (13.91%)
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
Assets measured at fair value on a nonrecurring basis (Level 3) at September 30, 2024 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount
Repossessed assets	$94	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Assets measured at fair value on a nonrecurring basis (Level 3) at December 31, 2023 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount
Individually evaluated loans	$135	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at September 30, 2024 and December 31, 2023 are as follows:

		September 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$64,383	$64,383	$58,385	$58,385
Time deposits in banks	2	2,264	2,228	4,646	4,561
Investment securities held to maturity	2	2,487	2,321	2,484	2,263
Nonmarketable equity securities, at cost	2	4,997	4,997	4,770	4,770
Government guaranteed loans held for sale	2	595	667	—	—
Loans HFI, at amortized cost	3	941,818	937,576	810,721	786,350
Accrued interest receivable	2	8,537	8,537	7,130	7,130
Government guaranteed loan servicing rights	3	15,966	18,596	14,959	16,318
Liabilities:
Noninterest-bearing deposits	2	$95,995	$95,995	$93,708	$93,708
Interest-bearing transaction accounts	2	247,923	247,923	259,422	259,422
Savings and money market deposits	2	455,297	455,297	373,000	373,000
Time deposits	2	312,981	313,339	259,008	255,372
FHLB borrowings	2	10,000	10,000	10,000	10,000
Subordinated debentures	2	5,954	5,485	5,949	5,215
Notes payable	2	2,048	2,031	2,389	2,369
Accrued interest payable	2	1,114	1,114	882	882
NOTE 7 – GOVERNMENT GUARANTEED LOAN SERVICING ACTIVITIES
At September 30, 2024 and December 31, 2023, the principal balance of government guaranteed loans, excluding PPP loans, retained by the Company was $395,155 and $395,877, respectively, of which $155,345 and $181,459 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of government guaranteed loans serviced for others requiring recognition of a servicing asset were $1,009,797 and $855,756 at September 30, 2024 and December 31, 2023, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Activity for government guaranteed loan servicing rights for the three and nine months ended September 30, 2024 and September 30, 2023 follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning of period	$15,770	$12,820	$14,959	$10,906
Additions	1,704	2,543	5,396	6,390
Amortization	(1,508)	(1,147)	(4,389)	(3,080)
End of period	$15,966	$14,216	$15,966	$14,216
The fair value of government guaranteed loan servicing rights was $18,596 and $16,318 at September 30, 2024 and December 31, 2023, respectively. Fair value was determined using a weighted average discount rate of 13.75% and a weighted average prepayment speed of 13.16% at September 30, 2024. Fair value was determined using a weighted average discount rate of 14.50% and a weighted average prepayment speed of 11.42% at December 31, 2023. The government guaranteed loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain on sale of government guaranteed loans for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Gain on sale of guaranteed portion of government guaranteed loans	$4,439	$4,596	$14,431	$11,998
Loss on sale of unguaranteed portion of government guaranteed loans	—	—	—	(797)
Costs recognized on sale of government guaranteed loans	—	—	—	(15)
Fair value of loan servicing rights created	1,704	2,543	5,396	6,390
Gain on sale of government guaranteed loans, net	$6,143	$7,139	$19,827	$17,576
NOTE 8 – LEASES
For the three and nine months ended September 30, 2024 and September 30, 2023, the components of total lease cost and supplemental information related to operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$202	$509	$699	$1,097
Short-term lease cost	30	(224)	102	(204)
Total lease cost, net (1)	$232	$285	$801	$893
(1) Includes lease costs reported as discontinued operations of $0 and $44 for the three months ended September 30, 2024 and September 30, 2023, respectively, and $131 for the nine months ended September 30, 2024 and September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash flows related to operating lease liabilities	$151	$281	$600	$965
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	263	—
At September 30, 2024, the weighted average discount rate of operating leases was 2.93% and the weighted average remaining life of operating leases was 2.70 years.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The future minimum lease payments for operating leases, subsequent to September 30, 2024, as recorded on the balance sheet, are summarized as follows:

2024	$157
2025	896
2026	857
2027	440
2028	—
Thereafter	—
Total undiscounted lease payments	$2,350
Less: imputed interest	(79)
Net lease liabilities	$2,271
NOTE 9 – OTHER BORROWINGS
At September 30, 2024, the Company had $10,000 of borrowings at 5.07% from the FHLB and no borrowings from the FRB. There were $10,000 of borrowings at 5.57% from the FHLB and no borrowings from the FRB at December 31, 2023.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the bank were to obtain would be secured by a blanket lien on $331,918 of real estate-related loans as of September 30, 2024. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to
$170,668 from the FHLB at September 30, 2024.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $60,831 of commercial loans as of September 30, 2024. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to $42,955 from the FRB at September 30, 2024.
The Company has $6,000 of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years which is June 30, 2026. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term after June 30, 2026. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5,954 and $5,949 at September 30, 2024 and December 31, 2023, respectively.
The Company has a term note with quarterly principal and interest payments with interest at Prime (8.50% at September 30, 2024). The note matures on March 10, 2029 and the balance of the note was $2,048 and $2,389 at September 30, 2024 and December 31, 2023, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note. As of September 30, 2024, the Company was in compliance with all financial debt covenants.
NOTE 10 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock grants and stock options. Total compensation cost charged against income related to the Equity Plan was $109 and $167 for the three months ended September 30, 2024 and September 30, 2023, respectively, and $281 and $486 for the nine months ended September 30, 2024 and September 30, 2023, respectively.
Restricted Stock
The Company awarded shares of restricted common stock to certain employees and non-employee directors for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
A summary of changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2024 and September 30, 2023 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2024	52,195	$18.75
Granted	30,650	11.70
Vested	(29,835)	(18.24)
Forfeited	(1,125)	(16.05)
Nonvested at September 30, 2024	51,885	$14.93

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2023	22,000	$21.52
Granted	46,175	18.30
Vested	(13,935)	(20.01)
Forfeited	(1,865)	(19.38)
Nonvested at September 30, 2023	52,375	$18.75
At September 30, 2024, there was $456 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the nine months ended September 30, 2024 and September 30, 2023 was $359 and $252, respectively.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
A summary of the activity in the Equity Plan for the nine months ended September 30, 2024 and September 30, 2023 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	367,033	$15.68
Forfeited	(2,970)	(15.56)
Outstanding at September 30, 2024	364,063	$15.57	4.92	$—
Vested and exercisable at September 30, 2024	349,385	$15.71	4.88	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	405,688	$15.67
Exercised	(30,375)	(15.71)
Forfeited	(7,980)	(15.51)
Outstanding at September 30, 2023	367,333	$15.67	5.93	$—
Vested and exercisable at September 30, 2023	323,022	$15.79	5.78	$—
There were no options granted during the three and nine months ended September 30, 2024 or September 30, 2023. Total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan was $23 at September 30, 2024. This cost is expected to be recognized over a weighted average period of 1.2 years.
NOTE 11 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. During the nine months ended September 30, 2024, there were no shares issued. During the nine months ended September 30, 2023, 10,589 shares were issued at an average of $14.98 per share.
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the nine months ended September 30, 2024 and September 30, 2023 was $18 and $20, respectively.
The Company has a Salary Continuation Agreement (the “Agreement”) with the Company’s retired CEO. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. The liability recorded for the Agreement was $324 and $351 at September 30, 2024 and December 31, 2023, respectively, and the related benefit for the nine months ended September 30, 2024 was $3 and the related expense for the nine months ended September 30, 2023 was $11. Payments began in July 2024 as a result of the retirement of the CEO on December 31, 2023.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of each employee’s salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. There was no match of contributions in 2023. Expense recognized in relation to the 401(k) plan was $749 and $678 for the nine months ended September 30, 2024 and September 30, 2023, respectively.
The Company has an ESOP for eligible employees. Each year, the Company’s Board of Directors may approve a discretionary percentage of employees’ salaries to be contributed to the ESOP for eligible employees. In 2021, the ESOP trust acquired 14,154 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 8,493 unallocated shares with a fair value of $112 and 11,323 unallocated shares with a fair value of $127 remaining as of September 30, 2024 and September 30, 2023, respectively. The ESOP trust’s outstanding loan, which is secured by the unallocated shares, bears a fixed interest rate equal to the Prime Rate as of the note date, which was 3.25%. The note requires an annual payment of principal and interest through December 2026. The

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the ESOP. As a result of the exit of affected participants from the plan, the plan acquired 23,383 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 18,706 unallocated shares with a fair value of $246 and 23,383 unallocated shares with a fair value of $263 remaining as of September 30, 2024 and September 30, 2023, respectively. The ESOP trust was issued a five year loan bearing an interest rate equal to the Prime Rate as of the note date, which was 8.25% and adjusts annually as of the first day of each succeeding calendar year to reflect the Prime Rate as of the first business day of the calendar year. The note requires an annual payment of principal and interest through December 2027. The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The Board did not approve any contributions in 2023. There was $149 of expense related to the ESOP for the nine months ended September 30, 2024 and no expense for the nine months ended September 30, 2023.
NOTE 12 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met all capital adequacy requirements to which it was subject at September 30, 2024 and December 31, 2023.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s classification.
In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and included a transition option that allows banking organizations to phase in, over a three year period, the day one adverse effects of adoption on their regulatory capital ratios (three year transition option). In connection with the adoption of ASC 326 on January 1, 2023, the Company recognized an after-tax cumulative effect reduction to retained earnings. The Company elected to adopt the three year transition option and the deferral has been applied in capital ratios presented below. Actual and required capital amounts and ratios for the Bank are presented below at September 30, 2024:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$115,123	11.39%	$80,848	8.00%	$101,059	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$102,479	10.14%	$60,636	6.00%	$80,848	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$102,479	10.14%	$45,477	4.50%	$65,689	6.50%
Tier 1 Capital
(to Average Assets)	$102,479	8.41%	$48,768	4.00%	$60,960	5.00%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2023:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$114,256	13.03%	$70,169	8.00%	$87,711	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$103,274	11.77%	$52,627	6.00%	$70,169	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$103,274	11.77%	$39,470	4.50%	$57,012	6.50%
Tier 1 Capital
(to Average Assets)	$103,274	9.38%	$44,024	4.00%	$55,030	5.00%
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
The contractual amounts of financial instruments with off-balance sheet risk at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Unfunded loan commitments	$79,412	$7,392
Unused lines of credit	200,109	178,440
Standby letters of credit	211	186
All unused lines of credit at September 30, 2024 and December 31, 2023 were variable rate lines of credit and the majority of unfunded loan commitments at September 30, 2024 and December 31, 2023 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At September 30, 2024 and December 31, 2023, ACL for off-balance sheet loan commitments totaled $664 and $839, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
`NOTE 14 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic:
Income from continuing operations	$1,137	$1,970	$2,896	$4,254
Loss from discontinued operations	—	(47)	(69)	(207)
Net income	1,137	1,923	2,827	4,047
Less: Preferred stock dividends	385	208	1,156	624
Net income available to common shareholders	$752	$1,715	$1,671	$3,423
Weighted average common shares outstanding	4,134,169	4,105,014	4,133,082	4,096,584

Basic earnings (loss) per common share:
Continuing operations	$0.18	$0.43	$0.42	$0.89
Discontinued operations	—	(0.01)	(0.02)	(0.05)
Total	$0.18	$0.42	$0.40	$0.84

Diluted:
Income from continuing operations	$1,137	$1,970	$2,896	$4,254
Loss from discontinued operations	—	(47)	(69)	(207)
Net income	1,137	1,923	2,827	4,047
Less: Preferred stock dividends	385	208	1,156	624
Add: Series B preferred stock and preferred C stock dividends	—	64	—	193
Net income available to common shareholders	$752	$1,779	$1,671	$3,616
Weighted average common shares outstanding for basic earnings per common share	4,134,169	4,105,014	4,133,082	4,096,584
Add: Dilutive effects of conversion of Series B preferred stock and Preferred C to common stock	—	250,690	—	253,626
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—	—	4,098
Average shares and dilutive potential common shares	4,134,169	4,355,704	4,133,082	4,354,308

Diluted earnings (loss) per common share:
Continuing operations	$0.18	$0.42	$0.42	$0.88
Discontinued operations	—	(0.01)	(0.02)	(0.05)
Total	$0.18	$0.41	$0.40	$0.83

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following securities outstanding at September 30, 2024 and September 30, 2023 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of earnings (loss) per share are antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock options	364,576	367,461	365,680	374,802
Convertible Series B preferred stock	3,210	0	3,210	0
Convertible Series C preferred stock	6,446	0	6,446	0
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is an analysis of the results of operations for the three and nine months ended September 30, 2024 and September 30, 2023 and financial condition as of September 30, 2024 and December 31, 2023. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.
In addition to the historical information contained herein, this Form 10-Q includes "forward-looking statements" within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including, but not limited to, the effects of health crises, global military hostilities, weather events, or climate changes, including its effects on the economic environment, its customers and its operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with them; the ability of the Company to implement its strategy and expand its banking operations; changes in interest rates and other general economic, business and political conditions, including changes in the financial markets or global military hostilities; changes in business plans as circumstances warrant; risks related to mergers and acquisitions; changes in benchmark interest rates used to price loans and deposits, changes in tax laws, regulations and guidance; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements.
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
Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At September 30, 2024, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing the consolidated financial statements were the policies related to the ACL and fair value measurement of government guaranteed loan servicing rights and government guaranteed loans HFI at fair value, which are discussed more fully in the December 31, 2023 Form 10-K.
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
Recent Developments
Fourth Quarter Common Stock Dividend. On October 22, 2024, BayFirst’s Board of Directors declared a fourth quarter 2024 cash dividend of $0.08 per common share, payable December 15, 2024 to common shareholders of record as of December 1, 2024. The Company has continuously paid quarterly common stock cash dividends since 2016.
Fourth Quarter Preferred Series A Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $22.50 on the Series A Preferred Stock. The dividend will be payable January 2, 2025 to shareholders of record as of October 15, 2024. The amount and timing of the dividend is in accordance with the terms of the Series A Preferred Stock.
Fourth Quarter Preferred Series B Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $20.00 on the Series B Convertible Preferred Stock. The dividend will be payable January 2, 2025 to shareholders of record as of October 15, 2024. The amount and timing of the dividend is in accordance with the terms of the Series B Convertible Preferred Stock.
Fourth Quarter Preferred Series C Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $27.50 on the Series C Cumulative Convertible Preferred Stock. The dividend will be payable January 2, 2025 to shareholders of record as of October 15, 2024. The amount and timing of the dividend is in accordance with the terms of the Series C Cumulative Convertible Preferred Stock.
Hurricane Recovery. Hurricane Helene struck the Florida gulf coast on September 26, 2024 and caused widespread damage from Florida to the Carolinas and eastern Tennessee. On October 9, 2024, Hurricane Milton struck the west coast of Florida and tracked across the middle of the state. Both storms caused widespread damage including flooding from storm surge, extreme winds, and substantial rainfall.
The Company maintained uninterrupted digital and telephone access for our customers, and having experienced minimal impact to our branch properties, the Company fully reopened to serve our communities shortly after each storm.
Recovery efforts in many areas continue and the full impacts on people and businesses in the most hard-hit regions are not fully known. At this time, there have been relatively few loan concessions (mostly in the form of loan payment deferrals up to 90 days) for distressed borrowers impacted by the hurricanes. However, the Company continues to assess the impact of the hurricanes on our customers. Where appropriate, we will work constructively with individual borrowers. Management is assessing the impact of both hurricanes to determine if additional provisions are warranted.

Selected Financial Data - Unaudited

	As of and for the Three Months Ended			As of and for the Nine Months Ended
(Dollars in thousands, except for share data)	9/30/2024	6/30/2024	9/30/2023	9/30/2024	9/30/2023
Income Statement Data:
Net interest income	$9,449	$9,182	$8,393	$27,373	$27,554
Provision for credit losses	3,122	3,000	3,001	10,180	7,708
Noninterest income	12,272	11,653	14,679	38,193	35,064
Noninterest expense	17,064	16,610	17,427	51,447	49,241
Income tax expense	398	349	674	1,043	1,415
Net income from continuing operations	1,137	876	1,970	2,896	4,254
Net loss from discontinued operations	—	(10)	(47)	(69)	(207)
Net income	1,137	866	1,923	2,827	4,047
Preferred stock dividends	385	386	208	1,156	624
Net income available to common shareholders	$752	$480	$1,715	$1,671	$3,423
Balance Sheet Data:
Average loans HFI	$1,034,819	$984,372	$857,338	$986,426	$822,330
Average loans HFI at amortized cost	948,528	902,417	789,167	900,961	764,038
Average total assets	1,228,040	1,178,501	1,088,517	1,177,785	1,041,131
Average common shareholders’ equity	86,381	84,948	81,067	85,574	80,080
Total loans HFI	1,042,445	1,008,314	878,447	1,042,445	878,447
Total loans HFI, excluding government guaranteed loan balances	885,444	844,659	687,141	885,444	687,141
Allowance for credit losses	14,186	13,843	13,365	14,186	13,365
Total assets	1,245,099	1,217,869	1,133,979	1,245,099	1,133,979
Common shareholders’ equity	86,242	84,911	82,725	86,242	82,725
Per Share Data:
Basic earnings per common share	$0.18	$0.12	$0.42	$0.40	$0.84
Diluted earnings per common share	$0.18	$0.12	$0.41	$0.40	$0.83
Dividends per common share	$0.08	$0.08	$0.08	$0.24	$0.24
Book value per common share	$20.86	$20.54	$20.12	$20.86	$20.12
Tangible book value per common share(1)	$20.86	$20.54	$20.12	$20.86	$20.12
Performance Ratios:
Return on average assets(2)	0.37%	0.29%	0.71%	0.32%	0.52%
Return on average common equity(2)	3.48%	2.26%	8.46%	2.60%	5.70%
Net interest margin(2)	3.34%	3.43%	3.36%	3.39%	3.89%
Dividend payout ratio	43.98%	68.91%	19.15%	59.36%	28.72%
Asset Quality Data:
Net charge-offs	$2,757	$3,261	$2,234	$9,670	$6,375
Net charge-offs/average loans HFI at amortized cost(2)	1.16%	1.45%	1.13%	1.43%	1.11%
Nonperforming loans(3)	$15,489	$12,312	$9,518	$15,489	$9,518
Nonperforming loans (excluding government guaranteed balance)(3)	$10,992	$8,054	$7,997	$10,992	$7,997
Nonperforming loans/total loans HFI(3)	1.62%	1.34%	1.20%	1.62%	1.20%

	As of and for the Three Months Ended			As of and for the Nine Months Ended
(Dollars in thousands, except for share data)	9/30/2024	6/30/2024	9/30/2023	9/30/2024	9/30/2023
Nonperforming loans (excluding gov’t guaranteed balance)/total loans HFI(3)	1.15%	0.87%	1.01%	1.15%	1.01%
ACL/Total loans HFI at amortized cost	1.48%	1.50%	1.68%	1.48%	1.68%
Other Data:
Full-time equivalent employees	295	302	307	295	307
Banking centers	12	12	10	12	10
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
The following presents these non-GAAP financial measures calculated in accordance with GAAP:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share (Unaudited)
	As of
(Dollars in thousands, except for share data)	September 30, 2024	June 30, 2024	September 30, 2023
Total shareholders’ equity	$102,293	$100,962	$94,165
Less: Preferred stock liquidation preference	(16,051)	(16,051)	(11,440)
Total equity available to common shareholders	86,242	84,911	82,725
Less: Goodwill	—	—	—
Tangible common shareholders' equity	$86,242	$84,911	$82,725

Common shares outstanding	4,134,059	4,134,219	4,110,650
Tangible book value per common share	$20.86	$20.54	$20.12
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
Net Income
The Company had net income for the three months ended September 30, 2024 of $1.1 million, or $0.18 per diluted common share, compared to net income for the three months ended September 30, 2023 of $1.9 million, or $0.41 per diluted common share. The decrease in net income was primarily due to a decrease in government guaranteed loan fair value gains of $1.1 million and a decrease in gain on sale of government guaranteed loans of $1.0 million, partially offset by an increase in net interest income of $1.1 million and lower compensation expense of $0.3 million.
For the nine months ended September 30, 2024, net income was $2.8 million, or $0.40 per diluted common share, a decrease from net income of $4.0 million, or $0.83 per diluted common share, for the nine months ended September 30, 2023. The change was primarily due to higher provision for credit losses of $2.5 million, a decrease in government guaranteed fair value gains of $1.1 million, and higher noninterest expense of $2.2 million, partially offset by higher gain on sale of government guaranteed loans of $2.3 million and higher government guaranteed loan packaging fees of $1.3 million.
Net Interest Income
Net interest income from continuing operations was $9.4 million for the three months ended September 30, 2024, an increase from $8.4 million during the three months ended September 30, 2023. The increase was mainly due to an increase in interest income of $3.8 million, partially offset by higher interest expense on deposits.
Net interest margin was 3.34% for the third quarter of 2024, which represented a decrease from 3.36% for the third quarter of 2023.
Net interest income from continuing operations was $27.4 million for the nine months ended September 30, 2024, a decrease from $27.6 million for the nine months ended September 30, 2023. The decrease was mainly due to an increase in interest expense of $11.6 million, partially offset by an increase in interest income, including fees, of $11.4 million.
Net interest margin decreased to 3.39% for the nine months ended September 30, 2024, compared to 3.89% for the nine months ended September 30, 2023.

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

	Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$41,092	$407	3.94%	$43,383	$465	4.25%
Loans, excluding PPP (1) (2)	1,032,909	20,437	7.87	841,920	15,992	7.54
PPP loans	1,917	5	1.04	15,418	40	1.03
Other	50,809	593	4.64	91,749	1,123	4.86
Total interest-earning assets	1,126,727	21,442	7.57	992,470	17,620	7.04
Noninterest-earning assets	101,313			96,047
Total assets	$1,228,040			$1,088,517
Interest-bearing liabilities:
NOW, MMDA and savings	$681,822	$7,423	4.33	$633,657	$6,390	4.00
Time deposits	310,754	4,186	5.36	235,100	2,665	4.50
Other borrowings	27,110	384	5.64	15,714	172	4.34
Total interest-bearing liabilities	1,019,686	11,993	4.68	884,471	9,227	4.14
Demand deposits	94,574			100,734
Noninterest-bearing liabilities	11,348			12,600
Shareholders’ equity	102,432			90,712
Total liabilities and shareholders’ equity	$1,228,040			$1,088,517
Net interest income		$9,449			$8,393
Interest rate spread			2.89			2.90
Net interest margin (3)			3.34			3.36
Ratio of average interest-earning assets to average interest-bearing liabilities	110.50%			112.21%

(1) Includes nonaccrual loans.
(2) Includes no residential loans held for sale from discontinued operations as of September 30, 2024 or September 30, 2023.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$42,069	$1,277	4.05%	$44,888	$1,398	4.16%
Loans, excluding PPP (1) (2)	983,867	58,064	7.88	805,049	45,346	7.53
PPP loans	2,602	20	1.03	17,337	130	1.00
Other	48,641	1,695	4.65	80,522	2,790	4.63
Total interest-earning assets	1,077,179	61,056	7.57	947,796	49,664	7.01
Noninterest-earning assets	100,606			93,335
Total assets	$1,177,785			$1,041,131
Interest-bearing liabilities:
NOW, MMDA and savings	$652,481	$20,886	4.28	$620,237	$15,598	3.36
Time deposits	283,298	11,386	5.37	186,827	5,478	3.92
Other borrowings	34,606	1,411	5.45	30,325	1,033	4.55
Total interest-bearing liabilities	970,385	33,683	4.64	837,389	22,109	3.53
Demand deposits	93,830			101,661
Noninterest-bearing liabilities	11,945			12,383
Shareholders’ equity	101,625			89,698
Total liabilities and shareholders’ equity	$1,177,785			$1,041,131
Net interest income		$27,373			$27,555
Interest rate spread			2.93			3.48
Net interest margin (3)			3.39			3.89
Ratio of average interest-earning assets to average interest-bearing liabilities	111.01%			113.18%

(1) Includes nonaccrual loans.
(2) Includes no residential loans held for sale from discontinued operations as of September 30, 2024 and $56 at an average yield of 2.02% as of September 30, 2023.
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

(Dollars in thousands)	Rate	Volume	Total
Three Months Ended September 30, 2024 vs. September 30, 2023:
Interest-earning assets:
Investment securities	$(34)	$(24)	$(58)
Loans, excluding PPP	729	3,716	4,445
PPP loans	—	(35)	(35)
Other interest-earning assets	(47)	(483)	(530)
Total interest-earning assets	648	3,174	3,822
Interest-bearing liabilities:
NOW, MMDA and savings	538	495	1,033
Time deposits	568	953	1,521
Other borrowings	62	150	212
Total interest-bearing liabilities	1,168	1,598	2,766
Net change in net interest income	$(520)	$1,576	$1,056

(Dollars in thousands)	Rate	Volume	Total
Nine Months Ended September 30, 2024 vs. September 30, 2023:
Interest-earning assets:
Investment securities	$(36)	$(85)	$(121)
Loans, excluding PPP(1)	2,212	10,506	12,718
PPP loans	3	(113)	(110)
Other interest-earning assets	13	(1,108)	(1,095)
Total interest-earning assets	2,192	9,200	11,392
Interest-bearing liabilities:
NOW, MMDA, and savings	4,439	849	5,288
Time deposits	2,464	3,444	5,908
Other borrowings	220	158	378
Total interest-bearing liabilities	7,123	4,451	11,574
Net change in net interest income	$(4,931)	$4,749	$(182)
(1) Includes no interest income on residential loans held for sale from discontinued operations as of September 30, 2024 and $1 as of September 30, 2023.
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
The Company recorded a provision for credit losses on loans for the three months ended September 30, 2024 of $3.1 million primarily due to net charge-offs and net loan growth. This compared to a provision of $3.0 million for the three months ended September 30, 2023. During the three months ended September 30, 2024, $2.8 million of net charge offs in loans were recorded compared to $2.2 million during the three months ended September 30, 2023.
The Company recorded a provision for credit losses for the nine months ended September 30, 2024 of $10.2 million compared to a $7.7 million provision for the nine months ended September 30, 2023. The increase of $2.5 million in the provision for credit losses expense was primarily due to higher than expected charge-offs resulting in higher provision expense based on ACL model output. During the nine months ended September 30, 2024, net loan charge offs totaled $9.7 million compared to $6.4 million during the nine months ended September 30, 2023.
The Bank developed an express modification program for SBA 7(a) borrowers to help those borrowers who are challenged with larger payments in the higher interest rate environment compared to interest rates at the time the loans were originated. Through September 30, 2024, approximately 400 SBA 7(a) borrowers have been offered loan modification options. These efforts have helped and are expected to continue to help reduce net charge-offs.
The ACL was $14.2 million at September 30, 2024 and $13.4 million at September 30, 2023.
Noninterest Income
The following table presents noninterest income from continuing operations for the three and nine months ended September 30, 2024 and September 30, 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Noninterest income:
Loan servicing income, net	$918	$760	$2,518	$2,149
Gain on sale of government guaranteed loans, net	6,143	7,139	19,827	17,576
Service charges and fees	447	408	1,343	1,166
Government guaranteed loan fair value gain	3,416	4,543	9,923	11,021
Government guaranteed loan packaging fees	903	1,158	3,332	2,076
Other noninterest income	445	671	1,250	1,076
Total noninterest income	$12,272	$14,679	$38,193	$35,064
Noninterest income from continuing operations was $12.3 million during the three months ended September 30, 2024, a decrease from $14.7 million during the three months ended September 30, 2023. The decrease was primarily due to decreases in gain on sale of government guaranteed loans of $1.0 million, fair value gains on government guaranteed loans of $1.1 million, government guaranteed loan packaging fees of $0.3 million, and other noninterest income of $0.2 million.
Noninterest income from continuing operations was $38.2 million for the nine months ended September 30, 2024, an increase from $35.1 million for the nine months ended September 30, 2023. The increase was primarily the result of increases in gain on sale of government guaranteed loans of $2.3 million and government guaranteed loan packaging fees of $1.3 million, partially offset by a decrease in fair value gains on government guaranteed loans of $1.1 million. As of September 30, 2024, the Company had $86.4 million of loans held at fair value compared to $84.2 million at September 30, 2023.

Noninterest Expense
The following table presents noninterest expense from continuing operations for the three and nine months ended September 30, 2024 and September 30, 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Noninterest expense:
Salaries and benefits	$7,878	$7,912	$23,712	$23,527
Bonus, commissions, and incentives	1,141	1,406	3,371	3,515
Occupancy and equipment	1,248	1,262	3,631	3,608
Data processing	1,789	1,526	4,996	4,189
Marketing and business development	532	929	1,660	2,696
Professional services	853	816	3,079	2,587
Loan origination and collection	1,956	1,981	5,633	4,697
Employee recruiting and development	595	543	1,741	1,667
Regulatory assessments	309	284	870	615
Director compensation	143	147	427	438
Liability and fidelity bond insurance	143	148	431	403
ATM and interchange	150	154	432	359
Telecommunication	127	90	354	275
Other noninterest expense	200	229	1,110	665
Total noninterest expense	$17,064	$17,427	$51,447	$49,241
Noninterest expense from continuing operations was $17.1 million during the three months ended September 30, 2024, a decrease from $17.4 million during the three months ended September 30, 2023. The decrease in the third quarter of 2024, as compared to the third quarter of 2023, was primarily due to lower compensation expense of $0.3 million and lower marketing and business development expenses of $0.4 million, partially offset by higher data processing expenses of $0.3 million.
Noninterest expense was $51.4 million during the nine months ended September 30, 2024, an increase from $49.2 million for the nine months ended September 30, 2023. The increase was the result of increases in data processing expense of $0.8 million, loan origination and collection expense of $0.9 million, professional services expenses of $0.5 million, and other noninterest expenses of $0.6 million. The increases were partially offset by a decrease in marketing and business development expenses of $1.0 million.
Income Taxes
Income tax expense from continuing operations was $398 thousand for the three months ended September 30, 2024, a decrease from income tax expense of $674 thousand for the three months ended September 30, 2023. There was no income tax expense from discontinued operations for the three months ended September 30, 2024, compared to income tax benefit of $15 thousand for the three months ended September 30, 2023.
Income tax expense from continuing operations was $1.0 million for the nine months ended September 30, 2024, a decrease from income tax expense of $1.4 million for the nine months ended September 30, 2023. The decrease was primarily due to the decrease in pre-tax earnings from continuing operations. Income tax benefit from discontinued operations was $23 thousand for the nine months ended September 30, 2024, from income tax benefit of $68 thousand for the nine months ended September 30, 2023.
At September 30, 2024, the Company had $1.4 million of federal net operating loss carryforward and $0.3 million of state net operating loss carryforward. The net operating loss carryforwards do not expire. At September 30, 2023, the Company had $2.7 million of federal net operating loss carryforward and $0.4 million of state net operating loss carryforward.
The effective income tax rate was 26.51% for the nine months ended September 30, 2024 and 24.97% for the nine months ended September 30, 2023.

Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available for sale as of September 30, 2024 and December 31, 2023.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Investment securities available for sale:
Asset-backed securities	$5,327	$7,933
Mortgage-backed securities:
U.S. Government-sponsored enterprises	7,478	3,236
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	16,287	17,098
Corporate bonds	8,892	11,308
Total investment securities available for sale	$37,984	$39,575
The net unrealized loss on the investment securities AFS at September 30, 2024, was $3.1 million compared with a net unrealized loss on investment securities AFS of $4.0 million at December 31, 2023. The change in unrealized loss on investment securities AFS from December 31, 2023 to September 30, 2024 was primarily due to the change in the interest rate environment.
The following table presents the amortized cost of the Company's investment securities portfolio classified as held to maturity as of September 30, 2024 and December 31, 2023.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$—	$1
Corporate bonds	2,500	2,500
Total investment securities held to maturity	$2,500	$2,501
There was a $13 thousand ACL on the corporate bonds HTM as of September 30, 2024 and a $17 thousand ACL on the corporate bonds HTM as of December 31, 2023. The net unrealized loss on the investment securities HTM at September 30, 2024, was $179 thousand compared with a net unrealized loss on investment securities HTM of $238 thousand at December 31, 2023.
No investment securities were pledged as of September 30, 2024 or December 31, 2023, and there were no sales of investment securities during the three or nine months ended September 30, 2024 or three or nine months ended September 30, 2023.

The investment securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of September 30, 2024 and December 31, 2023. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	September 30, 2024
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$2,051	5.31%	$3,327	6.34%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	4,461	4.63	3,394	1.25
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	19,039	1.80
Corporate bonds	—	—	8,832	5.96	—	—	—	—
Total investment securities available for sale	$—	—%	$8,832	5.96%	$6,512	4.84%	$25,760	2.31%

	December 31, 2023
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$8,041	6.25%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	3,842	1.58
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	20,382	1.82
Corporate bonds	—	—	11,332	6.23	—	—	—	—
Total investment securities available for sale	$—	—%	$11,332	6.23%	$—	—%	$32,265	2.90%
The investment securities held to maturity presented in the following tables are reported at amortized cost and by contractual maturity as of September 30, 2024 and December 31, 2023. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities receive monthly principal payments, which are not reflected below.

	September 30, 2024
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
Loan Portfolio Composition
The Company offers a variety of products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of government guaranteed, commercial real estate, commercial business, residential mortgage, and consumer loans. Senior management and loan officers have continued to develop new sources of loan referrals, particularly among centers of local influence and real estate professionals, and have also enjoyed repeat business from loyal customers in the markets the Bank serves. The Bank has no concentration of credit in any industry that represents 10% or more of its loan portfolio. Additionally, the loan portfolio is well-diversified across major loan types with a low concentration of non owner-occupied commercial real estate loans which makes up 6% of the total portfolio. The following table sets forth the composition of its loan portfolio, including LHFS as of the dates indicated.

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Government guaranteed loans, held for sale	$595		$—
Loans HFI:
Government guaranteed loans HFI, at fair value	$86,441		$91,508
Loans HFI, at amortized cost:
Residential real estate	321,740	34.1%	264,126	32.5%
Commercial real estate	292,026	31.0	293,595	36.2
Construction and land	33,784	3.6	26,272	3.2
Commercial and industrial	200,212	21.3	177,566	21.9
Commercial and industrial – PPP	1,656	0.2	3,202	0.4
Consumer and other	92,546	9.8	47,287	5.8
Loans HFI, at amortized cost, gross	941,964	100.0%	812,048	100.0%
Discount on government guaranteed loans sold	(7,880)		(7,040)
Premium on loans purchased, net	3,860		4,503
Deferred loan costs, net	18,060		14,707
Allowance for credit losses	(14,186)		(13,497)
Loans HFI, at amortized cost, net	941,818		810,721
Total loans HFI, net	$1,028,259		$902,229
During the nine months ended September 30, 2024, the Bank originated approximately $218.8 million in loans through conventional lending channels and $323.6 million in loans through its government guaranteed lending function. In addition, the Bank sold guaranteed loan balances of $290.8 million.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at September 30, 2024. Loan balances in this table include loans HFI at fair value, loans HFI at amortized cost, discount on retained balances of loans sold, premium and discount on loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$2,046	$823	$14,919	$304,534	$322,322
Commercial	6,393	988	53,154	253,979	314,514
Construction and land	8,783	2,208	7,278	15,516	33,785
Commercial and industrial	8,456	39,908	215,129	11,345	274,838
Commercial and industrial - PPP	1,523	133	—	—	1,656
Consumer and other	2,781	25,695	24,776	42,078	95,330
Total loans HFI	$29,982	$69,755	$315,256	$627,452	$1,042,445
The following table shows the loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at September 30, 2024.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$74,081	$246,195
Commercial	4,378	303,743
Construction and land	—	25,002
Commercial and industrial	14,228	252,154
Commercial and industrial - PPP	133	—
Consumer and other	80,092	12,457
Total loans HFI	$172,912	$839,551
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
Nonperforming Assets. At September 30, 2024, the Company had $12.5 million in nonperforming assets, excluding government guaranteed loan balances, and the ACL represented 1.48% of total loans HFI at amortized cost. At September 30, 2023, the Company had $8.4 million in nonperforming assets, excluding government guaranteed loan balances, and their ACL represented 1.68% of total loans HFI at amortized cost. Total loans HFI at September 30, 2024 and September 30, 2023 included government guaranteed loans and loans measured at fair value, which had no reserves allocated to them. ACL as a percentage of loans HFI at amortized cost, not including government guaranteed loan balances, was 1.70% at September 30, 2024, compared to 2.03% at September 30, 2023.
The following table sets forth certain information on nonaccrual loans, loans 90 days or more past due, and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	September 30, 2024	September 30, 2023	December 31, 2023
Nonperforming loans (government guaranteed balances), at amortized cost, gross	$4,497	$1,521	$1,424
Nonperforming loans (unguaranteed balances), at amortized cost, gross	10,992	7,997	8,264
Total nonperforming loans, at amortized cost, gross	15,489	9,518	9,688
Nonperforming loans (government guaranteed balances), at fair value	24	96	—
Nonperforming loans (unguaranteed balances), at fair value	1,535	363	648
Total nonperforming loans, at fair value	1,559	459	648
Repossessed assets	94	—	—
Total nonperforming assets, gross	$17,142	$9,977	$10,336
Nonperforming loans as a percentage of total loans HFI(1)	1.62%	1.20%	1.18%
Nonperforming loans (excluding government guaranteed balances) to total loans HFI(1)	1.15%	1.01%	1.00%
Nonperforming assets as a percentage of total assets	1.38%	0.88%	0.92%
Nonperforming assets (excluding government guaranteed balances) to total assets	0.88%	0.71%	0.74%
ACL to nonperforming loans(1)	91.59%	128.60%	139.32%
ACL to nonperforming loans (excluding government guaranteed balances)(1)	129.06%	152.29%	163.32%
(1) Excludes loans measured at fair value

The following table sets forth information with respect to activity in the ACL for loans for the periods shown:

(Dollars in thousands)	At and for the Three Months Ended September 30,		At and for the Nine Months Ended September 30,
	2024	2023	2024	2023
Allowance at beginning of period	$13,843	$12,598	$13,497	$9,046
Impact of adopting ASC 326	—	—	—	3,107
Charge-offs:
Residential real estate	(20)	—	(20)	—
Commercial real estate	—	(108)	(60)	(108)
Commercial and industrial	(2,375)	(1,542)	(7,898)	(4,660)
Consumer and other	(550)	(875)	(2,299)	(2,214)
Total charge-offs	(2,945)	(2,525)	(10,277)	(6,982)
Recoveries:
Commercial real estate	2	75	6	77
Commercial and industrial	111	114	352	303
Consumer and other	75	93	249	219
Total recoveries	188	290	607	607
Net charge-offs	(2,757)	(2,235)	(9,670)	(6,375)
Provision for credit losses on loans	3,100	3,002	10,359	7,587
Allowance at end of period	$14,186	$13,365	$14,186	$13,365
Net charge-offs to average loans HFI at amortized cost	1.16%	1.13%	1.43%	1.11%
Allowance as a percent of total loans HFI at amortized cost	1.48%	1.68%	1.48%	1.68%
Allowance as a percent of loans HFI at amortized cost, not including government guaranteed loans	1.70%	2.03%	1.70%	2.03%
Allowance as a percent of nonperforming loans at amortized cost, gross	91.59%	140.42%	91.59%	140.42%
Total loans HFI	$1,042,445	$878,447	$1,042,445	$878,447
Average loans HFI at amortized cost	$948,528	$789,167	$900,961	$764,038
Nonperforming loans (including government guaranteed balances) at amortized cost, gross	$15,489	$9,518	$15,489	$9,518
Nonperforming loans (excluding government guaranteed balances) at amortized cost, gross	$10,992	$7,997	$10,992	$7,997
Guaranteed balance of government guaranteed loans	$157,001	$191,306	$157,001	$191,306

The following table details net charge-offs to average loans outstanding by loan category for the three months ended September 30, 2024 and September 30, 2023.

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$(20)	$301,296	(0.03)%	$8	$228,539	0.01%
Commercial real estate	2	350,518	—	(33)	306,299	(0.04)
Commercial and industrial	(2,264)	202,850	(4.46)	(1,428)	199,677	(2.86)
Commercial and industrial - PPP	—	1,917	—	—	15,418	—
Consumer and other	(475)	91,954	(2.07)	(782)	39,234	(7.97)
Total loans HFI at amortized cost	$(2,757)	$948,535	(1.16)%	$(2,235)	$789,167	(1.13)%
The following table details net charge-offs to average loans outstanding by loan category for the nine months ended September 30, 2024 and September 30, 2023.

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$(20)	$282,908	(0.01)%	$8	$209,934	0.01%
Commercial real estate	(54)	340,933	(0.02)	(31)	282,470	(0.01)
Commercial and industrial	(7,546)	200,378	(5.02)	(4,357)	217,253	(2.67)
Commercial and industrial - PPP	—	2,602	—	—	17,337	—
Consumer and other	(2,050)	74,183	(3.68)	(1,995)	37,044	(7.18)
Total loans HFI, at amortized cost	$(9,670)	$901,004	(1.43)%	$(6,375)	$764,038	(1.11)%
SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding the SBA and other government guaranteed lending activity, excluding PPP loans.

(Dollars in thousands)	At and for the Nine Months Ended September 30,
Government Guaranteed, Excluding PPP	2024	2023
Number of loans originated	1,965	1,968
Amount of loans originated	$323,591	$402,528
Average loan size originated	$165	$205
Government guaranteed loan balances sold	$290,820	$316,333
Government unguaranteed loan balances sold	$—	$10,937
Total government guaranteed loan balances:
Guaranteed portion of government guaranteed loan balances	$155,345	$176,062
Unguaranteed portion of government guaranteed loan balances	$239,810	$197,657
Total government guaranteed loans	$395,155	$373,719
Government guaranteed loans serviced for others	$1,009,797	$825,723

The Bank makes government guaranteed loans throughout the United States. The following table sets forth, at the dates indicated, information regarding the geographic disbursement of its government guaranteed loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	September 30,
	2024		2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Florida	$121,223	31%	$131,928	35%
California	47,653	12	45,121	12
Tennessee	28,622	7	28,395	8
Texas	31,253	8	23,710	6
All Other	166,404	42	144,565	39
Total government guaranteed loans, excluding PPP loans	$395,155	100%	$373,719	100%
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
Brokered deposits. At times, the Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering outside the market of the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 15% of total assets. The Company's ability to accept or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well capitalized." At September 30, 2024 and December 31, 2023, the Company had $76.9 million and $30.0 million, respectively, of brokered deposits.
The amount of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	September 30, 2024		December 31, 2023
Noninterest-bearing deposits	$95,995	8.6%	$93,708	9.5%
Interest-bearing transaction accounts	247,923	22.3	259,422	26.3
Money market accounts	438,193	39.4	355,946	36.2
Savings	17,104	1.5	17,054	1.7
Subtotal	799,215	71.8	726,130	73.7
Total time deposits	312,981	28.2	259,008	26.3
Total deposits	$1,112,196	100.0%	$985,138	100.0%

At September 30, 2024, the Company held approximately $241.5 million of deposits that exceeded the FDIC insurance limit which was 22% of total deposits.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250 thousand as of September 30, 2024.

(Dollars in thousands)
Three months or less	$35,555
Over three months through six months	8,081
Over six months through 12 months	78,985
Over 12 months	52,393
Total time deposits over $250	$175,014
Deposits increased $127.1 million or 12.90% during the nine months ended September 30, 2024, with growth in all categories of deposits.
Other Borrowings
At September 30, 2024, the Company had $10.0 million of borrowings at 5.07% from the FHLB and no borrowings from the FRB. There was $10.0 million of borrowings at 5.57% from the FHLB and no borrowings from the FRB at December 31, 2023.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the bank were to obtain would be secured by a blanket lien on $331.9 million of real estate-related loans as of September 30, 2024. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to $170.7 million from the FHLB at September 30, 2024.
In addition, the Bank has a line of credit with the Federal Reserve Bank of Atlanta which was secured by $60.8 million of commercial loans as of September 30, 2024. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Company was eligible to borrow up to $43.0 million from the FRB at September 30, 2024.
The Company has $6.0 million of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years which is June 30, 2026. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term after June 30, 2026. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $6.0 million and $5.9 million at September 30, 2024 and December 31, 2023, respectively.
The Company has a term note with quarterly principal and interest payments with interest at Prime (8.50% at September 30, 2024). The note matures on March 10, 2029 and the balance of the note was $2.0 million and $2.4 million at September 30, 2024 and December 31, 2023, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. As of September 30, 2024, the Company was in compliance with all financial debt covenants.
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity was $102.3 million at September 30, 2024 as compared to $100.7 million at December 31, 2023. The increase was primarily due to net income of $2.8 million and a decrease in other comprehensive loss of $0.7 million, partially offset by common stock dividends of $1.0 million and preferred stock dividends of $1.2 million.
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
The Bank is subject to regulatory capital requirements imposed by various regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by banking regulators that, if undertaken, could have a direct material effect on BayFirst’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.
At September 30, 2024 and December 31, 2023, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.
As of the dates indicated, the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages were as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of September 30, 2024
Total Capital (to risk-weighted assets)	$115,123	11.39%	$80,848	8.00%	$101,059	10.00%
Tier 1 Capital (to risk-weighted assets)	102,479	10.14	60,636	6.00	80,848	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	102,479	10.14	45,477	4.50	65,689	6.50
Tier 1 Capital (to total assets)	102,479	8.41	48,768	4.00	60,960	5.00
As of December 31, 2023
Total Capital (to risk-weighted assets)	114,256	13.03	70,169	8.00	87,711	10.00
Tier 1 Capital (to risk-weighted assets)	103,274	11.77	52,627	6.00	70,169	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	103,274	11.77	39,470	4.50	57,012	6.50
Tier 1 Capital (to total assets)	103,274	9.38	44,024	4.00	55,030	5.00
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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, was as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Unfunded loan commitments	$79,412	$7,392
Unused lines of credit	200,109	178,440
Standby letters of credit	211	186
Total	$279,732	$186,018
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
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At September 30, 2024 and December 31, 2023, ACL for off-balance sheet loan commitments totaled $664 thousand and $839 thousand, respectively.
Contractual Obligations
In the ordinary course of its operations, the Company enters into certain contractual obligations. Total contractual obligations at September 30, 2024 were $333.3 million, an increase from $280.7 million at December 31, 2023. The increase was primarily due to an increase in time deposits of $54.0 million.
The following tables present our contractual obligations as of September 30, 2024 and December 31, 2023.

	Contractual Obligations as of September 30, 2024
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$833	$1,517	$—	$—	$2,350
Short-term borrowings	10,000	—	—	—	10,000
Long-term borrowings	456	912	680	—	2,048
Subordinated notes	—	—	—	5,954	5,954
Time deposits	241,397	69,388	2,196	—	312,981
Total	$252,686	$71,817	$2,876	$5,954	$333,333

	Contractual Obligations as of December 31, 2023
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,105	$1,861	$413	$—	$3,379
Short-term borrowings	10,000	—	—	—	10,000
Long-term borrowings	456	912	912	109	2,389
Subordinated notes	—	—	—	5,949	5,949
Time deposits	173,887	84,552	569	—	259,008
Total	$185,448	$87,325	$1,894	$6,058	$280,725
Liquidity
Liquidity management is the process by which the Bank manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the operations, and capital expenditures. The Bank generally maintains a minimum liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. The on-balance sheet liquidity ratio at September 30, 2024 was 8.62%, as compared to 9.33% at December 31, 2023.

For the first nine months of 2024, the Bank paid dividends of $2.80 million to BayFirst in order to meet liquidity needs to make interest payments on its debt obligations, dividends on shares of its preferred stock and common stock, and payment of operating expenses. As of September 30, 2024, BayFirst Financial Corp. held $489 thousand in cash and cash equivalents.
The Company expects that all the liquidity needs, including the contractual commitments can be met by currently available liquid assets and cash flows. In the event any unforeseen demand or commitments were to occur, the Company could access the borrowing capacity with the FHLB or FRB, or lines of credit with other financial institutions. The Company does not rely on investment securities as the main source of liquidity and does not foresee the need to sell investment securities for cash flow purposes. In addition, the Company has the ability to obtain wholesale deposits as another source of liquidity. The Company expects that the currently available liquid assets and the ability to borrow from the FHLB, FRB, and other financial institutions would be sufficient to satisfy the liquidity needs without any material adverse effect on the Company’s liquidity.
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
The objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while adjusting the asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk. A sudden or substantial change in interest rates may impact its earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same rate, to the same extent, or on the same basis.
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
The estimated impact on the net interest income as of September 30, 2024 and December 31, 2023, assuming immediate parallel moves in interest rates, is presented in the table below.

	September 30, 2024		December 31, 2023
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	10.0%	8.9%	14.7%	12.8%
+300 basis points	9.8	9.7	12.7	12.1
+200 basis points	6.0	6.1	7.6	7.4
+100 basis points	1.9	2.4	2.5	2.6
-100 basis points	(3.9)	(4.3)	(4.5)	(4.5)
-200 basis points	(8.1)	(9.0)	(9.1)	(9.1)
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
The table below presents the change in the economic value of equity as of September 30, 2024 and December 31, 2023, assuming immediate parallel shifts in interest rates.

Change in rates	September 30, 2024	December 31, 2023
+400 basis points	(6.6)%	(6.3)%
+300 basis points	(3.1)	(4.1)
+200 basis points	(2.2)	(3.3)
+100 basis points	(1.9)	(2.7)
-100 basis points	(1.1)	0.2
-200 basis points	(2.7)	(0.3)
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2024, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2024, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the

Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 2024, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYFIRST FINANCIAL CORP.

Date:	November 13, 2024

By:	/s/ Thomas G. Zernick
Thomas G. Zernick
Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2024

By:	/s/ Scott J. McKim
Scott J. McKim
Chief Financial Officer (Principal Financial Officer)