Form 10-K
period 2024-12-31
BayFirst Financial Corp.
filed 2025-03-25
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act:
None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the $11.62 per share selling price of the common stock on June 30, 2024 was $40,874,500

The registrant had outstanding 4,147,334 shares of common stock as of March 14, 2025.

BayFirst Financial Corp.

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Annual Report on Form 10-K or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

ACL: Allowance for Credit Losses	FFIEC: Federal Financial Institutions Examination Council
AFS: Available for Sale	FHLB: Federal Home Loan Bank
AIO: Architecture, Infrastructure, and Operations	FNBB: First National Bankers Bank
ALCO: Asset-Liability Committee	FOMC: Federal Open Market Committee
AOCI: Accumulated Other Comprehensive Income	FRB: Federal Reserve Bank
ASC: FASB Accounting Standards Codification	FVO: Fair Value Option
ASU: FASB Accounting Standards Update	GAAP: Generally Accepted Accounting Principles
BHCA: Bank Holding Company Act of 1956, as amended	HFI: Held for Investment
BOLI: Bank Owned Life Insurance	HTM: Held to Maturity
BSA: Bank Secrecy Act of 1970	IRA: Individual Retirement Account
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	ISO: Information Security Officer
CBLR: Community Bank Leverage Ratio	IT: Information Technology
CDARS: Certificate of Deposit Account Registry Services	JOBS Act: Jumpstart Our Business Startups Act of 2012
CECL: Current Expected Credit Losses	LGD: Loss Given Default
CEO: Chief Executive Officer	LHFS: Loans Held for Sale
CET1: Common Equity Tier 1 Capital	MMDA: Money Market Deposit Account
CFPB: Consumer Financial Protection Bureau	NOW: Negotiable Order of Withdrawal
C&I: Commercial and Industrial	NSPP: Non-Qualified Stock Purchase Plan
CRO: Chief Risk Officer	OCC: Office of the Comptroller of the Currency
CTO: Chief Technology Officer	OREO: Other Real Estate Owned
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OTTI: Other-Than-Temporary Impairment
DRIP: Dividend Reinvestment Plan	PCAOB: Public Company Accounting Oversight Board
EGC: Emerging Growth Company	PD: Probability of Default
EPS: Earnings per Share	PPP: Paycheck Protection Program
Equity Plan: The Amended and Restated 2017 Equity Incentive Plan	ROU: Right of Use
ESG: Environmental, Social, and Governance	SBA: Small Business Administration
ESOP: Employee Stock Ownership Plan	SEC: U.S. Securities and Exchange Commission
Exchange Act: Securities Exchange Act of 1934	SOFR: Secured Overnight Financing Rate
FASB: Financial Accounting Standards Board	U.S.: United States
FBCA: Florida Business Corporation Act	USDA: United States Department of Agriculture
FDIA: Federal Deposit Insurance Act	USDA B&I: United States Department of Agriculture Business and Industry
FDIC: Federal Deposit Insurance Corporation	WARM: Weighted Average Remaining Life

Part I
Item 1. Business
BayFirst Financial Corp.
BayFirst Financial Corp. is a bank holding company that operates through its wholly owned subsidiary, BayFirst National Bank (the “Bank”), together referred to as “the Company” or “BayFirst”. BayFirst commenced its bank holding company operations on September 1, 2000, by acquiring all shares of the Bank. BayFirst’s primary source of income is from the Bank, which serves a broad spectrum of consumers and small businesses in the Tampa Bay/Sarasota region and is supported by a national government guaranteed lending business. BayFirst utilizes this national business line to provide financial support for the delivery and expansion of traditional banking services, and to serve as a specialized lead product to introduce the Bank to new customers in the Tampa Bay/Sarasota region. BayFirst strives to be a progressive institution in its products and services, technology, design, and social responsibility. As of December 31, 2024, BayFirst had consolidated total assets of $1.29 billion, total loans held for investment of $1.07 billion, total deposits of $1.14 billion, and total shareholders’ equity of $110.9 million. BayFirst’s corporate office is located at the BayFirst Executive Center, 700 Central Avenue, St. Petersburg, Florida 33701.
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
The Bank offers its products and services through its Community Banking Division and its government guaranteed lending division. The Bank is a government guaranteed lender with specific expertise in originating SBA 7(a) loans and USDA loans throughout the nation.
The Bank also has an advanced technology platform for our SBA 7(a) Small Loan Program that enables the Bank to utilize and support technology-enabled banking products and services as well as various financial technology applications.
Community Banking
The Bank has structured its community banking services and charges for such services in a manner designed to attract consumers, small and medium sized businesses, and professionals located primarily in Pinellas, Hillsborough, Sarasota, Manatee, and Pasco Counties. The Bank focuses on customers that are seeking the flexibility and personalized relationships that a community bank can provide. The Bank offers specialized business and personal checking accounts, internet banking and online bill payment, lock box services, remote capture and deposit, cash management, wire transfers, safety deposit boxes, courier services, retail investment services, and ACH originations, among other services.
The Bank also offers customary community bank deposit products, including interest-bearing and noninterest-bearing checking accounts, MMDAs, savings accounts, certificates of deposit and IRAs. The consumer product offering also includes unique programs, including, among others: 1) the Essential checking that assists customers in rebuilding their access to the banking system, 2) the TrendSetters Club which offers special benefits for those customers age 50+ years, and 3) the Cash Kids’ Club savings account that offers those age 12 and under special rates while teaching children basic financial skills through interactive and mobile application tools. The Bank’s business deposit products and related services include free checking accounts, interest-bearing checking accounts, savings accounts, MMDA, and access to business mobile and online banking, treasury management, cash management, merchant processing services, lock box services, remote deposit capture, and night depository.
A wide range of loans are also offered, including commercial, consumer, and real estate loans. The commercial lending efforts are directed principally toward businesses and professionals who otherwise do business with us, and include commercial real estate mortgages, construction and development loans, working capital loans, and business expansion loans. The Bank has a healthcare banking solution with flexible lending options and other financial solutions designed specifically for healthcare businesses to help healthcare practitioners and their employees thrive. In addition, the Bank has a minority lending program for women or minority business owners looking to take their business to the next level. BayFirst focuses its government guaranteed and commercial lending divisions on providing the customer quick turnaround, competitive rates, and an easy application process. The Bank offers personal lines of credit, auto, boat, and recreational vehicle loans, residential mortgages, and home equity lines of credit. The Bank has been particularly successful in penetrating the small business community. The Bank participates in interbank credit arrangements to permit the Bank to take part in corporate or other business entity loans for amounts which are greater than its lending limits.
As of December 31, 2024, the Community Banking Division operated from twelve banking centers in the Tampa Bay area: five in Pinellas County, two in Hillsborough County, one in Manatee County, and four in Sarasota County.
Government Guaranteed Lending
The Bank originates government guaranteed loans on a nationwide basis, with a particular emphasis on SBA 7(a) loans. Government guaranteed loans are designed to assist small businesses in obtaining financing. The Bank’s loan origination efforts are targeted to a broad range of industries and geographies, with a focus on building relationships with borrowers. This diversification is intended to mitigate the Bank’s credit risk. Deposit products are also marketed to borrowers, particularly those borrowers in the Bank's primary market area.
The Bank originates loans through two distinct channels. One is its team of government guaranteed lenders, known as the Government Guaranteed Lending Team. The other is for smaller loans that are processed through financial technology platforms, collectively known and branded as FlashCap. The Bank’s Government Guaranteed Lending Team makes government guaranteed loans throughout the U.S., with a particular emphasis on business acquisition financing. Currently, the Government Guaranteed Lending Team is concentrated in the Tampa Bay/Sarasota area with an expanding national sales team. FlashCap employs an internal sales team and uses referral partners and financial technology companies to originate government guaranteed loans nationwide. Underwriting, quality control, and technology are centralized and scalable for potential increases in loan volume. During the second quarter of 2022, the Company launched our Bolt loan program, an SBA 7(a) loan product designed to expeditiously provide working capital loans of $150 thousand or less to businesses throughout the country. The Bank has originated 5,726 Bolt loans totaling $741.5 million through December 31, 2024. The Bank also originates USDA B&I loans for businesses located in qualifying areas.
The Bank has an advanced technology platform for our SBA 7(a) Small Loan Program that enables the Bank to utilize and support technology-enabled banking products and services as well as various financial technology applications.
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
The revenue generated from the Bank’s government guaranteed loan originations is primarily derived from three sources: interest income, loan servicing, and premiums from the sale of loans. The Bank may elect to hold the government guaranteed portion of a loan on its balance sheet to increase interest income. Alternatively, the Bank may sell that portion to realize a premium on the sale.
In addition, the Bank may also sell a portion of the unguaranteed balance of certain government guaranteed loans, depending on a loan’s terms, the offer price, its liquidity and capital positions, and the perceived credit risk.
Residential Mortgage Division
In the third quarter of 2022, management decided to discontinue its nationwide residential lending business. Prior to those decisions, the Residential Mortgage Division operated from the banking centers in the Tampa Bay/Sarasota area and loan production offices nationwide. As a result of the discontinuance, the nationwide residential line of business was reclassified as a discontinued operation and reported in the financial statements as such. The Bank continues to offer fixed and variable rate home mortgages for the purchase and refinance of residential properties through the community banking centers.
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
The Bank originates loans through the SBA 7(a) program, and, to a lesser extent, through the USDA’s B&I program. Occasionally, the Bank originates loans through the SBA’s 504 loan program, International Trade Loan program, and Express Loan program. The Bank originates two distinct types of government guaranteed loans: complex loans and non-complex loans. The non-complex loans are originated pursuant to the SBA 7(a) Small Loan Program up to $350,000 and are underwritten through a streamlined underwriting and packaging process. Although the SBA 7(a) Small Loan Program permits broader underwriting and loan purpose parameters, non-complex loans are limited to those underwritten via historical cash flow and exclude start-up and business acquisition financing. Within the FlashCap program, we offer our Bolt loans up to $150,000 for working capital purposes. Bolt loans are guaranteed up to 85% by the SBA and are primarily underwritten based upon predictive scores and character analysis of the business and its principals. All government guaranteed loans regardless of size which require projection-based underwriting or have other complex characteristics, such as business acquisition financing, are underwritten subject to SBA or USDA B&I guidelines and contain a thorough underwriting analysis based on the credit quality of any guarantor as well as the historical and projected debt service coverage.
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

The Audit and Risk Management Committees of the Board of Directors are responsible for overseeing risks associated with financial matters (particularly financial reporting, accounting practices and policies, disclosure controls and procedures, and internal control over financial reporting) as well as other enterprise risks. The Compensation Committee of the Board of Directors has primary responsibility for risks and exposures associated with the compensation policies, plans, and practices regarding executive compensation, Board compensation, and the compensation structure generally. The Compensation Committee, in conjunction with the Chief Executive Officer and other members of the management team, as appropriate, reviews the incentive compensation arrangements to ensure these programs are consistent with applicable laws and regulations, including safety and soundness requirements, and do not encourage imprudent or excessive risk-taking by the employees. The Nominating Committee of the Board of Directors oversees risks associated with the independence of the Board of Directors and potential conflicts of interest.
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
Federal banking agencies pay close attention to the cybersecurity practices of banks. Such agencies review an institution’s information technology program and its ability to prevent cyberattacks. The FFIEC’s Architecture, Infrastructure, and Operations (AIO) Booklet, calls for a layered security approach that incorporates administrative, procedural, and physical controls to include employee, vendor, and client awareness training. The Bank’s cybersecurity and information security practices incorporate preventative, detective, corrective, compensatory, and deterrent .controls. Failing to have adequate cybersecurity safeguards in place, in accordance with AIO and other applicable regulations and laws, can result in supervisory criticism, monetary penalties and reputational harm.

The Federal Reserve, OCC, and FDIC adopted regulations for computer-security incident notification requirements for banking organizations and their bank service providers. Among other things, this regulation requires a bank to notify its primary federal regulator within 36 hours after identifying a "computer-security incident" that the bank believes in good faith could: (i) materially disrupt or degrade its business or operations in a manner that would threaten the viability of its operations and result in clients being unable to access their deposit and other accounts; (ii) result in a material loss of revenue, earnings or franchise value; or (iii) pose a threat to the financial stability of the United States.
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
Human Capital
Since opening in 1999, BayFirst has grown significantly without losing sight of its commitment to make an impact in the communities served and be Here for What’s Next® in the lives of the Company’s customers, communities, employees, and investors. As of December 31, 2024, BayFirst had 299 employees (298 full-time and 1 part-time) and recognizes that they are its greatest asset. Providing a work environment that is inclusive, transparent, and comfortable for all is foundational to the Bank’s core beliefs. The Company is an organization that values open communication and collaboration in a professional and challenging, yet informal atmosphere.
Total Rewards
The Bank’s competitive compensation and benefits package helps attract and retain top talent throughout the U.S. and demonstrates its belief that engaged and satisfied employees directly correlate to engaged and satisfied customers, generating long-term value for the Company’s stakeholders.
The Bank’s goal is to provide the most competitive compensation and benefit plans possible. BayFirst maintains a living minimum wage of $20 per hour. The Bank has a generous 401(k) plan, plus a discretionary profit-sharing contribution to its Employee Stock Ownership Plan. Most employees are shareholders through their participation in the ESOP. Additionally, employees have the opportunity to grow their ownership through a discounted non-qualified Employee Stock Purchase Plan.
BayFirst offers a wide range of health and welfare plans designed to fit its diverse population. The Bank provides 100% employer-paid premiums for medical, dental, vision, disability, and life insurance for the employee. The Bank offers an employee wellness program designed to support the whole employee which encompasses physical, mental, social, and financial wellness.
BayFirst provides both paid maternity and paternity leave through the parental leave program. In addition, the Banks’ no-cost, salary continuation policy is administered in-house and provides up to 12 weeks of medical disability leave at 100% pay. The Bank recognizes the burdensome expense of dependent care and provides a company match to employees’ dependent care FSA accounts. The Bank provides paid volunteer time off to encourage all employees to give back to their community, while building engagement and pride in the organization.
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

Corporate Social Responsibility
The Bank’s cultural foundation of being current and comfortable for all drives inclusion throughout the entire organization. This inclusive culture enhances its workforce, expands the markets and fosters a culture of belonging for its employees, customers and communities in which the Bank serves.
As of December 31, 2024,the Bank’s employee base was comprised of individuals from all walks of life, genders, ethnicities, races, ages and differing economic and social backgrounds. Females represented 59% of the Company’s employee base while minorities represented 32% of its population. The officer base was 50% female and 19% minority.
BayFirst has an active employee council with the purpose of ensuring BayFirst reflects the values, respects the viewpoints, and acknowledges the differences of not only the community members it serves, but also the people it employs. Through its focus on these three core components, the council seeks to build an environment where everyone belongs, everyone is heard, everyone is aware of what’s next, and everyone is given the opportunity to succeed. The council actively advocates for the ongoing implementation and evaluation of internal and external programs, initiatives, and procedures to ensure the bank remains forward-thinking and aligned with the ever-evolving societal landscape. Through its focus on cultural responsibility, the council works to fulfill its obligation to be the voice for all associated with BayFirst.
Employee Engagement
The Bank believes employee engagement is what sets the Bank apart from the competition. The Bank endeavors to recruit and retain some of the best and brightest talent across the United States. When highly talented, skilled and driven individuals join the organization, they bring with them some of the best ideas, strategies, procedures and thoughts.
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
The BHCA and the Change in Bank Control Act, together with regulations promulgated by the Federal Reserve, require that, depending on the particular circumstances, either the Federal Reserve’s approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company, not a bank holding company, acquiring control of a bank holding company, subject to certain exemptions. Control is conclusively presumed to exist when an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities.
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
A bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities controlled by such persons, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve. Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated individuals. The amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.
Anti-tying Restrictions
Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.
Capital Adequacy Requirements
Banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. Until a bank holding company reaches $3 billion in assets, the risk-based capital and leverage guidelines issued by the Federal Reserve are applied to bank holding companies on a nonconsolidated basis, unless the bank holding company is engaged in nonbank activities involving significant leverage, or it has a significant amount of outstanding debt held by the general public. Instead, a bank holding company with less than $3 billion generally applies the risk-based capital and leverage capital guidelines on a bank only basis and must only meet a debt-to-equity ratio at the holding company level. The Federal Reserve risk-based capital guidelines apply directly to banks, regardless of whether they are subsidiaries of a bank holding company. Both agencies’ requirements, which are substantially similar, establish minimum capital ratios in relation to assets, both on an aggregate basis as adjusted for credit risks and off-balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, risk weights from 0% to 250% are applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Capital is then classified into three categories, Common Equity Tier 1, Additional Tier 1, and Tier 2. CET1 Capital is the sum of common stock instruments and related surplus net of treasury stock, retained earnings, AOCI and qualifying minority interests, less applicable regulatory adjustments and deductions that include AOCI (if an irrevocable option to neutralize AOCI is exercised). Mortgage-servicing assets, deferred tax assets, and investments in financial institutions are limited to an aggregate of 15% of CET1 and 10% of CET1 individually. Additional Tier 1 Capital includes noncumulative perpetual preferred stock, and Tier 1 minority interests, less applicable regulatory adjustments and deductions. Tier 2 Capital includes subordinated debt and preferred stock not included in Additional Tier 1 Capital, total capital minority interests not included in Tier 1, and ACL not exceeding 1.25% percent of risk-weighted assets, less applicable regulatory adjustments and deductions.
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
Branching
Subject to OCC approval, national and state banks can establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.
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
Fiscal and Monetary Policies
The business and earnings of a bank may be significantly affected by the fiscal and monetary policies of the federal government and its agencies. Banks are particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are: (i) conducting open market operations in United States government securities; (ii) changing the discount rates of borrowings of depository institutions; (iii) imposing or changing reserve requirements against depository institutions’ deposits; and (iv) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve have a material effect on the earnings of banks.
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
At December 31, 2024, our one-year interest rate sensitivity position was asset sensitive, such that a gradual increase in interest rates during the next twelve months would have a positive impact on our net interest income. Our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and changes in the relationships between long-term and short-term market interest rates. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining; or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising. In addition, the mix of assets and liabilities could change as varying levels of market interest rates might present our customer base with more attractive options.
Loss of deposits or a change in deposit mix could increase our funding costs and adversely affect our performance.
Deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits and as a result, the Company could lose deposits in the future, clients may shift their deposits into higher cost products, or the Company may need to raise interest rates to avoid deposit attrition. Funding costs may also increase if deposits lost are replaced with wholesale funding. Higher funding costs reduce our net interest margin, net interest income, and net income. The environment for maintaining and growing deposits has become more challenging. Should we experience a decrease in deposits, we may need to rely on higher cost wholesale funding, which would adversely affect our financial performance and net income.
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
Our strategy historically has been, and may continue to be, to sell both the guaranteed balances of SBA and other government guaranteed loans, as well as a percentage of the unguaranteed portions of such loans, within legally allowable limits. A material portion of our net income and profitability depended, and may continue to depend, on gains on sales of the guaranteed portions of the government guaranteed loans that we originate. We also from time to time pursue the sales of unguaranteed portions of such loans, which provide us with additional liquidity and capital capacity to permit us to make additional loans. Our ability to sell both the guaranteed and unguaranteed portions of these loans is dependent upon our ability to identify purchasers with the demand and capacity to buy them, the attractiveness of the loans, our underwriting quality, and other factors. Our ability to continue to make new loans and hold them in our loan portfolio will be limited by our current capital and liquidity positions. To the extent we retain the unguaranteed portion of these loans in our portfolio, we may be required to make significant provisions to our ACL.
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
We have pledged 100% of the outstanding shares of the Bank’s capital stock to secure a term loan with another financial institution with a balance of $1.9 million as of December 31, 2024. If we do not have cash available at BayFirst or we are unable to fund dividends from the Bank to BayFirst, we may not be able to make principal or interest payments due on the loan. If we cannot repay or refinance the loan on or prior to maturity, the lender may foreclose on the pledged stock and take ownership of the Bank. In which case, we may not have any source of revenue and it would be unlikely that we would continue to operate. The loan currently matures on March 10, 2029.
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
The Florida property insurance market is in crisis and the inability of our borrowers to obtain insurance on properties securing our loans may adversely affect the value of the collateral, the performance of our loan portfolio, and our ability to make loans secured by real estate.
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
As of December 31, 2024, BayFirst’s directors and named executive officers as a group owned approximately 14.43% of our outstanding common stock. In addition, the directors and named executive officers have stock options to acquire shares of common stock, which, if fully exercised within sixty days of December 31, 2024, would have resulted in them owning approximately 18.62% of our outstanding common stock. Our directors and executive officers are expected to exert a significant influence on the election of Board members and on the direction of the Company. This influence could negatively affect the price of our shares or be inconsistent with other shareholders’ desires.
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
BayFirst has outstanding debt and either BayFirst or the Bank may incur additional debt. At December 31, 2024, BayFirst had a $1.93 million term loan and $5.96 million in subordinated debt. BayFirst’s obligation to make payments on its debt will reduce the amount of cash available to BayFirst to pay dividends on its common stock. Either or both of BayFirst or the Bank may issue additional debt. Payments due on such debt will further reduce the amount of money available to BayFirst to pay dividends on its common stock.
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
We are an emerging growth company, and expect to remain an emerging growth company through December 31, 2026, as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. These include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an emerging growth company, which could be as long as five full fiscal years following the initial listing of our common stock on Nasdaq. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Cybersecurity risks are constantly evolving and becoming increasingly pervasive across all industries. The Company uses a blend of people, process, and technology controls to manage and mitigate cybersecurity risk. The Company’s Board of Directors delegates oversight of the Bank's processes for identifying, assessing, and mitigating material risks, including cybersecurity risks, to the Board Audit and Risk Management Committee. Senior Leadership, including the CTO and CRO, manage third-party service providers and advisors to maintain and continuously enhance the Bank's Information Security Program. The CTO, CRO, and the Bank's third-party virtual ISO regularly present to the Board Audit and Risk Management Committee on the state of cybersecurity at the Bank, including any business-impacting incidents and emerging industry risks. The virtual ISO has over 30 years of experience in IT, Information Security, Business Continuity, and Technology Risk in the Financial Services sector and maintains several industry-recognized security, audit, privacy and governance certifications.
Key elements of the comprehensive Information Security Program include:
•A mix of administrative and technical tools and controls appropriate to the size and complexity of the Bank to protect the confidentiality, integrity, and availability of critical systems and data, including the privacy of customer data, in compliance with applicable laws, rules, and regulations. Control coverage includes Board approved policies, layers of network security, encryption of data at rest and in transit, vulnerability scans of technology assets, logging and monitoring, identity and access management, secure coding, and email security.
•Risk assessments are conducted to: (a) identify reasonably foreseeable internal and external threats that could result in unauthorized disclosure, misuse, alteration, or destruction of critical Bank systems and data, (b) determine the likelihood and potential impact of the threats, and (c) determine the sufficiency of controls and mitigating factors to reduce the risks identified.
•A detailed Cyber Incident Response Plan which includes engagement of a third-party that specializes in cybersecurity for financial institutions to assist in incident response and recovery and communications with the Board, regulators, law enforcement and Federal and State Government offices, as required. While the Bank has not experienced a business-impacting cyber incident to date, the Cyber Incident Response Plan is tested at least annually and updated as required so that personnel are prepared for an actual incident. In addition, targeted cybersecurity playbooks are maintained to respond to common threats, including malware, ransomware and denial of service attacks.
•Security Awareness training to help employees understand their information protection and cybersecurity responsibilities, including targeted campaigns on phishing and other common social engineering techniques utilized by threat actors.
•A third-party risk management program to classify suppliers according to risk and identify those that require enhanced cyber due diligence.
•Annual independent third-party penetration tests, external vulnerability scans, assessments and audits of the Bank's Information Security Program elements.
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

Item 2. Properties
The following table contains information concerning the current locations of the Bank’s full-service banking centers.

Location	Use	Own or Lease	Year First Operated
700 Central Avenue St. Petersburg, FL 33701	Corporate and Bank Headquarters	Lease	2017
9190 Seminole Boulevard Seminole, FL 33772	Banking Center	Lease	1999
5250 Park Boulevard Pinellas Park, FL 33781	Banking Center	Own	2006
2520 Countryside Boulevard Clearwater, FL 33763	Banking Center	Lease	2018
2033 Main Street, Suite 101 Sarasota, FL 34237	Banking Center	Lease	2018
3015 West Columbus Drive Tampa, FL 33607	Banking Center	Own	2020
401 N. Indian Rocks Road Belleair Bluffs, FL 33770	Banking Center	Own	2021
2102 59th Street West Bradenton, FL 34209	Banking Center	Own	2022
16002 N. Dale Mabry Highway Tampa, FL 33618	Banking Center	Own	2023
5600 Bee Ridge Road Sarasota, FL 34233	Banking Center	Own	2023
1782 Dr. Martin Luther King Way Sarasota, FL 34240	Banking Center	Own	2023
2075 S. Tamiami Trail Sarasota, FL 34239	Banking Center	Own	2024
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
Share Buyback Program. On January 28, 2025, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to $2,000,000 of the Company’s issued and outstanding common stock over a period beginning on January 28, 2025, and continuing until the earlier of the completion of the repurchase, or December 31, 2025, or termination of the program by the Board of Directors.
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
Item 6. {Reserved}
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is an analysis of the results of operations for the year ended December 31, 2024 and December 31, 2023 and financial condition as of December 31, 2024 and December 31, 2023. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.
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

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Selected Financial Data - Unaudited

	As of and for the Three Months Ended			As of and for the Year Ended
(Dollars in thousands, except for share data)	12/31/2024	9/30/2024	12/31/2023	12/31/2024	12/31/2023
Income Statement Data:
Net interest income	$10,653	$9,449	$8,877	$38,026	$36,431
Provision for credit losses	4,546	3,122	2,737	14,726	10,445
Noninterest income	22,276	12,272	14,691	60,469	49,755
Noninterest expense	15,335	17,064	18,466	66,782	67,707
Income tax expense	3,272	398	704	4,315	2,119
Net income from continuing operations	9,776	1,137	1,661	12,672	5,915
Net loss from discontinued operations	—	—	(6)	(69)	(213)
Net income	9,776	1,137	1,655	12,603	5,702
Preferred stock dividends	385	385	341	1,541	965
Net income available to common shareholders	$9,391	$752	$1,314	$11,062	$4,737
Balance Sheet Data:
Average loans HFI	$1,077,504	$1,034,819	$913,039	$1,009,353	$845,193
Average loans HFI at amortized cost	1,003,867	948,528	825,196	928,814	770,793
Average total assets	1,273,296	1,228,040	1,108,550	1,201,820	1,058,124
Average common shareholders’ equity	87,961	86,381	82,574	86,174	80,718
Total loans HFI	1,066,559	1,042,445	915,726	1,066,559	915,726
Total loans HFI, excluding government guaranteed loan balances	917,075	885,444	698,106	917,075	698,106
Allowance for credit losses	15,512	14,186	13,497	15,512	13,497
Total assets	1,288,297	1,245,099	1,117,766	1,288,297	1,117,766
Total deposits	1,143,229	1,112,196	985,138	1,143,229	985,138
Common shareholders’ equity	94,869	86,242	84,656	94,869	84,656
Per Share Data:
Basic earnings per common share	$2.27	$0.18	$0.32	$2.68	$1.16
Diluted earnings per common share	$2.11	$0.18	$0.32	$2.62	$1.12
Dividends per common share	$0.08	$0.08	$0.08	$0.32	$0.32
Book value per common share	$22.95	$20.86	$20.60	$22.95	$20.60
Tangible book value per common share(1)	$22.95	$20.86	$20.60	$22.95	$20.60
Performance Ratios:
Return on average assets(2)	3.07%	0.37%	0.60%	1.05%	0.54%
Return on average common equity(2)	42.71%	3.48%	6.37%	12.84%	5.87%
Net interest margin(2)	3.60%	3.34%	3.48%	3.45%	3.78%
Dividend payout ratio	3.52%	43.98%	25.03%	11.96%	27.70%
Asset Quality Data:
Net charge-offs	$3,369	$2,757	$2,612	$13,039	$8,987
Net charge-offs/average loans HFI at amortized cost(2)	1.34%	1.16%	1.27%	1.40%	1.17%
Nonperforming loans(3)	$17,607	$15,489	$9,688	$17,607	$9,688
Nonperforming loans (excluding government guaranteed balance)(3)	$13,570	$10,992	$8,264	$13,570	$8,264
Nonperforming loans/total loans HFI(3)	1.75%	1.62%	1.18%	1.75%	1.18%

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	As of and for the Three Months Ended			As of and for the Year Ended
(Dollars in thousands, except for share data)	12/31/2024	9/30/2024	12/31/2023	12/31/2024	12/31/2023
Nonperforming loans (excluding gov’t guaranteed balance)/total loans HFI(3)	1.35%	1.15%	1.00%	1.35%	1.00%
ACL/Total loans HFI at amortized cost	1.54%	1.48%	1.64%	1.54%	1.64%
Other Data:
Full-time equivalent employees	299	295	305	299	305
Banking centers	12	12	11	12	11
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
The following presents these non-GAAP financial measures calculated in accordance with GAAP:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share (Unaudited)
	As of
(Dollars in thousands, except for share data)	December 31, 2024	September 30, 2024	December 31, 2023
Total shareholders’ equity	$110,920	$102,293	$100,707
Less: Preferred stock liquidation preference	(16,051)	(16,051)	(16,051)
Total equity available to common shareholders	94,869	86,242	84,656
Less: Goodwill	—	—	—
Tangible common shareholders' equity	$94,869	$86,242	$84,656

Common shares outstanding	4,132,986	4,134,059	4,110,470
Tangible book value per common share	$22.95	$20.86	$20.60
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
Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At December 31, 2024, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing the consolidated financial statements were the policies related to the ACL, fair value measurement of government guaranteed loan servicing rights and government guaranteed loans HFI at fair value, which are discussed more fully below.
Allowance for Credit Losses
The ACL is calculated with the objective of maintaining a reserve sufficient to absorb estimated losses. Management's determination of the appropriateness of the allowance is based on periodic evaluations of the loan portfolio, lending-related commitments, and other relevant factors. This evaluation is inherently subjective as it requires numerous estimates, including collateral values, and the amounts and timing of expected future cash flows. The Company’s ACL on loans is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In addition, management may include qualitative adjustments intended to capture the impact of other uncertainties in the lending environment such as underwriting standards, current economic and political conditions, and other factors affecting the credit quality. Changes to one or more of the estimates used could result in a different estimated ACL.
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
As a one-bank holding company, the Company generates most of its revenue from interest on loans and gain on sale income derived from the sale of government guaranteed loans into the secondary market. The primary sources of funding for its loans are loan sales, loan payments, deposits, and borrowings. The Company is dependent on noninterest income, which is derived primarily from net gain on the sales of the guaranteed portion of government guaranteed loans. The largest expenses are interest on those deposits and borrowings, professional fees, loan origination expenses, and salaries and commissions plus related employee benefits. The Company measures its performance through its net interest income after provision for credit losses, return on average assets, and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.
Recent Developments
Share Repurchase Program. The Company announced that its Board of Directors adopted a share repurchase program. Under the repurchase program, the Company may repurchase up to $2.0 million of the Company’s outstanding shares, over a period beginning on January 28, 2025, and continuing until the earlier of the completion of the repurchase, or December 31, 2025, or termination of the program by the Board of Directors.
First Quarter Common Stock Dividend. On January 28, 2025, BayFirst’s Board of Directors declared a first quarter 2025 cash dividend of $0.08 per common share, payable March 15, 2025 to common shareholders of record as of March 1, 2025. The Company has continuously paid quarterly common stock cash dividends since 2016.
First Quarter Preferred Series A Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $22.50 on the Series A Preferred Stock. The dividend will be payable April 1, 2025 to shareholders of record as of January 15, 2025. The amount and timing of the dividend is in accordance with the terms of the Series A Preferred Stock.
First Quarter Preferred Series B Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $20.00 on the Series B Convertible Preferred Stock. The dividend will be payable April 1, 2025 to shareholders of record as of January 15, 2025. The amount and timing of the dividend is in accordance with the terms of the Series B Convertible Preferred Stock.
First Quarter Preferred Series C Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $27.50 on the Series C Cumulative Convertible Preferred Stock. The dividend will be payable April 1, 2025 to shareholders of record as of January 15, 2025. The amount and timing of the dividend is in accordance with the terms of the Series C Cumulative Convertible Preferred Stock.
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
In the second quarter of 2022, the Bank discontinued its primary consumer direct residential mortgage business line. In the third quarter of 2022, management decided to discontinue the nationwide residential lending business. As a result of the discontinuance, the nationwide residential mortgage line of business was reclassified as a discontinued operation and reported in the financial statements as such.
Net Income
For the year ended December 31, 2024, net income was $12.6 million, or $2.68 per common share, or $2.62 per diluted common share, an increase from net income of $5.7 million, or $1.16 per common share, or $1.12 per diluted common share, for the year ended December 31, 2023. The change was primarily due to the pre-tax gain on sale of two branch office properties of $11.6 million, which was part of a sale-leaseback transaction, an increase in net interest income of $1.6 million, higher gain on sale of government guaranteed loans of $3.7 million, and lower noninterest expense of $0.9 million. This was partially offset by higher provision for credit losses of $4.3 million, a decrease in government guaranteed fair value gains of $5.9 million and higher income tax expense on continuing operations of $2.2 million. The decrease in fair value gains on government guaranteed loans was partially due to not electing the fair value option on newly originated government guaranteed loans in the fourth quarter of 2024..
Net Interest Income
Net interest income from continuing operations was $38.0 million for the year ended December 31, 2024, an increase from $36.4 million for the year ended December 31, 2023. The increase was mainly due to an increase in loan interest income, including fees, of $15.6 million, partially offset by an increase in interest expense on deposits of $12.1 million and a decrease in interest income on interest-bearing deposit from banks of $1.3 million.
Net interest margin decreased to 3.45% for the year ended December 31, 2024, compared to 3.78% for the year ended December 31, 2023.

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

	For the Year Ended December 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$41,509	$1,659	4.00%	$44,108	$1,847	4.19%
Loans, excluding PPP (1) (2)	1,007,027	78,808	7.83	829,054	62,924	7.59
PPP loans	2,326	23	0.99	16,181	266	1.64
Other	51,760	2,320	4.48	74,905	3,481	4.65
Total interest-earning assets	1,102,622	82,810	7.51	964,248	68,518	7.11
Noninterest-earning assets	99,198			93,876
Total assets	$1,201,820			$1,058,124
Interest-bearing liabilities:
NOW, MMDA and savings	$669,941	$27,934	4.17	$617,467	$21,817	3.53
Time deposits	285,957	14,938	5.22	206,978	8,978	4.34
Other borrowings	35,728	1,912	5.35	28,130	1,291	4.59
Total interest-bearing liabilities	991,626	44,784	4.52	852,575	32,086	3.76
Demand deposits	95,507			101,740
Noninterest-bearing liabilities	12,462			12,262
Shareholders’ equity	102,225			91,547
Total liabilities and shareholders’ equity	$1,201,820			$1,058,124
Net interest income		$38,026			$36,432
Interest rate spread			2.99			3.35
Net interest margin (3)			3.45			3.78
Ratio of average interest-earning assets to average interest-bearing liabilities	111.19%			113.10%

(1) Includes nonaccrual loans.
(2) Includes no residential loans held for sale from discontinued operations as of December 31, 2024 and $42 at an average yield of 2.02% as of December 31, 2023.
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

(Dollars in thousands)	Rate	Volume	Total
Year Ended December 31, 2024 vs. December 31, 2023:
Interest-earning assets:
Investment securities	$(82)	$(106)	$(188)
Loans, excluding PPP(1)	2,009	13,875	15,884
PPP loans	(77)	(166)	(243)
Other interest-earning assets	(120)	(1,041)	(1,161)
Total interest-earning assets	1,730	12,562	14,292
Interest-bearing liabilities:
NOW, MMDA, and savings	4,156	1,961	6,117
Time deposits	2,078	3,882	5,960
Other borrowings	236	385	621
Total interest-bearing liabilities	6,470	6,228	12,698
Net change in net interest income	$(4,740)	$6,334	$1,594
(1) Includes no interest income on residential loans held for sale from discontinued operations as of December 31, 2024 and $1 as of December 31, 2023.
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
The Company recorded a provision for credit losses for the year ended December 31, 2024 of $14.7 million compared to a $10.4 million provision for the year ended December 31, 2023. The increase of $4.3 million in the provision for credit losses expense was primarily due to higher than expected charge-offs resulting in higher provision expense based on ACL model output. For the year ended December 31, 2024, net loan charge offs totaled $13.0 million compared to $9.0 million for the year ended December 31, 2023.
The Bank developed an express modification program for SBA 7(a) borrowers to help those borrowers who are challenged with larger payments in the higher interest rate environment compared to interest rates at the time the loans were originated. Through December 31, 2024, approximately 400 SBA 7(a) borrowers have been offered loan modification options. These efforts have helped and are expected to continue to help reduce risk of loss.
The ACL was $15.5 million at December 31, 2024 and $13.5 million at December 31, 2023.

Noninterest Income
The following table presents noninterest income from continuing operations for the year ended December 31, 2024 and December 31, 2023.

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023
Noninterest income:
Loan servicing income, net	$3,100	$2,826
Gain on sale of government guaranteed loans, net	28,252	24,553
Service charges and fees	1,794	1,721
Government guaranteed loan fair value gain	9,843	15,718
Government guaranteed loan packaging fees	4,105	3,664
Gain on sale of premises and equipment	11,649	—
Other noninterest income	1,726	1,273
Total noninterest income	$60,469	$49,755
Noninterest income from continuing operations was $60.5 million for the year ended December 31, 2024, an increase from $49.8 million for the year ended December 31, 2023. The increase was primarily the result of the pre-tax gain on sale of two branch office properties of $11.6 million, which was a result of a sale-leaseback transaction, and an increase in gain on sale of government guaranteed loans of $3.7 million, partially offset by a decrease in fair value gains on government guaranteed loans of $5.9 million. The decrease in fair value gains on government guaranteed loans was partially due to not electing the fair value option on newly originated government guaranteed loans in the fourth quarter of 2024.
Noninterest Expense
The following table presents noninterest expense from continuing operations for the year ended December 31, 2024 and December 31, 2023.

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023
Noninterest expense:
Salaries and benefits	$31,063	$30,973
Bonus, commissions, and incentives	4,445	5,726
Occupancy and equipment	4,848	4,758
Data processing	6,745	5,611
Marketing and business development	2,050	3,336
Professional services	3,882	3,657
Loan origination and collection	6,391	7,425
Employee recruiting and development	2,186	2,177
Regulatory assessments	1,249	881
Director compensation	574	575
Liability and fidelity bond insurance	563	546
ATM and interchange	532	534
Telecommunication	486	387
Other noninterest expense	1,768	1,121
Total noninterest expense	$66,782	$67,707

Noninterest expense was $66.8 million for the year ended December 31, 2024, a decrease from $67.7 million for the year ended December 31, 2023. The decrease was the result of decreases in compensation expenses of $1.2 million, loan origination and collection expense of $1.0 million, and marketing and business development expenses of $1.3 million. The decreases were partially offset by increases in data processing expenses of $1.1 million, regulatory assessments of $0.4 million, and other noninterest expense of $0.6 million.
Income Taxes
Income tax expense from continuing operations was $4.3 million for the year ended December 31, 2024, an increase from income tax expense of $2.1 million for the year ended December 31, 2023. The increase was primarily due to the increase in pre-tax earnings from continuing operations. Income tax benefit from discontinued operations was $23 thousand for the year ended December 31, 2024, from income tax benefit of $70 thousand for the year ended December 31, 2023.
At December 31, 2024, the Company had no federal net operating loss carryforward and $16 thousand of state net operating loss carryforward. At December 31, 2023, the Company had $1.8 million of federal net operating loss carryforward and $0.4 million of state net operating loss carryforward. The net operating loss carryforwards do not expire.
The effective income tax rate was 25.40% for the year ended December 31, 2024 and 26.44% for the year ended December 31, 2023.
Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available for sale as of December 31, 2024 and December 31, 2023.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Investment securities available for sale:
Asset-backed securities	$4,990	$7,933
Mortgage-backed securities:
U.S. Government-sponsored enterprises	7,130	3,236
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	15,286	17,098
Corporate bonds	8,885	11,308
Total investment securities available for sale	$36,291	$39,575
The net unrealized loss on the investment securities AFS at December 31, 2024 and December 31, 2023, was $4.0 million.
The following table presents the amortized cost of the Company's investment securities portfolio classified as held to maturity as of December 31, 2024 and December 31, 2023.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$—	$1
Corporate bonds	2,500	2,500
Total investment securities held to maturity	$2,500	$2,501
There was a $12 thousand ACL on the corporate bonds HTM as of December 31, 2024 and a $17 thousand ACL on the corporate bonds HTM as of December 31, 2023. The net unrealized loss on the investment securities HTM at December 31, 2024, was $154 thousand compared with a net unrealized loss on investment securities HTM of $238 thousand at December 31, 2023.

No investment securities were pledged as of December 31, 2024 or December 31, 2023, and there were no sales of investment securities for the year ended December 31, 2024 or year ended December 31, 2023.
The investment securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of December 31, 2024 and December 31, 2023. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	December 31, 2024
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$1,804	5.10%	$3,225	5.72%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	4,463	4.63	3,328	1.25
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	18,627	1.82
Corporate bonds	—	—	8,832	5.58	—	—	—	—
Total investment securities available for sale	$—	—%	$8,832	5.58%	$6,267	4.76%	$25,180	2.25%

	December 31, 2023
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$8,041	6.25%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	3,842	1.58
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	20,382	1.82
Corporate bonds	—	—	11,332	6.23	—	—	—	—
Total investment securities available for sale	$—	—%	$11,332	6.23%	$—	—%	$32,265	2.90%
The investment securities held to maturity presented in the following tables are reported at amortized cost and by contractual maturity as of December 31, 2024 and December 31, 2023. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities receive monthly principal payments, which are not reflected below.

	December 31, 2024
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
Loan Portfolio Composition
The Company offers a variety of products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of government guaranteed, commercial real estate, commercial business, residential mortgage, and consumer loans. Senior management and loan officers have continued to develop new sources of loan referrals, particularly among centers of local influence and real estate professionals, and have also enjoyed repeat business from loyal customers in the markets the Bank serves. The Bank has no concentration of credit in any industry that represents 10% or more of its loan portfolio. Additionally, the loan portfolio is well-diversified across major loan types with a low concentration of non owner-occupied commercial real estate loans which makes up 7% of the total portfolio. The following table sets forth the composition of its loan portfolio.

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans HFI:
Government guaranteed loans HFI, at fair value	$60,833		$91,508
Loans HFI, at amortized cost:
Residential real estate	330,870	33.3%	264,126	32.5%
Commercial real estate	305,721	30.9	293,595	36.2
Construction and land	32,914	3.3	26,272	3.2
Commercial and industrial	226,522	22.9	177,566	21.9
Commercial and industrial – PPP	941	0.1	3,202	0.4
Consumer and other	93,826	9.5	47,287	5.8
Loans HFI, at amortized cost, gross	990,794	100.0%	812,048	100.0%
Discount on government guaranteed loans	(8,306)		(7,040)
Premium on loans purchased, net	3,739		4,503
Deferred loan costs, net	19,499		14,707
Allowance for credit losses	(15,512)		(13,497)
Loans HFI, at amortized cost, net	990,214		810,721
Total loans HFI, net	$1,051,047		$902,229
For the year ended December 31, 2024, the Bank originated $269.8 million in loans through conventional lending channels and $431.4 million in loans through its government guaranteed lending function. In addition, the Bank sold guaranteed loan balances of $385.3 million.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at December 31, 2024. Loan balances in this table include loans HFI at fair value, loans HFI at amortized cost, discount on retained balances of loans sold, premium and discount on loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$2,494	$836	$16,563	$311,585	$331,478
Commercial	6,271	4,834	50,603	264,871	326,579
Construction and land	4,376	3,336	8,012	17,191	32,915
Commercial and industrial	9,956	41,305	217,026	9,567	277,854
Commercial and industrial - PPP	807	134	—	—	941
Consumer and other	3,291	24,672	24,561	44,268	96,792
Total loans HFI	$27,195	$75,117	$316,765	$647,482	$1,066,559
The following table shows the loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at December 31, 2024.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$76,904	$252,080
Commercial	4,485	315,823
Construction and land	—	28,539
Commercial and industrial	15,178	252,720
Commercial and industrial - PPP	134	—
Consumer and other	82,268	11,233
Total loans HFI	$178,969	$860,395
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
Allowance for Credit Losses. In accordance with changes in generally accepted accounting principles, the Company adopted the new credit loss accounting standard known as CECL on January 1, 2023. At the time of adoption, the reserves for loans increased by $3.1 million to 1.73% of loans, the reserve on unfunded commitments increased $213 thousand, and an $18 thousand reserve was established for held to maturity investment securities. These one-time increases resulted in an after tax decrease to capital of $2.5 million, with no impact to earnings. Under CECL, the ACL is based on expected credit losses rather than on incurred losses.
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
Nonperforming Assets. At December 31, 2024, the Company had $15.2 million in nonperforming assets, excluding government guaranteed loan balances, and the ACL represented 1.54% of total loans HFI at amortized cost. At December 31, 2023, the Company had $8.9 million in nonperforming assets, excluding government guaranteed loan balances, and the ACL represented 1.64% of total loans HFI at amortized cost. The increase in nonperforming assets was partially the result of a nonaccrual loan for $2.7 million that is fully secured and there was no ACL allocated. Total loans HFI at December 31, 2024 and December 31, 2023 included government guaranteed loans and loans measured at fair value, which had no reserves allocated to them. ACL as a percentage of loans HFI at amortized cost, not including government guaranteed loan balances, was 1.79% at December 31, 2024, compared to 2.03% at December 31, 2023.
The following table sets forth certain information on nonaccrual loans, loans 90 days or more past due, and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Nonperforming loans (government guaranteed balances), at amortized cost, gross	$4,037	$1,424
Nonperforming loans (unguaranteed balances), at amortized cost, gross	13,570	8,264
Total nonperforming loans, at amortized cost, gross	17,607	9,688
Nonperforming loans (government guaranteed balances), at fair value	—	—
Nonperforming loans (unguaranteed balances), at fair value	1,490	648
Total nonperforming loans, at fair value	1,490	648
OREO	132	—
Repossessed assets	36	—
Total nonperforming assets, gross	$19,265	$10,336
Nonperforming loans as a percentage of total loans HFI(1)	1.75%	1.18%
Nonperforming loans (excluding government guaranteed balances) to total loans HFI(1)	1.35%	1.00%
Nonperforming assets as a percentage of total assets	1.50%	0.92%
Nonperforming assets (excluding government guaranteed balances) to total assets	1.06%	0.74%
ACL to nonperforming loans(1)	88.10%	139.32%
ACL to nonperforming loans (excluding government guaranteed balances)(1)	114.31%	163.32%
(1) Excludes loans measured at fair value

The following table sets forth information with respect to activity in the ACL for loans for the periods shown:

(Dollars in thousands)	At and for the Year Ended December 31,
	2024	2023
Allowance at beginning of period	$13,497	$9,046
Impact of adopting ASC 326	—	3,107
Charge-offs:
Residential real estate	(20)	—
Commercial real estate	(60)	(108)
Commercial and industrial	(10,956)	(6,240)
Commercial and industrial - PPP	—	(223)
Consumer and other	(2,938)	(3,280)
Total charge-offs	(13,974)	(9,851)
Recoveries:
Residential real estate	1	8
Commercial real estate	7	87
Commercial and industrial	606	435
Consumer and other	321	334
Total recoveries	935	864
Net charge-offs	(13,039)	(8,987)
Provision for credit losses on loans	15,054	10,331
Allowance at end of period	$15,512	$13,497
Net charge-offs to average loans HFI at amortized cost	1.40%	1.17%
Allowance as a percent of total loans HFI at amortized cost	1.54%	1.64%
Allowance as a percent of loans HFI at amortized cost, not including government guaranteed loans	1.79%	2.03%
Allowance as a percent of nonperforming loans at amortized cost, gross	88.10%	139.32%
Total loans HFI	$1,066,559	$915,726
Average loans HFI at amortized cost	$928,814	$770,793
Nonperforming loans (including government guaranteed balances) at amortized cost, gross	$17,607	$9,688
Nonperforming loans (excluding government guaranteed balances) at amortized cost, gross	$13,570	$8,264
Guaranteed balance of government guaranteed loans	$149,484	$229,662

The following table details net charge-offs to average loans outstanding by loan category for the year ended December 31, 2024 and December 31, 2023.

	Year Ended December 31, 2024			Year Ended December 31, 2023
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$(19)	$290,876	(0.01)%	$8	$218,727	—%
Commercial real estate	(53)	348,295	(0.02)	(21)	293,635	(0.01)
Commercial and industrial	(10,350)	208,279	(4.97)	(5,805)	203,305	(2.86)
Commercial and industrial - PPP	—	2,326	—	(223)	16,181	(1.38)
Consumer and other	(2,617)	79,038	(3.31)	(2,946)	38,945	(7.56)
Total loans HFI, at amortized cost	$(13,039)	$928,814	(1.40)%	$(8,987)	$770,793	(1.17)%
The increase in commercial and industrial loan net charge-offs was the result of macro economic conditions including rapidly rising interest and inflation rates, as well as natural disasters including wildfires and hurricanes.
SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding the SBA and other government guaranteed lending activity, excluding PPP loans.

(Dollars in thousands)	At and for the Year Ended December 31,
Government Guaranteed, Excluding PPP	2024	2023
Number of loans originated	2,508	2,817
Amount of loans originated	$431,375	$547,469
Average loan size originated	$172	$194
Government guaranteed loan balances sold	$385,342	$437,935
Government unguaranteed loan balances sold	$—	$13,669
Total government guaranteed loan balances:
Guaranteed portion of government guaranteed loan balances	$148,543	$214,418
Unguaranteed portion of government guaranteed loan balances	$277,420	$181,459
Total government guaranteed loans	$425,963	$395,877
Government guaranteed loans serviced for others	$1,056,665	$855,756

The Bank makes government guaranteed loans throughout the United States. The following table sets forth, at the dates indicated, information regarding the geographic disbursement of its government guaranteed loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	December 31,
	2024		2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Florida	$142,711	34%	$123,418	31%
California	48,464	11	45,661	12
Tennessee	28,926	7	32,185	8
Texas	30,238	7	24,861	6
All Other	175,624	41	169,752	43
Total government guaranteed loans, excluding PPP loans	$425,963	100%	$395,877	100%
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
Deposits. Deposits are sourced principally from within its primary service area of Pinellas, Hillsborough, Manatee, Pasco, and Sarasota Counties, Florida. The Bank offers a wide selection of deposit instruments including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, time deposit accounts, and retirement savings plans (such as IRA accounts).
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
Brokered deposits. At times, the Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering outside the market of the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 15% of total assets. The Company's ability to accept or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well capitalized." At December 31, 2024 and December 31, 2023, the Company had $112.1 million and $30.0 million, respectively, of brokered deposits.
The amount of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	December 31, 2024		December 31, 2023
Noninterest-bearing deposit accounts	$101,743	8.9%	$93,708	9.5%
Interest-bearing transaction accounts	256,793	22.5	259,422	26.3
Money market accounts	455,519	39.8	355,946	36.2
Savings accounts	18,906	1.7	17,054	1.7
Subtotal	832,961	72.9	726,130	73.7
Total time deposits	310,268	27.1	259,008	26.3
Total deposits	$1,143,229	100.0%	$985,138	100.0%

At December 31, 2024, the Company held approximately $213.4 million of deposits that exceeded the FDIC insurance limit which was 19% of total deposits.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250 thousand as of December 31, 2024.

(Dollars in thousands)
Three months or less	$14,113
Over three months through six months	41,885
Over six months through 12 months	132,968
Over 12 months	15,459
Total time deposits over $250	$204,425
Deposits increased $158.1 million or 16.05% for the year ended December 31, 2024, with growth in noninterest-bearing deposit accounts, money market accounts, savings accounts, and time deposits, partially offset by a slight decrease in interest-bearing transaction accounts.
Other Borrowings
At December 31, 2024, the Company had no borrowings from the FHLB or FRB. There was $10.0 million of borrowings at 5.57% from the FHLB and no borrowings from the FRB at December 31, 2023.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the Bank were to obtain would be secured by a blanket lien on $350.3 million of real estate-related loans as of December 31, 2024. Based on this collateral and the Bank's holdings of FHLB stock, the Bank was eligible to borrow up to $184.7 million from the FHLB at December 31, 2024.
In addition, the Bank has a line of credit with the Federal Reserve Bank of Atlanta which was secured by $69.8 million of commercial loans as of December 31, 2024. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Bank was eligible to borrow up to $49.5 million from the FRB at December 31, 2024.
The Company has $6.0 million of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years which is June 30, 2026. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term after June 30, 2026. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $6.0 million and $5.9 million at December 31, 2024 and December 31, 2023, respectively.
The Company has a term note with quarterly principal and interest payments with interest at Prime (7.50% at December 31, 2024). The note matures on March 10, 2029 and the balance of the note was $1.9 million and $2.4 million at December 31, 2024 and December 31, 2023, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. As of December 31, 2024, the Company was in compliance with all financial debt covenants.
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity was $110.9 million at December 31, 2024 as compared to $100.7 million at December 31, 2023. The increase was primarily due to net income of $12.6 million, partially offset by common stock dividends of $1.3 million and preferred stock dividends of $1.5 million.
The Company strives to maintain an adequate capital base to support its activities in a safe and sound manner while at the same time maximizing shareholder value. Management assesses capital adequacy against the risk inherent in the balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss.
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
At December 31, 2024 and December 31, 2023, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.
As of the dates indicated, the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages were as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2024
Total Capital (to risk-weighted assets)	$124,420	12.14%	$81,985	8.00%	$102,482	10.00%
Tier 1 Capital (to risk-weighted assets)	111,586	10.89	61,489	6.00	81,985	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	111,586	10.89	46,117	4.50	66,613	6.50
Tier 1 Capital (to total assets)	111,586	8.82	50,579	4.00	63,224	5.00
As of December 31, 2023
Total Capital (to risk-weighted assets)	114,256	13.03	70,169	8.00	87,711	10.00
Tier 1 Capital (to risk-weighted assets)	103,274	11.77	52,627	6.00	70,169	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	103,274	11.77	39,470	4.50	57,012	6.50
Tier 1 Capital (to total assets)	103,274	9.38	44,024	4.00	55,030	5.00
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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, was as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Unfunded loan commitments	$21,174	$7,392
Unused lines of credit	199,411	178,440
Standby letters of credit	276	186
Total	$220,861	$186,018
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
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At December 31, 2024 and December 31, 2023, ACL for off-balance sheet loan commitments totaled $516 thousand and $839 thousand, respectively.
Contractual Obligations
In the ordinary course of its operations, the Company enters into certain contractual obligations. Total contractual obligations at December 31, 2024 were $341.7 million, an increase from $280.7 million at December 31, 2023. The increase was primarily due to increases in operating lease obligations of $20.1 million and time deposits of $51.3 million, partially offset by a decrease in short-term borrowings of $10.0 million.
The following tables present our contractual obligations as of December 31, 2024 and December 31, 2023.

	Contractual Obligations as of December 31, 2024
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$2,032	$3,870	$2,653	$14,960	$23,515
Short-term borrowings	—	—	—	—	—
Long-term borrowings	456	912	566	—	1,934
Subordinated notes	—	—	—	5,956	5,956
Time deposits	279,253	28,803	2,212	—	310,268
Total	$281,741	$33,585	$5,431	$20,916	$341,673

	Contractual Obligations as of December 31, 2023
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,105	$1,861	$413	$—	$3,379
Short-term borrowings	10,000	—	—	—	10,000
Long-term borrowings	456	912	912	109	2,389
Subordinated notes	—	—	—	5,949	5,949
Time deposits	173,887	84,552	569	—	259,008
Total	$185,448	$87,325	$1,894	$6,058	$280,725
Liquidity
Liquidity management is the process by which the Bank manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the operations, and capital expenditures. The Bank generally maintains a minimum liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. The on-balance sheet liquidity ratio at December 31, 2024 was 9.17%, as compared to 9.33% at December 31, 2023.
For the year ended 2024, the Bank paid dividends of $3.80 million to BayFirst in order to meet liquidity needs to make interest payments on its debt obligations, dividends on shares of its preferred stock and common stock, and payment of operating expenses. As of December 31, 2024, BayFirst Financial Corp. held $479 thousand in cash and cash equivalents.
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
The Company established a comprehensive interest rate risk management policy which is administered by management. The policy establishes risk limits, which are quantitative measures of the percentage change in net interest income (net interest income at risk) and the fair value of equity capital (economic value of equity at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years. Management measures the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity with computer-generated simulation analysis. The simulation model is designed to capture call features and interest rate caps and floors embedded in investment and loan contracts. As with any method of analyzing interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from the assumptions used in modeling. The methodology does not measure the impact that higher rates may have on borrowers’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.
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
The estimated impact on the net interest income as of December 31, 2024 and December 31, 2023, assuming immediate parallel moves in interest rates, is presented in the table below.

	December 31, 2024		December 31, 2023
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	11.1%	9.9%	14.7%	12.8%
+300 basis points	10.0	9.5	12.7	12.1
+200 basis points	5.9	5.7	7.6	7.4
+100 basis points	1.8	1.9	2.5	2.6
-100 basis points	(3.7)	(3.7)	(4.5)	(4.5)
-200 basis points	(7.7)	(7.8)	(9.1)	(9.1)
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
The table below presents the change in the economic value of equity as of December 31, 2024 and December 31, 2023, assuming immediate parallel shifts in interest rates.

Change in rates	December 31, 2024	December 31, 2023
+400 basis points	(5.3)%	(6.3)%
+300 basis points	(2.9)	(4.1)
+200 basis points	(2.5)	(3.3)
+100 basis points	(2.6)	(2.7)
-100 basis points	(0.1)	0.2
-200 basis points	(0.4)	(0.3)

Item 8. Financial Statements
Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
BayFirst Financial Corp.
St. Petersburg, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BayFirst Financial Corp. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Forvis Mazars, LLP

We have served as the Company's auditor since 2018.

Tampa, Florida
March 24, 2025

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$4,499	$4,099
Interest-bearing deposits in banks	73,289	54,286
Cash and cash equivalents	77,788	58,385
Time deposits in banks	2,270	4,646
Investment securities available for sale, at fair value (amortized cost: $40,279 and $43,597 at December 31, 2024 and December 31, 2023, respectively)	36,291	39,575
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $12 and $17 (fair value: $2,346 and $2,263 at December 31, 2024 and December 31, 2023, respectively)	2,488	2,484
Nonmarketable equity securities	4,526	4,770
Government guaranteed loans HFI, at fair value	60,833	91,508
Loans HFI, at amortized cost	1,005,726	824,218
Allowance for credit losses on loans	(15,512)	(13,497)
Net loans HFI, at amortized cost	990,214	810,721
Accrued interest receivable	9,155	7,130
Premises and equipment, net	33,249	38,874
Loan servicing rights	16,534	14,959
Right-of-use operating lease assets	15,814	2,416
Bank owned life insurance	26,513	25,800
Other real estate owned	132	—
Other assets	12,490	16,150
Assets from discontinued operations	—	348
Total assets	$1,288,297	$1,117,766
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposit accounts	$101,743	$93,708
Interest-bearing transaction accounts	256,793	259,422
Savings and money market deposit accounts	474,425	373,000
Time deposits	310,268	259,008
Total deposits	1,143,229	985,138
FHLB borrowings	—	10,000
Subordinated debentures	5,956	5,949
Notes payable	1,934	2,389
Accrued interest payable	1,036	882
Operating lease liabilities	14,510	2,619
Deferred income tax liabilities	301	482
Accrued expenses and other liabilities	10,411	8,980
Liabilities from discontinued operations	—	620
Total liabilities	1,177,377	1,017,059

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS CONTINUED
(Dollars in thousands, except per share data)

	December 31, 2024	December 31, 2023
Shareholders’ equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at December 31, 2024 and December 31, 2023; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at December 31, 2024 and December 31, 2023; aggregate liquidation preference of $3,210	3,123	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 6,446 shares issued and outstanding at December 31, 2024 and December 31, 2023; aggregate liquidation preference of $6,446	6,446	6,446
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,132,986 and 4,110,470 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	54,764	54,521
Accumulated other comprehensive loss, net	(2,956)	(2,981)
Unearned compensation	(752)	(958)
Retained earnings	44,134	34,395
Total shareholders’ equity	110,920	100,707
Total liabilities and shareholders’ equity	$1,288,297	$1,117,766

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Interest income:
Loans, including fees	$78,831	$63,189
Interest-bearing deposits in banks and other	3,979	5,328
Total interest income	82,810	68,517
Interest expense:
Deposits	42,872	30,795
Borrowings	1,912	1,291
Total interest expense	44,784	32,086
Net interest income	38,026	36,431
Provision for credit losses	14,726	10,445
Net interest income after provision for credit losses	23,300	25,986
Noninterest income:
Loan servicing income, net	3,100	2,826
Gain on sale of government guaranteed loans, net	28,252	24,553
Service charges and fees	1,794	1,721
Government guaranteed loans fair value gain	9,843	15,718
Government guaranteed loan packaging fees	4,105	3,664
Gain on sale of premises and equipment	11,649	—
Other noninterest income	1,726	1,273
Total noninterest income	60,469	49,755
Noninterest expense:
Salaries and benefits	31,063	30,973
Bonus, commissions, and incentives	4,445	5,726
Occupancy and equipment	4,848	4,758
Data processing	6,745	5,611
Marketing and business development	2,050	3,336
Professional services	3,882	3,657
Loan origination and collection	6,391	7,425
Employee recruiting and development	2,186	2,177
Regulatory assessments	1,249	881
Other noninterest expense	3,923	3,163
Total noninterest expense	66,782	67,707
Income from continuing operations before income taxes	16,987	8,034
Income tax expense from continuing operations	4,315	2,119
Net income from continuing operations	12,672	5,915

Loss from discontinued operations before income taxes	(92)	(283)
Income tax benefit from discontinued operations	(23)	(70)
Net loss from discontinued operations	(69)	(213)

Net income	12,603	5,702
Preferred stock dividends	1,541	965
Net income available to common shareholders	$11,062	$4,737

BAYFIRST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME CONTINUED
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Basic earnings (loss) per common share:
Continuing operations	$2.69	$1.21
Discontinued operations	(0.01)	(0.05)
Total basic earnings per common share	$2.68	$1.16

Diluted earnings (loss) per common share:
Continuing operations	$2.64	$1.17
Discontinued operations	(0.02)	(0.05)
Total diluted earnings per common share	$2.62	$1.12
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands)

	Year Ended December 31,
	2024	2023
Net income	$12,603	$5,702
Net unrealized gains on investment securities available for sale	34	1,003
Deferred income tax expense	(9)	(260)
Other comprehensive income, net	25	743
Comprehensive income	$12,628	$6,445
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2023	$6,161	$3,123	$—	$52,845	$(3,724)	$33,479	$91,884
Net income	—	—	—	—	—	5,702	5,702
Impact of ASC 326 Adoption	—	—	—	—	—	(2,508)	(2,508)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	206	—	—	206
Dividend reinvestment plan	—	—	—	159	—	—	159
Issuance of preferred stock, net	—	—	6,446	—	—	—	6,446
Repurchase of common stock	—	—	—	(13)	—	—	(13)
Exercise of stock options, net	—	—	—	(49)	—	—	(49)
Unearned ESOP shares allocation	—	—	—	(189)	—	—	(189)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	496	—	—	496
Stock option expense	—	—	—	108	—	—	108
Other comprehensive income, net	—	—	—	—	743	—	743
Dividends declared on:
Preferred stock	—	—	—	—	—	(965)	(965)
Common stock ($0.32 per share)	—	—	—	—	—	(1,313)	(1,313)
Balance at December 31, 2023	$6,161	$3,123	$6,446	$53,563	$(2,981)	$34,395	$100,707

Balance at January 1, 2024	$6,161	$3,123	$6,446	$53,563	$(2,981)	$34,395	$100,707
Net income	—	—	—	—	—	12,603	12,603
Unearned ESOP shares allocation	—	—	—	53	—	—	53
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	358	—	—	358
Stock option expense	—	—	—	38	—	—	38
Other comprehensive income, net	—	—	—	—	25	—	25
Dividends declared on:
Preferred stock	—	—	—	—	—	(1,541)	(1,541)
Common stock ($0.32 per share)	—	—	—	—	—	(1,323)	(1,323)
Balance at December 31, 2024	$6,161	$3,123	$6,446	$54,012	$(2,956)	$44,134	$110,920

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income from continuing operations	$12,672	$5,915
Net loss from discontinued operations	(69)	(213)
Net income	12,603	5,702
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets	2,464	2,245
Net securities premium amortization	112	95
Amortization of debt issuance costs	7	7
Amortization of premium on loans purchased, net	714	591
Provision for credit losses	14,726	10,445
Accretion of discount on unguaranteed loans	(3,118)	(2,993)
Deferred tax expense	(189)	2,119
Origination of government guaranteed loans held for sale	(2,821)	(4,276)
Proceeds from sales of government guaranteed loans held for sale	406,191	484,021
Net gains on sales of government guaranteed loans	(28,252)	(24,553)
Change in fair value of government guaranteed loans HFI, at fair value	(9,843)	(15,718)
Amortization of loan servicing rights	6,258	4,507
Gain on sale of premises and equipment	(11,649)	—
Net (gain) loss on sale of other real estate owned	14	(355)
Non-qualified stock purchase plan expense	23	27
Stock based compensation expense	396	604
Income from bank owned life insurance	(713)	(641)
Changes in:
Accrued interest receivable	(2,025)	(2,678)
Other assets	(7,891)	117
Accrued interest payable	154	178
Other liabilities	13,645	(4,472)
Net cash provided by operating activities of continuing operations	390,875	455,185
Net cash used in operating activities of discontinued operations	(341)	(388)
Net cash provided by operating activities	390,534	454,797
Cash flows from investing activities:
Purchase of investment securities available for sale	(4,458)	—
Principal payments on investment securities available for sale	7,664	3,682
Principal payments on investment securities held to maturity	1	1
Call of investment securities held to maturity	—	2,500
Net (purchase) sale of nonmarketable equity securities	244	(733)
Purchase of time deposits in banks	(1,020)	(1,000)
Maturity of time deposits in banks	3,396	1,235
Purchase of government guaranteed and consumer loans	(4,414)	(111,842)
Loan originations, net	(530,792)	(529,851)
Purchase related to other real estate owned	(1,229)	—
Proceeds for the sale of premises and equipment	14,746	—
Purchase of premises and equipment	(1,690)	(7,582)

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (UNAUDITED) (Dollars in thousands)

	Year Ended December 31,
	2024	2023
Proceeds on sales of other real estate owned	1,619	2,314
Net cash used in investing activities	(515,933)	(641,276)
Cash flows from financing activities:
Net change in deposits	158,091	190,068
Net increase in short-term borrowings	(10,000)	(15,000)
Payments on notes payable	(455)	(455)
Proceeds from issuance of preferred stock, net	—	6,446
Repayment of subordinated debt	—	(50)
Proceeds from issuance of common stock for benefit plans, net	(23)	289
Common share buyback - redeemed stock	—	(13)
Unearned ESOP shares	53	(189)
Dividends paid on common stock	(1,323)	(1,313)
Dividends paid on preferred stock	(1,541)	(965)
Net cash provided by financing activities	144,802	178,818
Net change in cash and cash equivalents	19,403	(7,661)
Cash and cash equivalents, beginning of period	58,385	66,046
Cash and cash equivalents, end of period	$77,788	$58,385
Supplemental cash flow information
Interest paid	$44,630	$31,908
Income taxes paid	8	97
Supplemental noncash disclosures
Impact to retained earnings from adoption of ASC 326, net of tax	—	(2,508)
Net change in unrealized holding gains (losses) on investment securities available for sale, net of tax effect	25	743
Transfer of government guaranteed loans HFI to loans HFS	382,951	463,752
Transfer of loans HFI to OREO	536	—
Transfer of loans HFI to repossessed assets	94	—
Transfer of premises and equipment to OREO	—	(1,903)
Recognition of right of use asset in exchange for new operating lease liabilities	14,276	—
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
The Company provides a variety of traditional community banking services through its full-service banking centers located in the Tampa-Sarasota, Florida region. The Bank’s primary deposit products are demand deposits, NOW accounts, money market accounts, savings deposits, and time deposits and its primary lending products are residential mortgage, commercial, and consumer loans. In addition, the Company provides lending services nationwide to small business customers, and as such, a significant portion of the loans originated by the Bank are guaranteed by the SBA/USDA (“government guaranteed loans”). The guaranteed portion of the SBA/USDA loan can be sold in the secondary market, and the Bank engages in the sale of participating interests of the non-guaranteed portion. The Company previously engaged in mortgage banking activities with offices located in a number of states and as such, originated and sold one-to-four family residential mortgage loans in the secondary market. The nationwide residential mortgage lending operations were discontinued in 2022.
The Company currently operates one business segment. In 2022, the Company discontinued the Bank’s nationwide residential mortgage lending segment. The operations of this segment are reported as discontinued operations.
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
Contingencies: Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of December 31, 2024. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2024 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
Adoption of New Accounting Standards:
ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" is intended to improve the disclosures about a public entity’s reportable segments and addresses requests from investors and other decision makers for additional, more detailed information about a reportable segment’s expenses. The amendment applies to all public entities that are required to report segment information in accordance with Topic 280. This was adopted in 2024 and applied retrospectively to all periods presented. Adoption of the amendment did not have a material impact on these consolidated financial statement disclosures.
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
The ACL is measured on a pooled basis when similar risk characteristics are present in the portfolio. The Company has identified portfolio segments based on loan pools with similar credit risk characteristics, which generally correspond to federal regulatory reporting codes, with separate consideration for the government guaranteed loans. The ACL model utilizes a PD/LGD methodology to measure the expected credit losses on government guaranteed loans and a WARM methodology for the remaining loans. The PD/LGD method estimates losses by utilizing estimated PD, LGD, and individual loan level exposure at default. The WARM model contemplates expected losses at a pool-level, utilizing historical loss information. Portions of government guaranteed loans have a government guarantee for credit losses, therefore, no ACL has been recorded for those loan balances. In order to quantify the credit risk impact of other trends and changes within the loan portfolio, the Company utilizes qualitative adjustments to the modeled estimated loss approaches. These qualitative adjustments include: changes in lending policies, procedures, and strategies; changes in nature and volume of portfolio; staff experience; changes in volume and trends in classified loans, delinquencies, and nonaccrual; concentration risk; trends in underlying collateral value; external factors such as competition, legal, and regulatory;

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
changes in quality of the loan review system; and economic conditions. Additionally, the Company uses reasonable and supportable forecasts that are developed with internal and external data. These are updated quarterly by management and utilize data from the FOMC’s median forecasts of change in national GDP and of national unemployment. The FOMC’s forecast of GDP and unemployment for the next calendar year is used in conjunction with the most recent 4 quarters of historical data from FRED (Federal Reserve Economic Data) to determine changes in certain qualitative factors used in calculating loss rates.
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
Time Deposits in Banks: Time deposits with other banks have maturities ranging from March 2025 through December 2025 and bear interest at rates ranging from 1.80% to 2.27%. None of the time deposits had maturities of 90 days or less at the time of origination. All investments in time deposits are with FDIC insured financial institutions and none exceed the maximum insurable amount of $250.
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
Concentration of Credit: The Company grants residential and commercial real estate, construction and land, commercial and industrial, and consumer loans in the State of Florida with primary concentration being the Tampa Bay/Sarasota region. The Company also grants government guaranteed commercial real estate, construction and land, commercial and industrial, and consumer loans nationwide. Although the Company’s loan portfolio is diversified, a significant portion of its loans are secured by real estate. The following loan segments have been identified:
Residential Real Estate – The Bank originates residential real estate loans for the purchase of real estate or refinance of a mortgage in the Tampa Bay/Sarasota region. These loans are primarily collateralized by owner and non-owner occupied properties located in the Tampa Bay/Sarasota region and are held at amortized cost in the Company’s loan portfolio. Prior to discontinuing the nationwide residential loan operation, the Bank also originated residential real estate loans nationwide for the purchase of real estate or refinance of a mortgage. These loans are primarily collateralized by owner and non-owner occupied properties located in the area in which they were originated, and these loans were sold into the secondary market.
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
Commercial and Industrial – Commercial and industrial loans consist of business loans to small and medium sized businesses in the Tampa Bay/Sarasota region and nationwide government guaranteed loans. Commercial and industrial loans are generally used for working capital purposes or for acquiring equipment, inventory, or furniture. These loans are generally secured by accounts receivable, inventory, and equipment. Commercial and industrial loans are typically made based on the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential real estate loans, and the collateral securing loans may be difficult to appraise and may fluctuate in value based on the success of the business.
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
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported through gain on sale of government guaranteed loans, net on the Consolidated Statements of Income. The fair values of loan servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. There was no valuation allowance recorded on loan servicing rights at December 31, 2024 and December 31, 2023.
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
Leases: The Company enters into leases in the normal course of business primarily for branch, corporate office, and loan production office locations. The Company’s leases have remaining terms ranging from 20 months up to 15.0 years, some of which include renewal or termination options to extend the lease for up to 5.0 years. The Company’s leases do not include residual value guarantees or covenants.
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
Repossessed Assets: Repossessed assets are recorded at the lower of cost or fair value upon the transfer of a loan to repossessed assets. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to repossession, a valuation allowance is recorded through expense. Holding costs after repossession are also expensed.
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
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. There was no valuation allowance recognized at December 31, 2024 and December 31, 2023.
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
Non-Qualified Stock Purchase Plan: Under the NSPP, all employees and Directors are eligible to participate in the plan. Employees may purchase available shares of common stock with post-tax dollars as of the grant date at a 10% discount to the price of shares offered under the NSPP with limitations on deductions from employees’ income. Directors may purchase available shares of common stock with post-tax dollars as of the grant date at the price of shares offered under the NSPP, with no minimum deduction and a maximum deduction of the Directors’ board fees. NSPP compensation expense is recorded based on the 10% discount offered to employees and the number of shares purchased by employees.
Employee Stock Ownership Plan: The Company has an ESOP for eligible employees. The amount of profit-sharing contributions to the ESOP is approved by the Board of Directors, and the Company purchases shares of the Company’s common stock based on the amount of approved contributions. Profit-sharing expense is the amount of contributions to the ESOP. The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the ESOP. See Note 13 - Other Benefits Plans for information.
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
On September 30, 2023, the Company issued 1,835 shares of 11% Series C Cumulative Convertible Preferred Stock through a private offering. These shares have no par value and a liquidation preference of $1 per share plus an amount equal to all accumulated dividends thereon (whether or not declared but without interest) to the date payment of such distribution is made in full. In the fourth quarter of 2023, the company issued an additional 4,611 shares. Total gross proceeds from the preferred stock offering totals $6,446 to be used for operating expenses or to contribute capital to BayFirst National Bank to support its growth and operations.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Restrictions on Cash: The Federal Reserve Board reduced reserve requirement ratios to 0% effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. There were no balances of cash pledged at December 31, 2024 and December 31, 2023.
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
Gains/Losses on Sales of Premises and Equipment – The Company records a gain or loss from the sale of premises and equipment when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU was issued to enhance the transparency and decision usefulness of income tax disclosures. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Retrospective application in all prior periods is permitted. The amendments in this standard will be effective for the Company on January 1, 2025. The Company assessed the impact of this standard and does not expect it to have a material impact on the Company’s consolidated financial statements.
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
The following is a summary of the assets and liabilities of the discontinued operations of the residential mortgage lending division at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Assets
Right-of-use operating lease asset	$—	$348
Total assets	$—	$348
Liabilities
Operating lease liability	$—	$620
Total liabilities	$—	$620
The following presents operating results of the discontinued operations of the residential mortgage lending division for the year ended December 31, 2024 and December 31, 2023:

	Year Ended December 31,
	2024	2023
Interest income	$—	$1
Noninterest income	51	(2)
Total net revenue	51	(1)
Noninterest expense	143	282
Loss from discontinued operations before income taxes	(92)	(283)
Income tax benefit	(23)	(70)
Net loss from discontinued operations	$(69)	$(213)

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 3 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale and investment securities held to maturity at December 31, 2024 and December 31, 2023 as well as the ACL for investment securities held to maturity at December 31, 2024 and December 31, 2023 are summarized as follows:

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$5,029	$—	$(39)	$4,990
Mortgage-backed securities:
U.S. Government-sponsored enterprises	7,791	—	(661)	7,130
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	18,627	—	(3,341)	15,286
Corporate bonds	8,832	53	—	8,885
Total investment securities available for sale	$40,279	$53	$(4,041)	$36,291

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Corporate bonds	$2,500	$—	$(154)	$2,346	$12
Total investment securities held to maturity	$2,500	$—	$(154)	$2,346	$12

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$8,041	$6	$(114)	$7,933
Mortgage-backed securities:
U.S. Government-sponsored enterprises	3,842	—	(606)	3,236
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	20,382	—	(3,284)	17,098
Corporate bonds	11,332	—	(24)	11,308
Total investment securities available for sale	$43,597	$6	$(4,028)	$39,575

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$1	$—	$—	$1	$—
Corporate bonds	2,500	—	(238)	2,262	17
Total investment securities held to maturity	$2,501	$—	$(238)	$2,263	$17
`

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The amortized cost and fair value of investment securities as of December 31, 2024 are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One to five years	$8,832	$8,885	$1,500	$1,475
Five to ten years	6,267	6,206	1,000	871
Beyond ten years	25,180	21,200	—	—
Total	$40,279	$36,291	$2,500	$2,346
No ACL for investment securities AFS was needed at December 31, 2024 or December 31, 2023. Declines in the fair value of the AFS investment portfolio are believed by management to be unrelated to credit losses. When evaluating an investment for credit loss, management considers, among other things, the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for the investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At December 31, 2024, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.
As of December 31, 2024, there were no past due principal and interest payments associated with the HTM securities. The Company monitors the credit quality of debt securities held to maturity quarterly through the use of credit ratings. However, the corporate bonds that are held to maturity have no credit rating and the corporate bonds in an unrealized loss position at December 31, 2024 are not material to the financial statements. There was an ACL of $12 and $17 on corporate bonds HTM at December 31, 2024 and December 31, 2023, respectively, which was calculated based on applying the long-term historical credit loss rate for similarly rated securities.
The following table presents the activity in the ACL for investment securities HTM by major security type for the year ended December 31, 2024 and December 31, 2023:

	For the Year Ended	For the Year Ended
Corporate Bonds	December 31, 2024	December 31, 2023
Balance at beginning of period	$17	$—
Impact of adopting ASC 326	—	18
Provision for credit losses on HTM investment securities	(5)	(1)
Investment securities charge-offs	—	—
Investment securities recoveries	—	—
Balance at end of period	$12	$17

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following table summarizes investment securities with unrealized losses at December 31, 2024 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Investment securities available for sale:
Asset-backed securities	$1,540	$(3)	$3,450	$(36)	$4,990	$(39)	3
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,412	(51)	2,718	(610)	7,130	(661)	3
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	15,286	(3,341)	15,286	(3,341)	7
Total investment securities available for sale	$5,952	$(54)	$21,454	$(3,987)	$27,406	$(4,041)	13

Investment securities held to maturity:
Corporate bonds	$416	$(84)	$1,930	$(70)	$2,346	$(154)	3
Total investment securities held to maturity	$416	$(84)	$1,930	$(70)	$2,346	$(154)	3

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
No investment securities were pledged as of December 31, 2024 or December 31, 2023, and there were no sales of investment securities for the year ended December 31, 2024 and the year ended December 31, 2023.
NOTE 4 – LOANS
Loans HFI, at amortized cost, at December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Real estate:
Residential	$330,870	$264,126
Commercial	305,721	293,595
Construction and land	32,914	26,272
Commercial and industrial	226,522	177,566
Commercial and industrial - PPP	941	3,202
Consumer and other	93,826	47,287
Loans HFI, at amortized cost, gross	990,794	812,048
Deferred loan costs, net	19,499	14,707
Discount on government guaranteed loans(1)	(8,306)	(7,040)
Premium on loans purchased, net	3,739	4,503
Allowance for credit losses	(15,512)	(13,497)
Net loans HFI, at amortized cost	$990,214	$810,721
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 5 - ALLOWANCE FOR CREDIT LOSSES
The following schedules present the activity in the ACL by loan segment for the year ended December 31, 2024 and December 31, 2023:

	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Unallocated	Total
Year Ended
December 31, 2024
Beginning Balance	$1,987	$1,818	$519	$6,579	$—	$2,594	$—	$13,497
Charge-offs	(20)	(60)	—	(10,956)	—	(2,938)	—	(13,974)
Recoveries	1	7	—	606	—	321	—	935
Provision	(787)	331	(12)	13,378	—	2,144	—	15,054
Ending Balance	$1,181	$2,096	$507	$9,607	$—	$2,121	$—	$15,512
December 31, 2023
Beginning Balance	$731	$956	$28	$6,182	$—	$1,090	$59	$9,046
Impact of adopting ASC 326	1,479	613	281	1,116	—	(323)	(59)	3,107
Charge-offs	—	(108)	—	(6,240)	(223)	(3,280)	—	(9,851)
Recoveries	8	87	—	435	—	334	—	864
Provision	(231)	270	210	5,086	223	4,773	—	10,331
Ending Balance	$1,987	$1,818	$519	$6,579	$—	$2,594	$—	$13,497
The Company calculates its ACL by estimating expected credit losses on a collective basis for loans that share similar risk characteristics. Loans that do not share similar risk characteristics with other loans are evaluated for credit losses on an individual basis. The Company uses a combination of modeled and non-modeled approaches that incorporate current and future economic conditions to estimate lifetime expected losses on a collective basis.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The ACL on unfunded loan commitments is based on estimates of probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity and loss rates as determined for pooled funded loans. As of December 31, 2024 and December 31, 2023, the ACL for unfunded commitments recorded in other liabilities was $516 and $839, respectively.
The following table presents the activity in the ACL for unfunded commitments for the year ended December 31, 2024 and December 31, 2023:

	For the Year Ended
	December 31, 2024	December 31, 2023
Balance at beginning of period	$839	$511
Impact of adopting ASC 326	—	213
Provision for credit losses on unfunded commitments	(323)	115
Unfunded commitments charge-offs	—	—
Unfunded commitments recoveries	—	—
Balance at end of period	$516	$839
The following tables present the principal balance of nonaccrual loans and loans past due over 89 days still on accrual by loan segment at December 31, 2024 and December 31, 2023. In the following tables, the principal balance does not include the government guaranteed balance or loans measured at fair value.

December 31, 2024	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days Still Accruing(1)
Real estate - residential	$—	$5,818	$—
Real estate - commercial	2,709	2,052	—
Commercial and industrial	—	2,696	—
Consumer and other	—	—	295
Total	$2,709	$10,566	$295

December 31, 2023	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days Still Accruing(1)
Real estate - residential	$—	$4,654	$583
Real estate - commercial	—	1,159	—
Commercial and industrial	—	1,587	—
Consumer and other	—	—	282
Total	$—	$7,400	$865
(1) Excludes loans measured at fair value. See Note 6. Fair Value for additional information.
A financial asset is considered collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
credit quality indicators like appraised value. The following tables present the principal balance of individually analyzed collateral dependent loans by loan portfolio segment as of December 31, 2024 and December 31, 2023:

December 31, 2024	Type of Collateral	ACL
	Real Estate
Real estate - commercial	$2,709	$—
.

December 31, 2023	Type of Collateral	ACL
	Business Assets
Commercial and industrial	$390	$255

The following table presents the aging of the principal balance of past due loans HFI at amortized cost at December 31, 2024 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$1,049	$5,818	$6,867	$324,003	$330,870
Real estate - commercial	1,857	4,492	6,349	299,372	305,721
Real estate - construction and land	—	—	—	32,914	32,914
Commercial and industrial	3,572	1,561	5,133	221,389	226,522
Commercial and industrial - PPP	—	—	—	941	941
Consumer and other	417	295	712	93,114	93,826
Total	$6,895	$12,166	$19,061	$971,733	$990,794
(1) $10,429 of balances 30-89 days past due and $3,407 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee. Of those loans, $135 of commercial and industrial PPP loans were delinquent as of December 31, 2024.

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

Modifications to Borrowers Experiencing Financial Difficulty
For the year ended December 31, 2024 and December 31, 2023, there were no loan modifications to borrowers experiencing financial difficulty and no loan modifications that subsequently defaulted during the period.

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
The table below sets forth principal balance for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at December 31, 2024 and gross write offs for the year ended December 31, 2024:

						Revolving	Revolving
						Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$58,597	$67,244	$67,994	$46,851	$52,733	$2,430	$—	$295,849
Special mention	153	919	2,890	538	489	15	—	5,004
Substandard	—	2,971	857	99	941	—	—	4,868
Doubtful	—	—	—	—	—	—	—	—
Total real estate - commercial loans, at amortized cost, gross	58,750	71,134	71,741	47,488	54,163	2,445	—	305,721
Gross write offs	—	—	60	—	—	—	—	60

Real estate - construction and land
Risk Rating
Pass	1,947	18,261	9,891	2,815	—	—	—	32,914
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate - construction and land loans, at amortized cost, gross	1,947	18,261	9,891	2,815	—	—	—	32,914
Gross write offs	—	—	—	—	—	—	—	—

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

						Revolving	Revolving
						Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial and industrial
Risk Rating
Pass	84,402	40,301	32,982	10,715	36,641	8,778	—	213,819
Special mention	189	1,991	3,003	682	3,696	—	—	9,561
Substandard	31	1,464	725	—	626	116	—	2,962
Doubtful	—	93	—	7	80	—	—	180
Total commercial and industrial loans, at amortized cost, gross	84,622	43,849	36,710	11,404	41,043	8,894	—	226,522
Gross write offs	—	3,286	3,210	361	4,099	—	—	10,956

Commercial and industrial - PPP
Risk Rating
Pass	—	—	—	135	302	—	—	437
Special mention	—	—	—	—	504	—	—	504
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial - PPP loans, at amortized cost, gross	—	—	—	135	806	—	—	941
Gross write offs	—	—	—	—	—	—	—	—
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The Company considers the performance of the loan portfolio to determine its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan by payment activity. The following table presents the principal balance at December 31, 2024 in residential and consumer loans based on payment activity as well as gross write offs for the year ended December 31, 2024.

						Revolving	Revolving
						Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$29,086	$26,473	$65,598	$32,235	$26,395	$145,265	$—	$325,052
Nonperforming	—	—	3,565	293	—	1,960	—	5,818
Total real estate - residential loans, at amortized cost, gross	29,086	26,473	69,163	32,528	26,395	147,225	—	330,870
Gross write offs	—	—	—	—	20	—	—	20

Consumer and other
Payment Performance
Performing	59,591	21,860	9,840	603	53	1,584	—	93,531
Nonperforming	84	—	186	—	—	25	—	295
Total consumer and other loans, at amortized cost, gross	59,675	21,860	10,026	603	53	1,609	—	93,826
Gross write offs	—	236	2,351	35	316	—	—	2,938
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
Government Guaranteed Loan Servicing Rights: The fair value of government guaranteed loan servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. There were no government guaranteed loan servicing rights carried at fair value at December 31, 2024 and December 31, 2023. On a quarterly basis, government guaranteed loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the cost. If the carrying amount exceeds fair value, impairment is recorded.
Assets measured at fair value on a recurring basis at December 31, 2024 are summarized below. There were no liabilities carried at fair value on a recurring basis at December 31, 2024.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$36,291	$—	$36,291
Government guaranteed loans HFI, at fair value	—	—	60,833	60,833
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
Financial Instruments Recorded Using Fair Value Option
The Company elected the fair value option for certain of its government guaranteed loans HFI as the Company believed that fair value was the best indicator of the resolution of those loans at that time. Depending on market conditions and liquidity needs of the Company, management determines whether it is advantageous to hold or sell government guaranteed loans on a loan-by-loan basis. The portion of these loans guaranteed by the government are generally readily marketable in the secondary market and the portion of the loans that are not guaranteed may be sold periodically to other third party financial institutions. Interest income on these loans is recorded based on the contractual term of the loan and in accordance with the Company’s policy on other loans HFI.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of HFI government guaranteed loans measured at fair value at December 31, 2024 and December 31, 2023.

	December 31, 2024
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$15,136	$15,075	$61	$—	$—	$—	$—	$—	$—
Commercial and industrial	45,697	46,981	(1,284)	1,491	2,630	(1,139)	—	—	—
Total loans HFI, at fair value	$60,833	$62,056	$(1,223)	$1,491	$2,630	$(1,139)	$—	$—	$—

	December 31, 2023
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$19,219	$19,156	$63	$—	$—	$—	$—	$—	$—
Commercial and industrial	72,289	68,777	3,512	485	585	(100)	162	182	(20)
Total loans HFI, at fair value	$91,508	$87,933	$3,575	$485	$585	$(100)	$162	$182	$(20)
(1) The nonaccrual and 90 days or more past due loan balances do not include the portion of government guaranteed loan balances.
The total amount of net gains and losses from changes in fair value and interest income included in earnings for the year ended December 31, 2024 and December 31, 2023 for government guaranteed loans HFI, at fair value, were as follows:

	Year Ended December 31,
	2024	2023
Interest income	$9,530	$5,254
Change in fair value	9,843	15,718
Total gain, net	$19,373	$20,972
Changes in fair value for government guaranteed loans HFI, at fair value, were included in Government guaranteed loans fair value gain on the Consolidated Statements of Income.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The table below presents a reconciliation of government guaranteed loans HFI, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the year ended December 31, 2024 and December 31, 2023:

	Year Ended December 31,
	2024	2023
Balance of government guaranteed loans HFI at fair value, beginning of period	$91,508	$27,078
New government guaranteed originations at fair value	105,754	195,182
Loans sold	(141,080)	(139,784)
Principal payments	(5,192)	(6,686)
Total fair value gains during the period	9,843	15,718
Balance of government guaranteed loans HFI at fair value, end of period	$60,833	$91,508
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
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of government guaranteed loans HFI that fall within Level 3 of the fair value hierarchy at December 31, 2024 and December 31, 2023:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
December 31, 2024
Government guaranteed loans HFI, at fair value	$60,833	Discounted	Discount rate	6.07%-9.57% (8.69%)
		cash flow	Conditional prepayment rate	0.00%-18.13% (11.61%)
December 31, 2023
Government guaranteed loans HFI, at fair value	$91,508	Discounted	Discount rate	7.36%-10.86% (8.74%)
		cash flow	Conditional prepayment rate	10.38%-15.69% (13.91%)
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
Assets measured at fair value on a nonrecurring basis (Level 3) at December 31, 2024 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount
Individually evaluated loans	$2,709	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Other real estate owned	$132	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Repossessed assets	$36	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Assets measured at fair value on a nonrecurring basis (Level 3) at December 31, 2023 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount
Individually evaluated loans	$135	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at December 31, 2024 and December 31, 2023 are as follows:

		December 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$77,788	$77,788	$58,385	$58,385
Time deposits in banks	2	2,270	2,212	4,646	4,561
Investment securities held to maturity	2	2,488	2,346	2,484	2,263
Nonmarketable equity securities, at cost	2	4,526	4,526	4,770	4,770
Loans HFI, at amortized cost	3	990,214	986,406	810,721	786,350
Accrued interest receivable	2	9,155	9,155	7,130	7,130
Government guaranteed loan servicing rights	3	16,534	19,473	14,959	16,318
Liabilities:
Noninterest-bearing deposit accounts	2	$101,743	$101,743	$93,708	$93,708
Interest-bearing transaction accounts	2	256,793	256,793	259,422	259,422
Savings and money market deposit accounts	2	474,425	474,425	373,000	373,000
Time deposits	2	310,268	307,925	259,008	255,372
FHLB borrowings	2	—	—	10,000	10,000
Subordinated debentures	2	5,956	5,511	5,949	5,215
Notes payable	2	1,934	1,919	2,389	2,369
Accrued interest payable	2	1,036	1,036	882	882
NOTE 7 – GOVERNMENT GUARANTEED LOAN SERVICING ACTIVITIES
At December 31, 2024 and December 31, 2023, the principal balance of government guaranteed loans, excluding PPP loans, retained by the Company was $425,963 and $395,877, respectively, of which $148,543 and $181,459 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of government guaranteed loans serviced for others requiring recognition of a servicing asset were $1,056,665 and $855,756 at December 31, 2024 and December 31, 2023, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Activity for government guaranteed loan servicing rights for the year ended December 31, 2024 and December 31, 2023 follows:

	Year Ended
	December 31, 2024	December 31, 2023
Beginning of period	$14,959	$10,906
Additions	7,833	8,560
Amortization	(6,258)	(4,507)
End of period	$16,534	$14,959
The fair value of government guaranteed loan servicing rights was $19,473 and $16,318 at December 31, 2024 and December 31, 2023, respectively. Fair value was determined using a weighted average discount rate of 14.63% and a weighted average prepayment speed of 11.97% at December 31, 2024. Fair value was determined using a weighted average discount rate of 14.50% and a weighted average prepayment speed of 11.42% at December 31, 2023. The government guaranteed loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain on sale of government guaranteed loans for the year ended December 31, 2024 and December 31, 2023:

	Year Ended
	December 31, 2024	December 31, 2023
Gain on sale of guaranteed portion of government guaranteed loans	$20,419	$16,852
Loss on sale of unguaranteed portion of government guaranteed loans	—	(759)
Costs recognized on sale of government guaranteed loans	—	(100)
Fair value of loan servicing rights created	7,833	8,560
Gain on sale of government guaranteed loans, net	$28,252	$24,553
NOTE 8 - PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Land and improvements	$5,530	$6,491
Building and improvements	25,130	22,557
Leasehold improvements	3,176	3,127
Furniture, fixtures, and equipment	7,987	7,205
Fixed assets in process	37	6,882
Total premises and equipment	41,860	46,262
Accumulated depreciation and amortization	(8,611)	(7,388)
Net premises and equipment (1)	$33,249	$38,874
(1)There were no premises and equipment assets classified as assets from discontinued operations as of December 31, 2024 or December 31, 2023.
Depreciation and amortization expense was $2,464 and $2,245 for the year ended December 31, 2024 and December 31, 2023, respectively.
In December 2024, the Company sold 2 Bank owned branch buildings with a book value of $4,851, for a gain on sale of $11,649. These branch buildings were subsequently leased back to the Company and are reflected in Note 9 - Leases.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 9 – LEASES
On December 23, 2024, the Bank agreed to a sale-leaseback transaction with Mountainseed Real Estate Services, LLC (the “Buyer”), pursuant to which the Bank sold to the Buyer two properties owned and operated as branch locations (the “Properties”) for an aggregate purchase price of $15,000, including customary closing adjustments. On December 31, 2024, the Bank also entered into triple net lease agreements (the “Lease Agreements”) with the Buyer under which the Bank leases each of the Properties, and pursuant to which the Bank is responsible for the insurance, real estate taxes, and maintenance and repairs for each of the properties. Each of the Lease Agreements became effective upon the closing and have an initial term of 15 years. The Bank’s obligations under the Lease Agreements are guaranteed by BayFirst Financial Corp.
As the rate implicit in the leases generally is not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
For the year ended December 31, 2024 and December 31, 2023, the components of total lease cost and supplemental information related to operating leases were as follows:

	Year Ended December 31,
	2024	2023
Operating lease cost	$948	$1,202
Short-term lease cost	118	(88)
Total lease cost, net (1)	$1,066	$1,114
(1) Includes lease costs reported as discontinued operations of $131 and $136 for the year ended December 31, 2024 and December 31, 2023, respectively.

	Year Ended December 31,
	2024	2023
Gain on sale-leaseback transaction, net	$11,649	$—
Cash flows related to operating lease liabilities	813	1,149
Right-of-use assets obtained in exchange for new operating lease liabilities	14,276	—
At December 31, 2024, the weighted average discount rate of operating leases was 6.84% and the weighted average remaining life of operating leases was 13.17 years.
The future minimum lease payments for operating leases, subsequent to December 31, 2024, as recorded on the balance sheet, are summarized as follows:

2025	$2,032
2026	2,119
2027	1,751
2028	1,313
2029	1,339
Thereafter	14,961
Total undiscounted lease payments	$23,515
Less: imputed interest	(9,005)
Net lease liabilities	$14,510

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 10 - DEPOSITS
The amount of each of the following categories of deposits at December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
Noninterest-bearing deposit accounts	$101,743	$93,708
Interest-bearing transaction accounts	256,793	259,422
Money market accounts	455,519	355,946
Savings accounts	18,906	17,054
Subtotal	832,961	726,130
Total time deposits	310,268	259,008
Total deposits	$1,143,229	$985,138
The aggregate amount of time deposits in denominations of $250 or more at December 31, 2024 and December 31, 2023 was approximately $204,425 and $107,969, respectively. At December 31, 2024 the scheduled maturities of total time deposits were as follows:

Year
2025	$279,253
2026	27,675
2027	1,128
2028	507
2029	1,705
Thereafter	—
Total	$310,268
NOTE 11 – OTHER BORROWINGS
At December 31, 2024, the Company had no borrowings from the FHLB or FRB. There were $10,000 of borrowings at 5.57% from the FHLB and no borrowings from the FRB at December 31, 2023.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the Bank were to obtain would be secured by a blanket lien on $350,255 of real estate-related loans as of December 31, 2024. Based on this collateral and the Bank's holdings of FHLB stock, the Bank was eligible to borrow up to $184,717 from the FHLB at December 31, 2024.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $69,833 of commercial loans as of December 31, 2024. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Bank was eligible to borrow up to $49,527 from the FRB at December 31, 2024.
The Company has $6,000 of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years which is June 30, 2026. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term after June 30, 2026. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5,956 and $5,949 at December 31, 2024 and December 31, 2023, respectively.
The Company has a term note with quarterly principal and interest payments with interest at Prime (7.50% at December 31, 2024). The note matures on March 10, 2029 and the balance of the note was $1,934 and $2,389 at December 31, 2024 and December 31, 2023, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note. As of December 31, 2024, the Company was in compliance with all financial debt covenants.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 12 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock grants and stock options. Total compensation cost charged against income related to the Equity Plan was $479 and $651 for the year ended December 31, 2024 and December 31, 2023, respectively.
Restricted Stock
The Company awarded shares of restricted common stock to certain employees and directors for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.
A summary of changes in the Company’s nonvested restricted shares for the year ended December 31, 2024 and December 31, 2023 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2024	52,195	$18.75
Granted	30,650	11.70
Vested	(34,235)	(18.36)
Forfeited	(1,125)	(16.05)
Nonvested at December 31, 2024	47,485	$14.54

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2023	22,000	$21.52
Granted	46,175	18.30
Vested	(13,935)	(20.01)
Forfeited	(2,045)	(19.41)
Nonvested at December 31, 2023	52,195	$18.75
At December 31, 2024, there was $384 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 1.1 years. The total fair value of shares vested during the year ended December 31, 2024 and December 31, 2023 was $440 and $252, respectively.
Stock Options
The Equity Plan permits the grant of stock options to the Company’s employees and directors for up to 15% of the total number of shares of Company common stock issued and outstanding, up to 1,500,000 shares. Option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The market price of the Company’s common stock is the closing sales price of the Common Stock on Nasdaq on the date of the grant. Those option awards generally have a vesting period of 5 years for employees and 3 years for directors and have 10-year contractual terms.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
A summary of the activity in the Equity Plan for the year ended December 31, 2024 and December 31, 2023 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	367,033	$15.68
Forfeited	(2,970)	(15.52)
Outstanding at December 31, 2024	364,063	$15.68	4.65	$—
Vested and exercisable at December 31, 2024	349,385	$15.71	4.61	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	405,688	$15.67
Exercised	(30,375)	(15.71)
Forfeited	(8,280)	(15.46)
Outstanding at December 31, 2023	367,033	$15.68	5.67	$—
Vested and exercisable at December 31, 2023	322,902	$15.79	5.53	$—
There were no options granted during the year ended December 31, 2024 or December 31, 2023. Total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan was $21 at December 31, 2024. This cost is expected to be recognized over a weighted average period of 0.4 years.
NOTE 13 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. For the year ended December 31, 2024, there were no shares issued. For the year ended December 31, 2023, 10,589 shares were issued at an average of $14.98 per share.
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the year ended December 31, 2024 and December 31, 2023 was $23 and $27, respectively.
The Company has a Salary Continuation Agreement (the “Agreement”) with the Company’s retired CEO. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. The liability recorded for the Agreement was $327 and $351 at December 31, 2024 and December 31, 2023, respectively, and the related expense for the year ended December 31, 2024 was $1 and the related expense for the year ended December 31, 2023 was $15. Payments began in July 2024 as a result of the retirement of the CEO on December 31, 2023.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of each employee’s salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. There was no match of contributions in 2024. Expense recognized in relation to the 401(k) plan was $961 and $906 for the year ended December 31, 2024 and December 31, 2023, respectively.
The Company has an ESOP for eligible employees. Each year, the Company’s Board of Directors may approve a discretionary percentage of employees’ salaries to be contributed to the ESOP for eligible employees. In 2021, the ESOP trust acquired 14,154 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 5,662 unallocated shares with a fair value of $76 and 8,493 unallocated shares with a fair value of $111 remaining as of December 31, 2024 and December 31, 2023, respectively. The ESOP trust’s outstanding loan, which is secured by the unallocated shares, bears a fixed interest rate equal to the Prime Rate as of the note date, which was 3.25%. The note requires an annual payment of principal and interest through December 2026. The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the ESOP. As a result of the exit of affected participants from the plan, the plan acquired 23,383 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 14,030 unallocated shares with a fair value of $189 and 18,706 unallocated shares with a fair value of $244 remaining as of December 31, 2024 and December 31, 2023, respectively. The ESOP trust was issued a five year loan bearing an interest rate equal to the Prime Rate as of the note date, which was 8.25% and adjusts annually as of the first day of each succeeding calendar year to reflect the Prime Rate as of the first business day of the calendar year. The note requires an annual payment of principal and interest through December 2027. The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The Board did not approve any contributions in 2024. There was $43 of expense related to the ESOP for the year ended December 31, 2024 and $133 expense for the year ended December 31, 2023.
NOTE 14 – INCOME TAXES
Income tax expense (benefit) for the year ended December 31, 2024 and December 31, 2023 was as follows:

	2024	2023
Current tax provision from continuing operations:
Federal	$3,554	$—
State	950	—
Total current tax provision from continuing operations	4,504	—
Deferred expense (benefit) from continuing operations:
Federal	(171)	1,758
State	(18)	361
Total deferred expense from continuing operations	(189)	2,119
Income tax expense from continuing operations	4,315	2,119
Income tax benefit from discontinued operations	(23)	$(70)
Total	$4,292	$2,049
The effective tax rate differed from the federal statutory rate of 21% in 2024 and 2023. The summary of the differences are as follows:

	2024	2023
Federal tax based on federal corporate statutory rate	$3,571	$1,698
State tax, net of federal effect	732	361
Changes resulting from:
BOLI income	(150)	(134)
Nondeductible Expenses	93	141
Other, net	69	53
Income tax expense from continuing operations	4,315	2,119
Income tax expense (benefit) from discontinued operations	(23)	(70)
Total income tax expense	$4,292	$2,049

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Deferred tax assets and liabilities at December 31, 2024 and December 31, 2023 were due to the following:

	2024	2023
Deferred tax assets:
Allowance for credit losses	$4,106	$3,636
Net operating loss carryforward	16	2,161
Deferred loan fees	288	226
Discount on loans sold	1,159	643
Unrealized loss on available for sale securities	1,032	1,041
Operating lease liabilities	3,684	821
Accrued bonuses	288	393
Fair value adjustments on HFI government guaranteed loans and HFS loans	311	—
Other	1,050	1,202
Total gross deferred tax assets	11,934	10,123
Deferred tax liabilities:
Fair value adjustments on HFI government guaranteed loans and HFS loans	—	(906)
Government guaranteed loan servicing rights	(4,197)	(3,794)
Deferred loan costs	(2,955)	(3,956)
Right-of-use operating lease assets	(4,015)	(701)
Depreciation	(1,068)	(1,248)
Total gross deferred tax liabilities	(12,235)	(10,605)
Net deferred tax asset (liabilities)	$(301)	$(482)
At December 31, 2024, the Company had no federal net operating loss carryforward and $16 of state net operating loss carryforward. At December 31, 2023, the Company had $1,787 of federal net operating loss carryforward and $374 of state net operating loss carryforward. The net operating loss carryforwards do not expire.
The Company and its subsidiary file a consolidated U.S. Corporation federal income tax return which is subject to examination by taxing authorities for the years 2021 and later. There were no unrecognized tax benefits at December 31, 2024, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense when applicable. The Company did not record any interest and penalties for 2024 and 2023.
NOTE 15 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met all capital adequacy requirements to which it was subject at December 31, 2024 and December 31, 2023.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s classification.
In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and included a transition option that allows banking organizations to phase in, over a three year period, the day one adverse effects of adoption on their regulatory capital ratios (three year transition option). In connection with the adoption of ASC

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
326 on January 1, 2023, the Company recognized an after-tax cumulative effect reduction to retained earnings. The Company elected to adopt the three year transition option and the deferral has been applied in capital ratios presented below. Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2024:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$124,420	12.14%	$81,985	8.00%	$102,482	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$111,586	10.89%	$61,489	6.00%	$81,985	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$111,586	10.89%	$46,117	4.50%	$66,613	6.50%
Tier 1 Capital
(to Average Assets)	$111,586	8.82%	$50,579	4.00%	$63,224	5.00%
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2023:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$114,256	13.03%	$70,169	8.00%	$87,711	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$103,274	11.77%	$52,627	6.00%	$70,169	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$103,274	11.77%	$39,470	4.50%	$57,012	6.50%
Tier 1 Capital
(to Average Assets)	$103,274	9.38%	$44,024	4.00%	$55,030	5.00%
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
NOTE 16 – RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates during 2024 and 2023 were as follows:

	2024	2023
Balance at January 1	$5,042	$5,649
New loans	4,566	38
Repayments	(348)	(645)
Balance at December 31	$9,260	$5,042
Deposits from principal officers, directors, and their affiliates at December 31, 2024 and December 31, 2023 were $5,015 and $8,337, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The Company leases a portion of an office building from a related party of a Company Director. Rent payments related to these leases amounted to $692 and $709 for the year ended December 31, 2024 and December 31, 2023, respectively.
The Company entered into transactions during the normal course of business with an insurance agency that is a related party of two Company Directors. Payments to the insurance agency amounted to $374 and $405 for the year ended December 31, 2024 and December 31, 2023, respectively.
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
The contractual amounts of financial instruments with off-balance sheet risk at December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Unfunded loan commitments	$21,174	$7,392
Unused lines of credit	199,411	178,440
Standby letters of credit	276	186
All unused lines of credit at December 31, 2024 and December 31, 2023 were variable rate lines of credit and the majority of unfunded loan commitments at December 31, 2024 and December 31, 2023 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on peer historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At December 31, 2024 and December 31, 2023, ACL for off-balance sheet loan commitments totaled $516 and $839, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 18 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2024 and December 31, 2023:

	Year Ended December 31,
	2024	2023
Basic:
Income from continuing operations	$12,672	$5,915
Loss from discontinued operations	(69)	(213)
Net income	12,603	5,702
Less: Preferred stock dividends	1,541	965
Net income available to common shareholders	$11,062	$4,737
Weighted average common shares outstanding	4,133,082	4,100,114

Basic earnings (loss) per common share:
Continuing operations	$2.69	$1.21
Discontinued operations	(0.01)	(0.05)
Total	$2.68	$1.16

Diluted:
Income from continuing operations	$12,672	$5,915
Loss from discontinued operations	(69)	(213)
Net income	12,603	5,702
Less: Preferred stock dividends	1,541	965
Add: Series B preferred stock and preferred C stock dividends	966	389
Net income available to common shareholders	$12,028	$5,126
Weighted average common shares outstanding for basic earnings per common share	4,133,082	4,100,114
Add: Dilutive effects of conversion of Series B preferred stock and Preferred C to common stock	455,426	481,099
Add: Dilutive effects of assumed exercises of stock options and warrants	—	604
Average shares and dilutive potential common shares	4,588,509	4,581,817

Diluted earnings (loss) per common share:
Continuing operations	$2.64	$1.17
Discontinued operations	(0.02)	(0.05)
Total	$2.62	$1.12
-
The following securities outstanding at December 31, 2024 and December 31, 2023 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of earnings (loss) per share are antidilutive:

	Year Ended December 31,
	2024	2023
Common stock options	365,680	372,892

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 19 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of BayFirst Financial Corp. follows:

BALANCE SHEETS - PARENT COMPANY
	December 31,
	2024	2023
Assets:
Cash on deposit with subsidiary	$479	$954
Loans to bank subsidiary	—	17
Investment in subsidiary	117,669	107,737
Other assets	1,044	911
Total Assets	$119,192	$109,619
Liabilities:
Subordinated debentures	$5,956	$5,949
Notes payable	1,934	2,389
Accrued interest payable	10	13
Accrued expenses and other liabilities	372	561
Total liabilities	8,272	8,912
Stockholders' equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding; aggregate liquidation preference of $3,210	3,123	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 6,446 shares issued and outstanding; aggregate liquidation preference of $6,446	6,446	6,446
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,132,986 and 4,110,470 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	54,764	54,521
Accumulated other comprehensive loss, net	(2,956)	(2,981)
Unearned compensation	(752)	(958)
Retained earnings	44,134	34,395
Total stockholders' equity	110,920	100,707
Total liabilities and stockholders' equity	$119,192	$109,619

STATEMENTS OF INCOME - PARENT COMPANY
	For the Year Ended December 31,
	2024	2023
Income:
Dividend and interest income from bank subsidiary	$3,775	$2,525
Expense:
Interest expense	459	496
Other expenses	362	993
Total expense	821	1,489
Income before taxes and equity in earnings of subsidiary	2,954	1,036
Income tax benefits	(220)	(376)
Income before equity in earnings of subsidiary	3,174	1,412
Equity in undistributed earnings of subsidiary	9,429	4,290
Net income	$12,603	$5,702

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

STATEMENTS OF CASH FLOWS - PARENT COMPANY
	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$12,603	$5,702
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings from subsidiary	(9,429)	(4,290)
Amortization of debt issuance costs	7	7
Change in other assets	(133)	(765)
Change in other liabilities and accrued interest payable	(251)	255
Net cash provided by operating activities	2,797	909
Cash flows from investing activities:
Loan origination and payments, net	—	36
Capital infusion to subsidiaries	—	(4,335)
Net cash used in investing activities	—	(4,299)
Cash flows from financing activities:
Net increase of loans to bank subsidiary	17	35
Payments on notes payable	(455)	(455)
Repayment of subordinated debt	—	(50)
Proceeds from issuance of preferred stock, net	—	6,446
Proceeds from sale of common stock, net	(23)	289
Share buyback - redeemed stock	—	(13)
Unearned ESOP shares allocation	53	(189)
Dividends paid on common stock	(1,323)	(1,313)
Dividends paid on preferred stock	(1,541)	(965)
Net cash provided by (used in) financing activities	(3,272)	3,785
Net change in cash	(475)	395
Cash at beginning of year	954	559
Cash at end of year	$479	$954

NOTE 20 - SEGMENT INFORMATION
The Company’s revenue is primarily derived from the business of banking. The Company’s financial performance is monitored on a consolidated basis by senior management, who are considered to be the Bank’s Chief Operating Decision Maker (“CODM”). Senior management includes the following officers of the Company: Chief Executive Officer; President, Chief Operating Officer; and Executive Vice President, Chief Financial Officer.
All of the Company’s financial results are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by branch location or department, the Company’s CODM evaluates financial performance on a Company-wide basis. The majority of the Company’s revenue is from the business of banking, and the Company’s branch locations have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by the CODM to be aggregated in one reportable operating segment.
Financial performance is measured monthly and the primary measures of performance are net income, net interest income, noninterest income, and significant operating expenses detailed below. The Company evaluates budget to actual results in assessing the Company’s segment. The allocation of resources throughout the Company is based on consolidated profitability. The presentation of financial performance is consistent with amounts and financial statement line items shown in the Company’s consolidated balance sheets and consolidated statements of income. Additionally, the Company’s

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include compensation, occupancy and equipment, data processing, professional services, and loan origination and collection expenses.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of December 31, 2024, the last day of the period covered by this Annual Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2024, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is set forth under the headings “Proposal 1 – Election of Directors”, “Meetings”, and “Nominating Committee” appearing in the Company’s Proxy Statement for the 2025 annual meeting of shareholders to be filed within 120 days after December 31, 2024, which is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this item is set forth under the headings "Executive and Director Compensation” appearing in the Company's Proxy Statement for the 2025 annual meeting of shareholders to be filed within 120 days after December 31, 2024, which is incorporated herein by reference.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under the equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2024. The Company does not have any outstanding warrants. Additional information regarding stock incentive plans is presented in Note 12 to the consolidated financial statements included pursuant to Item 8 to this Form 10-K.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	364,063	$15.68	69,077
Equity compensation plans not approved by security holders	—	—	—
Total	364,063	$15.68	69,077
Other information required by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” appearing in the Company’s Proxy Statement for the 2025 annual meeting of shareholders to be filed within 120 days after December 31, 2024, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the headings “Transactions with Related Persons” and “Director Independence” appearing in the Company’s Proxy Statement for the 2025 annual meeting of shareholders to be filed within 120 days after December 31, 2024, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item is set forth under the heading "Fees Paid to Auditors” and “Audit Committee Report" appearing in the Company's Proxy Statement for the 2025 annual meeting of shareholders to be filed with the SEC within 120 days after December 31, 2024, which is incorporated herein by reference. The Independent Registered Public Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Tampa, Florida.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Part IV
ITEM 15. EXHIBITS
(a)Exhibits.

Exhibit Number	Exhibit Name
*3.1	Amended and Restated Articles of Incorporation
*3.2	Bylaws
*3.3	Amendment to Bylaws, dated August 22, 2019
*3.4	Amendment to Articles of Incorporation, dated September 7, 2023
*4.1	Form of common stock certificate
*4.2	Form of Series A Preferred Stock certificate
*4.3	Form of Series B Convertible Preferred Stock certificate
*4.4	Form of Series C Cumulative Convertible Preferred Stock certificate
*10.1	Amended and Restated 2017 Equity Incentive Plan
*10.2	Form of Stock Option Agreement under Amended and Restated 2017 Equity Incentive Plan
*10.3	Form of Restricted Stock Award Grant Notice under Amended and Restated 2017 Equity Incentive Plan
*10.4	Form of Restricted Stock Unit Award Grant Notice under Amended and Restated 2017 Equity Incentive Plan
*10.5	Amended and Restated Dividend Reinvestment and Stock Purchase Plan
*10.6	2015 Non-Qualified Employee Stock Purchase Plan Amended and Restated, dated January 25, 2022
*10.7	First Amendment to 2015 Non-Qualified Employee Stock Purchase Plan
*10.8	Business Loan Agreement with First National Bankers Bank, dated March 10, 2021
*10.9	Form of 4.5% Fixed-to-Floating Subordinated Note Due 2021 issued on June 30, 2021
*10.10	Employment Agreement with Thomas G. Zernick, dated October 20, 2021
*10.11	Employment Agreement with Robin L. Oliver, dated October 20, 2021
*10.12	Employment Agreement with Scott J. McKim, dated July 24, 2023
*10.13	Form of Master Lease by and between BayFirst National Bank and Mountainseed Real Estate Services, LLC
*14.1	Code of Ethics
19.0	Insider Trading and Confidentiality Policy
*21.1	Subsidiaries of Registrant
23.1	Consent of Forvis Mazars, LLP
31.1	Principal Executive Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
31.2	Principal Financial Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
*97	Executive Incentive Compensation Clawback Policy
101
Financial information from the Company’s Annual Report on Form 10-K for the year ended
December 31, 2024, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
•Incorporated by reference

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

BAYFIRST FINANCIAL CORP.

Date:	March 24, 2025

By:	/s/ Thomas G. Zernick
Thomas G. Zernick
Chief Executive Officer (Principal Executive Officer)

Date:	March 24, 2025

By:	/s/ Scott J. McKim
Scott J. McKim
Chief Financial Officer (Principal Financial Officer)

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Derek S. Berset Derek S. Berset	Director	3/24/2025
/s/ Mark S. Berset Mark S. Berset	Director	3/24/2025
/s/ Dennis R. DeLoach, III Dennis R. DeLoach, III	Director	3/24/2025
/s/ Alexander Harris Alexander Harris	Director	3/24/2025
/s/ Anthony N. Leo Anthony N. Leo	Director	3/24/2025
/s/ Scott J. McKim Scott J. McKim	Chief Financial Officer (Principal Financial Officer)	3/24/2025
/s/ Christos Politis, M.D. Christos Politis, M.D.	Director	3/24/2025
/s/ Anthony Saravanos Anthony Saravanos	Director	3/24/2025
/s/ Bradly W. Spoor Bradly W. Spoor	Director	3/24/2025
/s/ Rhonda S. Tudor Rhonda S. Tudor	Chief Accounting Officer (Principal Accounting Officer)	3/24/2025
/s/ Sheryl WuDunn Sheryl WuDunn	Director	3/24/2025
/s/ Thomas G. Zernick Thomas G. Zernick	Chief Executive Officer and Director (Principal Executive Officer)	3/24/2025
/s/ Barbara Zipperian Barbara Zipperian	Director	3/24/2025