Form 10-Q
period 2025-03-31
BayFirst Financial Corp.
filed 2025-05-13
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 4,129,027 shares of common stock as of May 8, 2025.

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

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Part I - Financial Information
Item 1. Financial Statements

	March 31, 2025	December 31, 2024	(1)
ASSETS	(Unaudited)
Cash and due from banks	$6,517	$4,499
Interest-bearing deposits in banks	56,637	73,289
Cash and cash equivalents	63,154	77,788
Time deposits in banks	2,025	2,270
Investment securities available for sale, at fair value (amortized cost: $39,507 and $40,279 at March 31, 2025 and December 31, 2024, respectively)	36,318	36,291
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $12 and $12 (fair value: $2,356 and $2,346 at March 31, 2025 and December 31, 2024, respectively)	2,488	2,488
Nonmarketable equity securities	5,480	4,526
Government guaranteed loans HFI, at fair value	57,901	60,833
Loans HFI, at amortized cost	1,026,916	1,005,726
Allowance for credit losses on loans	(16,513)	(15,512)
Net loans HFI, at amortized cost	1,010,403	990,214
Accrued interest receivable	9,153	9,155
Premises and equipment, net	32,769	33,249
Loan servicing rights	16,460	16,534
Right-of-use operating lease assets	15,484	15,814
Bank owned life insurance	26,696	26,513
Other real estate owned	132	132
Other assets	13,494	12,490
Total assets	$1,291,957	$1,288,297
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposit accounts	$106,236	$101,743
Interest-bearing transaction accounts	261,074	256,793
Savings and money market deposit accounts	467,766	474,425
Time deposits	293,191	310,268
Total deposits	1,128,267	1,143,229
FHLB borrowings	20,000	—
Subordinated debentures	5,957	5,956
Notes payable	1,820	1,934
Accrued interest payable	1,053	1,036
Operating lease liabilities	14,102	14,510
Deferred income tax liabilities	648	301
Accrued expenses and other liabilities	10,025	10,411
Total liabilities	1,181,872	1,177,377

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS CONTINUED
(Dollars in thousands, except per share data)

	March 31, 2025	December 31, 2024	(1)
Shareholders’ equity:	(Unaudited)
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at March 31, 2025 and December 31, 2024; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at March 31, 2025 and December 31, 2024; aggregate liquidation preference of $3,210	3,123	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 6,446 shares issued and outstanding at March 31, 2025 and December 31, 2024; aggregate liquidation preference of $6,446	6,446	6,446
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,129,027 and 4,132,986 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	54,657	54,764
Accumulated other comprehensive loss, net	(2,378)	(2,956)
Unearned compensation	(1,006)	(752)
Retained earnings	43,082	44,134
Total shareholders’ equity	110,085	110,920
Total liabilities and shareholders’ equity	$1,291,957	$1,288,297

(1) Derived from audited consolidated financial statements

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Interest income:
Loans, including fees	$19,751	$18,228
Interest-bearing deposits in banks and other	934	959
Total interest income	20,685	19,187
Interest expense:
Deposits	9,431	10,215
Borrowings	255	230
Total interest expense	9,686	10,445
Net interest income	10,999	8,742
Provision for credit losses	4,400	4,058
Net interest income after provision for credit losses	6,599	4,684
Noninterest income:
Loan servicing income, net	736	795
Gain on sale of government guaranteed loans, net	7,327	8,089
Service charges and fees	449	444
Government guaranteed loans fair value gain (loss), net	(755)	3,305
Government guaranteed loan packaging fees	716	1,407
Other noninterest income	278	228
Total noninterest income	8,751	14,268
Noninterest expense:
Salaries and benefits	7,998	8,005
Bonus, commissions, and incentives	71	1,571
Occupancy and equipment	1,634	1,110
Data processing	2,045	1,560
Marketing and business development	487	588
Professional services	732	1,349
Loan origination and collection	1,035	1,719
Employee recruiting and development	617	597
Regulatory assessments	339	282
Other noninterest expense	855	992
Total noninterest expense	15,813	17,773
Income (loss) from continuing operations before income taxes	(463)	1,179
Income tax expense (benefit) from continuing operations	(128)	296
Net income (loss) from continuing operations	(335)	883

Loss from discontinued operations before income taxes	—	(78)
Income tax benefit from discontinued operations	—	(19)
Net loss from discontinued operations	—	(59)

Net income (loss)	(335)	824
Preferred stock dividends	385	385
Net income available to (loss attributable to) common shareholders	$(720)	$439

BAYFIRST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) CONTINUED (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Basic earnings (loss) per common share:
Continuing operations	$(0.17)	$0.12
Discontinued operations	—	(0.01)
Total basic earnings (loss) per common share	$(0.17)	$0.11

Diluted earnings (loss) per common share:
Continuing operations	$(0.17)	$0.12
Discontinued operations	—	(0.01)
Total diluted earnings (loss) per common share	$(0.17)	$0.11
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(335)	$824
Net unrealized gains (losses) on investment securities available for sale	799	(274)
Deferred income tax (expense) benefit	(221)	67
Other comprehensive income (loss), net	578	(207)
Comprehensive income	$243	$617
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2024	$6,161	$3,123	$6,446	$53,563	$(2,981)	$34,395	$100,707
Net income	—	—	—	—	—	824	824
Unearned ESOP shares allocation	—	—	—	(44)	—	—	(44)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	52	—	—	52
Stock option expense	—	—	—	13	—	—	13
Other comprehensive loss, net	—	—	—	—	(207)	—	(207)
Dividends declared on:
Preferred stock	—	—	—	—	—	(385)	(385)
Common stock ($0.08 per share)	—	—	—	—	—	(331)	(331)
Balance at March 31, 2024	$6,161	$3,123	$6,446	$53,584	$(3,188)	$34,503	$100,629

Balance at January 1, 2025	$6,161	$3,123	$6,446	$54,012	$(2,956)	$44,134	$110,920
Net loss	—	—	—	—	—	(335)	(335)
Repurchase of common stock	—	—	—	(335)	—	—	(335)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	(31)	—	—	(31)
Stock option expense	—	—	—	5	—	—	5
Other comprehensive income, net	—	—	—	—	578	—	578
Dividends declared on:			—
Preferred stock	—	—	—	—	—	(385)	(385)
Common stock ($0.08 per share)	—	—	—	—	—	(332)	(332)
Balance at March 31, 2025	$6,161	$3,123	$6,446	$53,651	$(2,378)	$43,082	$110,085

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss) from continuing operations	$(335)	$883
Net loss from discontinued operations	—	(59)
Net income (loss)	(335)	824
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets	553	551
Net securities premium amortization	19	30
Amortization of debt issuance costs	1	1
Amortization of premium on loans purchased, net	322	232
Provision for credit losses	4,400	4,058
Accretion of discount on unguaranteed loans	(882)	(590)
Deferred tax expense (benefit)	(189)	288
Origination of government guaranteed loans held for sale	—	(2,226)
Proceeds from sales of government guaranteed loans held for sale	76,557	134,029
Net gains on sales of government guaranteed loans	(7,327)	(8,089)
Change in fair value of government guaranteed loans HFI, at fair value	755	(3,305)
Amortization of loan servicing rights	1,726	1,395
Non-qualified stock purchase plan expense	5	7
Stock based compensation expense	(26)	65
Income from bank owned life insurance	(183)	(174)
Changes in:
Accrued interest receivable	2	(495)
Other assets	(359)	(2,309)
Accrued interest payable	17	716
Other liabilities	(892)	(1,430)
Net cash provided by operating activities of continuing operations	74,164	123,637
Net cash used in operating activities of discontinued operations	—	(102)
Net cash provided by operating activities	74,164	123,535
Cash flows from investing activities:
Purchase of investment securities available for sale	(2,480)	(4,458)
Principal payments on investment securities available for sale	733	1,215
Call of investment securities held to maturity	2,500	—
Net purchase of nonmarketable equity securities	(954)	(458)
Purchase of time deposits in banks	(5)	—
Maturity of time deposits in banks	250	1,646
Purchase of government guaranteed loans	—	(1,429)
Loan originations, net	(92,636)	(146,224)
Purchase of premises and equipment	(73)	(1,004)
Net cash used in investing activities	(92,665)	(150,712)

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (UNAUDITED) (Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Net change in deposits	(14,962)	22,177
Net increase in short-term borrowings	20,000	5,000
Payments on notes payable	(114)	(113)
Proceeds from issuance of common stock for benefit plans, net	(5)	(7)
Common share buyback - redeemed stock	(335)	—
Unearned ESOP shares	—	(44)
Dividends paid on common stock	(332)	(331)
Dividends paid on preferred stock	(385)	(385)
Net cash provided by financing activities	3,867	26,297
Net change in cash and cash equivalents	(14,634)	(880)
Cash and cash equivalents, beginning of period	77,788	58,385
Cash and cash equivalents, end of period	$63,154	$57,505
Supplemental cash flow information
Interest paid	$9,669	$9,729
Income taxes paid	—	9
Supplemental noncash disclosures
Net change in unrealized holding gains (losses) on investment securities available for sale, net of tax effect	578	(207)
Transfer of government guaranteed loans HFI to loans HFS	70,882	128,118
Transfer of loans HFI to OREO	—	404
Recognition of right of use asset in exchange for new operating lease liabilities	—	296
See accompanying notes.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include BayFirst Financial Corp. and its wholly owned subsidiary, BayFirst National Bank (“the Bank”), together referred to as “the Company”.
These unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles followed within the financial services industry for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information or notes required for complete financial statements. The consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements of BayFirst Financial Corp. for that date.
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
Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2024 in the Company’s Annual Report filed on Form 10-K. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
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
Contingencies: Due to the nature of their activities, the Company is at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2025. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2025 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU was issued to enhance the transparency and decision usefulness of income tax

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
disclosures. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Retrospective application in all prior periods is permitted. The amendments in this standard will be effective for the Company for annual periods beginning after December 15, 2025. The Company is currently assessing the impact of this standard and does not expect it to have a material impact on the Company’s consolidated financial statements.
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
NOTE 2 – DISCONTINUED OPERATIONS
During the third quarter of 2022, the Company discontinued the Bank’s nationwide residential mortgage loan production operations. The decision was based on a number of strategic priorities and other factors, including the precipitous decline in mortgage volumes and the uncertain outlook for mortgage lending over future periods. As a result of these actions, the Company classified the operations of the residential mortgage lending division as discontinued under ASC 205-20. There were no assets or liabilities at March 31, 2025 and December 31, 2024 or operating results for the current period.
The following presents operating results of the discontinued operations of the residential mortgage lending division for the three months ended March 31, 2024:

Three Months Ended March 31,
2024
Noninterest expense	$78
Loss from discontinued operations before income taxes	(78)
Income tax benefit	(19)
Net loss from discontinued operations	$(59)
NOTE 3 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale and investment securities held to maturity at March 31, 2025 and December 31, 2024 as well as the ACL for investment securities held to maturity at March 31, 2025 and December 31, 2024 are summarized as follows:

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$4,740	$4	$(21)	$4,723
Mortgage-backed securities:
U.S. Government-sponsored enterprises	10,211	137	(535)	9,813
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	18,221	—	(2,816)	15,405
Corporate bonds	6,335	42	—	6,377
Total investment securities available for sale	$39,507	$183	$(3,372)	$36,318

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Corporate bonds	$2,500	$—	$(144)	$2,356	$12
Total investment securities held to maturity	$2,500	$—	$(144)	$2,356	$12

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$5,029	$—	$(39)	$4,990
Mortgage-backed securities:
U.S. Government-sponsored enterprises	7,791	—	(661)	7,130
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	18,627	—	(3,341)	15,286
Corporate bonds	8,832	53	—	8,885
Total investment securities available for sale	$40,279	$53	$(4,041)	$36,291

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Mortgage-backed securities:
Corporate bonds	$2,500	$—	$(154)	$2,346	$12
Total investment securities held to maturity	$2,500	$—	$(154)	$2,346	$12
`
The amortized cost and fair value of investment securities as of March 31, 2025 are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One to five years	$6,335	$6,377	$1,500	$1,485
Five to ten years	6,058	6,084	1,000	871
Beyond ten years	27,114	23,857	—	—
Total	$39,507	$36,318	$2,500	$2,356
No ACL for investment securities AFS was needed at March 31, 2025 or December 31, 2024. Declines in the fair value of the AFS investment portfolio are believed by management to be unrelated to credit losses. When evaluating an investment for credit loss, management considers, among other things, the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for the investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At March 31, 2025, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
As of March 31, 2025, there were no past due principal and interest payments associated with the HTM securities. The Company monitors the credit quality of debt securities held to maturity quarterly through the use of credit ratings. However, the corporate bonds that are held to maturity have no credit rating and the corporate bonds in an unrealized loss position at March 31, 2025 are not material to the financial statements. There was an ACL of $12 on corporate bonds HTM at March 31, 2025 and December 31, 2024, which was calculated based on applying the long-term historical credit loss rate for similarly rated securities.
The following table presents the activity in the ACL for investment securities HTM by major security type for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended	For the Three Months Ended
Corporate Bonds	March 31, 2025	March 31, 2024
Balance at beginning of period	$12	$17
Provision for credit losses on HTM investment securities	—	(3)
Investment securities charge-offs	—	—
Investment securities recoveries	—	—
Balance at end of period	$12	$14
The following table summarizes investment securities with unrealized losses at March 31, 2025 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Investment securities available for sale:
Asset-backed securities	$—	$—	$3,205	$(21)	$3,205	$(21)	2
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	2,730	(535)	2,730	(535)	2
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	15,405	(2,816)	15,405	(2,816)	7
Total investment securities available for sale	$—	$—	$21,340	$(3,372)	$21,340	$(3,372)	11

Investment securities held to maturity:
Corporate bonds	$—	$—	$2,356	$(144)	$2,356	$(144)	3
Total investment securities held to maturity	$—	$—	$2,356	$(144)	$2,356	$(144)	3

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following table summarizes investment securities with unrealized losses at December 31, 2024 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Investment securities available for sale:
Asset-backed securities	$1,540	$(3)	$3,450	$(36)	$4,990	$(39)	3
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,412	(51)	2,718	(610)	7,130	(661)	3
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	15,286	(3,341)	15,286	(3,341)	7
Corporate bonds	—	—	—	—	—	—	0
Total investment securities available for sale	$5,952	$(54)	$21,454	$(3,987)	$27,406	$(4,041)	13

Investment securities held to maturity:
Corporate bonds	$416	$(84)	$1,930	$(70)	$2,346	$(154)	3
Total investment securities held to maturity	$416	$(84)	$1,930	$(70)	$2,346	$(154)	3
No investment securities were pledged as of March 31, 2025 or December 31, 2024, and there were no sales of investment securities for the three months ended March 31, 2025 or March 31, 2024.
NOTE 4 – LOANS
Loans HFI, excluding loans measured at fair value, at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Real estate:
Residential	$339,886	$330,870
Commercial	296,351	305,721
Construction and land	46,740	32,914
Commercial and industrial	234,384	226,522
Commercial and industrial - PPP	457	941
Consumer and other	93,889	93,826
Loans HFI, excluding loans measured at fair value, gross	1,011,707	990,794
Deferred loan costs, net	20,521	19,499
Discount on government guaranteed loans(1)	(8,727)	(8,306)
Premium on loans purchased, net	3,415	3,739
Allowance for credit losses	(16,513)	(15,512)
Net loans HFI, excluding loans measured at fair value	$1,010,403	$990,214
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 5 - ALLOWANCE FOR CREDIT LOSSES
The following schedules present the activity in the ACL by loan segment for the three months ended March 31, 2025 and March 31, 2024:

Three Months Ended	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and Other	Total
March 31, 2025
Beginning Balance	$1,181	$2,096	$507	$9,607	$2,121	$15,512
Charge-offs	(7)	(130)	—	(2,966)	(493)	(3,596)
Recoveries	20	—	—	193	82	295
Provision	(46)	195	302	3,544	307	4,302
Ending Balance	$1,148	$2,161	$809	$10,378	$2,017	$16,513
March 31, 2024
Beginning Balance	$1,987	$1,818	$519	$6,579	$2,594	$13,497
Charge-offs	—	—	—	(2,924)	(978)	(3,902)
Recoveries	—	2	—	130	118	250
Provision	199	(62)	144	3,055	725	4,061
Ending Balance	$2,186	$1,758	$663	$6,840	$2,459	$13,906
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
See Note 1 and Note 5 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ACL methodology in the December 31, 2024 Form 10-K.
The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The ACL on unfunded loan commitments is based on estimates of probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity and loss rates as determined for pooled funded loans. As of March 31, 2025 and December 31, 2024, the ACL for unfunded commitments recorded in other liabilities was $614 and $516, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following table presents the activity in the ACL for unfunded commitments for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Balance at beginning of period	$516	$839
Provision for credit losses on unfunded commitments	98	—
Unfunded commitments charge-offs	—	—
Unfunded commitments recoveries	—	—
Balance at end of period	$614	$839
The following tables present the principal balance of nonaccrual loans and loans past due over 89 days still on accrual by loan segment at March 31, 2025 and December 31, 2024. In the following tables, the principal balance does not include the government guaranteed balance or loans measured at fair value.

March 31, 2025	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days Still Accruing(1)
Real estate - residential	$—	$7,065	$60
Real estate - commercial	2,709	2,061	—
Real estate - construction and land	—	814
Commercial and industrial	—	2,142	—
Consumer and other	—	84	143
Total	$2,709	$12,166	$203

December 31, 2024	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days Still Accruing(1)
Real estate - residential	$—	$5,818	$—
Real estate - commercial	2,709	2,052	—
Commercial and industrial	—	2,696	—
Consumer and other	—	—	295
Total	$2,709	$10,566	$295
(1) Excludes loans measured at fair value. See Note 6. Fair Value for additional information.
A financial asset is considered collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
credit quality indicators like appraised value. The following tables present the principal balance of individually analyzed collateral dependent loans by loan portfolio segment as of March 31, 2025 and December 31, 2024:

March 31, 2025	Type of Collateral	ACL
	Real Estate
Real estate - commercial	$2,709	$—
.

December 31, 2024	Type of Collateral	ACL
	Real Estate
Real estate - commercial	$2,709	$—

The following table presents the aging of the principal balance of past due loans HFI at amortized cost at March 31, 2025 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$2,130	$6,983	$9,113	$330,773	$339,886
Real estate - commercial	1,662	4,591	6,253	290,098	296,351
Real estate - construction and land	—	814	814	45,926	46,740
Commercial and industrial	4,623	1,859	6,482	227,902	234,384
Commercial and industrial - PPP	—	—	—	457	457
Consumer and other	1,369	227	1,596	92,293	93,889
Total	$9,784	$14,474	$24,258	$987,449	$1,011,707
(1) $4,131 of balances 30-89 days past due and $8,854 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee. Of those loans, $135 of commercial and industrial PPP loans were delinquent as of March 31, 2025.

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

Modifications to Borrowers Experiencing Financial Difficulty
For the three months ended March 31, 2025 and the year ended December 31, 2024, there were no loan modifications to borrowers experiencing financial difficulty and no loan modifications that subsequently defaulted during the period.

/

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

/

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The table below sets forth principal balance for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at March 31, 2025 and gross write offs for the three months ended March 31, 2025:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$12,938	$53,638	$53,805	$67,031	$46,563	$48,221	$3,032	$—	$285,228
Special mention	—	81	500	3,908	496	262	15	—	5,262
Substandard	—	—	2,841	856	140	2,024	—	—	5,861
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans, at amortized cost, gross	12,938	53,719	57,146	71,795	47,199	50,507	3,047	—	296,351
Gross write offs	—	—	130	—	—	—	—	—	130

Real estate - construction and land
Risk Rating
Pass	1,663	7,912	25,917	9,091	1,087	—	256	—	45,926
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	814	—	—	—	—	—	814
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction and land loans, at amortized cost, gross	1,663	7,912	26,731	9,091	1,087	—	256	—	46,740
Gross write offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Risk Rating
Pass	40,835	60,067	38,354	31,397	10,246	32,390	7,642	—	220,931
Special mention	—	524	2,500	3,042	744	3,957	—	—	10,767
Substandard	—	—	1,288	686	16	493	116	—	2,599
Doubtful	—	—	—	—	8	79	—	—	87
Total commercial and industrial loans, at amortized cost, gross	40,835	60,591	42,142	35,125	11,014	36,919	7,758	—	234,384
Gross write offs	—	567	1,057	542	37	763	—	—	2,966

/

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial and industrial - PPP
Risk Rating
Pass	—	—	—	—	135	322	—	—	457
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial - PPP loans, at amortized cost, gross	—	—	—	—	135	322	—	—	457
Gross write offs	—	—	—	—	—	—	—	—	—
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

/

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

/

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The Company considers the performance of the loan portfolio to determine its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan by payment activity. The following table presents the principal balance at March 31, 2025 in residential and consumer loans based on payment activity as well as gross write offs for the three months ended March 31, 2025.

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$3,150	$35,706	$25,633	$70,476	$22,029	$16,242	$159,525	$—	$332,761
Nonperforming	—	—	607	1,401	914	2,750	1,453	—	7,125
Total real estate - residential loans, at amortized cost, gross	3,150	35,706	26,240	71,877	22,943	18,992	160,978	—	339,886
Gross write offs	—	—	—	7	—	—	—	—	7

Consumer and other
Payment Performance
Performing	5,098	57,404	20,963	8,062	436	52	1,647	—	93,662
Nonperforming	—	84	19	124	—	—	—	—	227
Total consumer and other loans, at amortized cost, gross	5,098	57,488	20,982	8,186	436	52	1,647	—	93,889
Gross write offs	—	119	6	365	1	2	—	—	493
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

/

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
Government Guaranteed Loan Servicing Rights: The fair value of government guaranteed loan servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. There were no government guaranteed loan servicing rights carried at fair value at March 31, 2025 and December 31, 2024. On a quarterly basis, government guaranteed loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the cost. If the carrying amount exceeds fair value, impairment is recorded.
Assets measured at fair value on a recurring basis at March 31, 2025 are summarized below. There were no liabilities carried at fair value on a recurring basis at March 31, 2025.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$36,318	$—	$36,318
Government guaranteed loans HFI, at fair value	—	—	57,901	57,901
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of HFI government guaranteed loans measured at fair value at March 31, 2025 and December 31, 2024.

	March 31, 2025
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$18,065	$17,748	$317	$671	$676	$(5)	$—	$—	$—
Commercial and industrial	39,836	42,812	(2,976)	1,255	3,753	(2,498)	—	—	—
Total loans HFI, at fair value	$57,901	$60,560	$(2,659)	$1,926	$4,429	$(2,503)	$—	$—	$—

	December 31, 2024
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$15,136	$15,075	$61	$—	$—	$—	$—	$—	$—
Commercial and industrial	45,697	46,981	(1,284)	1,491	2,630	(1,139)	—	—	—
Total loans HFI, at fair value	$60,833	$62,056	$(1,223)	$1,491	$2,630	$(1,139)	$—	$—	$—
(1) The nonaccrual and 90 days or more past due loan balances do not include the portion of government guaranteed loan balances.
The total amount of net gains and losses from changes in fair value and interest income included in earnings for the three months ended March 31, 2025 and March 31, 2024 for government guaranteed loans HFI, at fair value, were as follows:

	Three Months Ended March 31,
	2025	2024
Interest income	$1,777	$2,308
Change in fair value	(755)	3,305
Total gain, net	$1,022	$5,613
Changes in fair value for government guaranteed loans HFI, at fair value, were included in Government guaranteed loans fair value gain (loss), net on the Consolidated Statements of Income.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The table below presents a reconciliation of government guaranteed loans HFI, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
	2025	2024
Balance of government guaranteed loans HFI at fair value, beginning of period	$60,833	$91,508
New government guaranteed originations at fair value	4,760	37,107
Loans sold	(5,606)	(53,442)
Principal payments	(1,331)	(709)
Total fair value gains (losses) during the period	(755)	3,305
Balance of government guaranteed loans HFI at fair value, end of period	$57,901	$77,769
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
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of government guaranteed loans HFI that fall within Level 3 of the fair value hierarchy at March 31, 2025 and December 31, 2024:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
March 31, 2025
Government guaranteed loans HFI, at fair value	$57,901	Discounted	Discount rate	5.36%-9.11% (8.24%)
		cash flow	Conditional prepayment rate	0.00%-20.16% (12.56%)
December 31, 2024
Government guaranteed loans HFI, at fair value	$60,833	Discounted	Discount rate	6.07%-9.57% (8.69%)
		cash flow	Conditional prepayment rate	0.00%-18.13% (11.61%)
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
Assets measured at fair value on a nonrecurring basis (Level 3) at March 31, 2025 are summarized below:

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
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at March 31, 2025 and December 31, 2024 are as follows:

		March 31, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$63,154	$63,154	$77,788	$77,788
Time deposits in banks	2	2,025	2,005	2,270	2,212
Investment securities held to maturity	2	2,488	2,356	2,488	2,346
Nonmarketable equity securities, at cost	2	5,480	5,480	4,526	4,526
Loans HFI, at amortized cost	3	1,010,403	1,010,753	990,214	986,406
Accrued interest receivable	2	9,153	9,153	9,155	9,155
Government guaranteed loan servicing rights	3	16,460	19,454	16,534	19,473
Liabilities:
Noninterest-bearing deposit accounts	2	$106,236	$106,236	$101,743	$101,743
Interest-bearing transaction accounts	2	261,074	261,074	256,793	256,793
Savings and money market deposit accounts	2	467,766	467,766	474,425	474,425
Time deposits	2	293,191	293,191	310,268	307,925
FHLB borrowings	2	20,000	20,000	—	—
Subordinated debentures	2	5,957	5,526	5,956	5,511
Notes payable	2	1,820	1,806	1,934	1,919
Accrued interest payable	2	1,053	1,053	1,036	1,036
NOTE 7 – GOVERNMENT GUARANTEED LOAN SERVICING ACTIVITIES
At March 31, 2025 and December 31, 2024, the principal balance of government guaranteed loans, excluding PPP loans, retained by the Company was $422,195 and $425,963, respectively, of which $140,381 and $148,543 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of government guaranteed loans serviced for others requiring recognition of a servicing asset were $1,065,754 and $1,056,665 at March 31, 2025 and December 31, 2024, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Activity for government guaranteed loan servicing rights for the three months ended March 31, 2025 and March 31, 2024 follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Beginning of period	$16,534	$14,959
Additions	1,652	2,178
Amortization	(1,726)	(1,395)
End of period	$16,460	$15,742
The fair value of government guaranteed loan servicing rights was $19,454 and $19,473 at March 31, 2025 and December 31, 2024, respectively. Fair value was determined using a weighted average discount rate of 14.50% and a weighted average prepayment speed of 12.17% at March 31, 2025. Fair value was determined using a weighted average discount rate of 14.63% and a weighted average prepayment speed of 11.97% at December 31, 2024. The government guaranteed loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain on sale of government guaranteed loans for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Gain on sale of guaranteed portion of government guaranteed loans	$5,675	$5,911
Fair value of loan servicing rights created	1,652	2,178
Gain on sale of government guaranteed loans, net	$7,327	$8,089
NOTE 8 – LEASES
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
For the three months ended March 31, 2025 and March 31, 2024, the components of total lease cost and supplemental information related to operating leases were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$605	$259
Short-term lease cost	31	9
Total lease cost, net (1)	$636	$268
(1) There were no lease costs reported as discontinued operations for the three months ended March 31, 2025 and $61 for the three months ended March 31, 2024.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Cash flows related to operating lease liabilities	$276	$243
Right-of-use assets obtained in exchange for new operating lease liabilities	—	296
At March 31, 2025, the weighted average discount rate of operating leases was 6.90% and the weighted average remaining life of operating leases was 13.09 years.
The future minimum lease payments for operating leases, subsequent to March 31, 2025, as recorded on the balance sheet, are summarized as follows:

2025	$1,464
2026	2,119
2027	1,751
2028	1,313
2029	1,339
Thereafter	14,961
Total undiscounted lease payments	$22,947
Less: imputed interest	(8,845)
Net lease liabilities	$14,102
NOTE 9 – OTHER BORROWINGS
At March 31, 2025, the Company had $20,000 of borrowings at 4.57% from the FHLB and no borrowings from the FRB. There were no borrowings from the FHLB or FRB at December 31, 2024.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the Bank were to obtain would be secured by a blanket lien on $350,389 of real estate-related loans as of March 31, 2025. Based on this collateral and the Bank's holdings of FHLB stock, the Bank was eligible to borrow up to $163,762 from the FHLB at March 31, 2025.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $68,009 of commercial loans as of March 31, 2025. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Bank was eligible to borrow up to $48,344 from the FRB at March 31, 2025.
The Company has $6,000 of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years which is June 30, 2026. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term after June 30, 2026. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5,957 and $5,956 at March 31, 2025 and December 31, 2024, respectively.
The Company has a term note with quarterly principal and interest payments with interest at Prime (7.50% at March 31, 2025). The note matures on March 10, 2029 and the balance of the note was $1,820 and $1,934 at March 31, 2025 and December 31, 2024, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note. As of March 31, 2025, the Company was in compliance with all financial debt covenants.
NOTE 10 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock grants and stock options. Total compensation cost charged against income related to the Equity Plan was $69 and $62 for the three months ended March 31, 2025 and March 31, 2024, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Restricted Stock
The Company awarded shares of restricted common stock to certain employees and directors for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.
A summary of changes in the Company’s nonvested restricted shares for the three months ended March 31, 2025 and March 31, 2024 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2025	47,485	$14.54
Granted	20,500	15.93
Vested	(24,225)	(13.23)
Forfeited	(340)	(14.50)
Nonvested at March 31, 2025	43,420	$15.93

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2024	52,195	$18.75
Granted	30,650	11.70
Vested	(28,710)	(18.50)
Forfeited	(330)	(16.06)
Nonvested at March 31, 2024	53,805	$14.88
At March 31, 2025, there was $647 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the three months ended March 31, 2025 and March 31, 2024 was $370 and $326, respectively.
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
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatility is based on an average of historical volatility of peer financial institutions. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
A summary of the activity in the Equity Plan for the three months ended March 31, 2025 and March 31, 2024 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	364,063	$15.68
Exercised	(1,050)	(14.67)
Outstanding at March 31, 2025	363,013	$15.68	4.40	$34
Vested and exercisable at March 31, 2025	357,688	$15.69	4.40	$34

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	367,033	$15.68
Forfeited	(390)	(14.82)
Outstanding at March 31, 2024	366,643	$15.68	5.41	$—
Vested and exercisable at March 31, 2024	321,957	$15.71	5.36	$—
There were no options granted during the three months ended March 31, 2025 or March 31, 2024. Total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan was $16 at March 31, 2025. This cost is expected to be recognized over a weighted average period of 0.8 years.
NOTE 11 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. For the three months ended March 31, 2025 and March 31, 2024, there were no shares issued.
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the three months ended March 31, 2025 and March 31, 2024 was $5 and $7, respectively.
The Company has a Salary Continuation Agreement (the “Agreement”) with the Company’s retired CEO. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. The liability recorded for the Agreement was $306 and $327 at March 31, 2025 and December 31, 2024, respectively, and the related expense for the three months ended March 31, 2025 was $3 and the related expense for the three months ended March 31, 2024 was $4. Payments began in July 2024 as a result of the retirement of the CEO on December 31, 2023.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of each employee’s salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. There was no match of contributions in 2024. Expense recognized in relation to the 401(k) plan was $264 and $345 for the three months ended March 31, 2025 and March 31, 2024, respectively.
The Company has an ESOP for eligible employees. Each year, the Company’s Board of Directors may approve a discretionary percentage of employees’ salaries to be contributed to the ESOP for eligible employees. In 2021, the ESOP trust acquired 14,154 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 5,662 unallocated shares with a fair value of $95 and 8,493 unallocated shares with a fair value of $110 remaining as of March 31, 2025 and March 31, 2024, respectively. The ESOP trust’s outstanding loan, which is secured by the unallocated shares, bears a fixed interest rate equal to the Prime Rate as of the note date, which was 3.25%. The note requires an annual payment of principal and interest through December 2026. The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the ESOP. As a result of the exit of affected

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
participants from the plan, the plan acquired 23,383 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 14,030 unallocated shares with a fair value of $235 and 18,706 unallocated shares with a fair value of $242 remaining as of March 31, 2025 and March 31, 2024, respectively. The ESOP trust was issued a five year loan bearing an interest rate equal to the Prime Rate as of the note date, which was 8.25% and adjusts annually as of the first day of each succeeding calendar year to reflect the Prime Rate as of the first business day of the calendar year. The note requires an annual payment of principal and interest through December 2027. The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The Board did not approve any contributions in 2024. There was $30 of expense related to the ESOP for the three months ended March 31, 2025 and $136 expense for the three months ended March 31, 2024.
NOTE 12 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met all capital adequacy requirements to which it was subject at March 31, 2025 and December 31, 2024.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s classification.
In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and included a transition option that allows banking organizations to phase in, over a three year period, the day one adverse effects of adoption on their regulatory capital ratios (three year transition option). In connection with the adoption of ASC 326 on January 1, 2023, the Company recognized an after-tax cumulative effect reduction to retained earnings. The Company elected to adopt the three year transition option and the deferral has been applied in capital ratios presented below. Actual and required capital amounts and ratios for the Bank are presented below at March 31, 2025:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$122,454	11.73%	$83,529	8.00%	$104,411	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$109,360	10.47%	$62,647	6.00%	$83,529	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$109,360	10.47%	$46,985	4.50%	$67,867	6.50%
Tier 1 Capital
(to Average Assets)	$109,360	8.56%	$51,104	4.00%	$63,880	5.00%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2024:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$124,420	12.14%	$81,985	8.00%	$102,482	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$111,586	10.89%	$61,489	6.00%	$81,985	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$111,586	10.89%	$46,117	4.50%	$66,613	6.50%
Tier 1 Capital
(to Average Assets)	$111,586	8.82%	$50,579	4.00%	$63,224	5.00%
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
The contractual amounts of financial instruments with off-balance sheet risk at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Unfunded loan commitments	$17,624	$21,174
Unused lines of credit	220,147	199,411
Standby letters of credit	259	276
All unused lines of credit at March 31, 2025 and December 31, 2024 were variable rate lines of credit and the majority of unfunded loan commitments at March 31, 2025 and December 31, 2024 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on peer historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At March 31, 2025 and December 31, 2024, ACL for off-balance sheet loan commitments totaled $614 and $516, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 14 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
	2025	2024
Basic:
Income (loss) from continuing operations	$(335)	$883
Loss from discontinued operations	—	(59)
Net income (loss)	(335)	824
Less: Preferred stock dividends	385	385
Net income available to (loss attributable to) common shareholders	$(720)	$439
Weighted average common shares outstanding	4,141,070	4,130,484

Basic earnings (loss) per common share:
Continuing operations	$(0.17)	$0.12
Discontinued operations	—	(0.01)
Total	$(0.17)	$0.11

Diluted:
Income (loss) from continuing operations	$(335)	$883
Loss from discontinued operations	—	(59)
Net income (loss)	(335)	824
Less: Preferred stock dividends	385	385
Add: Series B preferred stock and preferred C stock dividends	—	—
Net income available to (loss attributable to) common shareholders	$(720)	$439
Weighted average common shares outstanding for basic earnings per common share	4,141,070	4,130,484
Add: Dilutive effects of conversion of Series B preferred stock and Preferred C to common stock	—	—
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—
Average shares and dilutive potential common shares	4,141,070	4,130,484

Diluted earnings (loss) per common share:
Continuing operations	$(0.17)	$0.12
Discontinued operations	—	(0.01)
Total	$(0.17)	$0.11
-

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following securities outstanding at March 31, 2025 and March 31, 2024 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of earnings (loss) per share are antidilutive:

	Three Months Ended March 31,
	2025	2024
Common stock options	363,013	366,776
Convertible Series B preferred stock	3,210	3,210
Convertible Series C preferred stock	6,446	6,446
NOTE 15 - SEGMENT INFORMATION
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
Financial performance is measured monthly and the primary measures of performance are net income, net interest income, noninterest income, and significant operating expenses detailed below. The Company evaluates budget to actual results in assessing the Company’s segment. The allocation of resources throughout the Company is based on consolidated profitability. The presentation of financial performance is consistent with amounts and financial statement line items shown in the Company’s consolidated balance sheets and consolidated statements of income. Additionally, the Company’s significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include compensation, occupancy and equipment, data processing, professional services, and loan origination and collection expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is an analysis of the results of operations for the three months ended March 31, 2025 and March 31, 2024 and financial condition as of March 31, 2025 and December 31, 2024. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.
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
Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At March 31, 2025, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing the consolidated financial statements were the policies related to the ACL, fair value measurement of government guaranteed loan servicing rights and government guaranteed loans HFI at fair value, which are discussed more fully in the December 31, 2024 Form 10-K.
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
Recent Developments
Share Repurchase Program. The Company announced that its Board of Directors adopted a share repurchase program. Under the repurchase program, the Company may repurchase up to $2.0 million of the Company’s outstanding shares, over a period beginning on January 28, 2025, and continuing until the earlier of the completion of the repurchase, or December 31, 2025, or termination of the program by the Board of Directors. To date, the Company has purchased $335 thousand of shares through this share repurchase program.
Second Quarter Common Stock Dividend. On April 22, 2025, BayFirst’s Board of Directors declared a second quarter 2025 cash dividend of $0.08 per common share, payable June 15, 2025 to common shareholders of record as of June 1, 2025. The Company has continuously paid quarterly common stock cash dividends since 2016.
Second Quarter Preferred Series A Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $22.50 on the Series A Preferred Stock. The dividend will be payable July 1, 2025 to shareholders of record as of April 15, 2025. The amount and timing of the dividend is in accordance with the terms of the Series A Preferred Stock.
Second Quarter Preferred Series B Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $20.00 on the Series B Convertible Preferred Stock. The dividend will be payable July 1, 2025 to shareholders of record as of April 15, 2025. The amount and timing of the dividend is in accordance with the terms of the Series B Convertible Preferred Stock.
Second Quarter Preferred Series C Stock Dividend. BayFirst’s Board of Directors declared a quarterly cash dividend of $27.50 on the Series C Cumulative Convertible Preferred Stock. The dividend will be payable July 1, 2025 to shareholders of record as of April 15, 2025. The amount and timing of the dividend is in accordance with the terms of the Series C Cumulative Convertible Preferred Stock.

Selected Financial Data - Unaudited

	As of and for the Three Months Ended
(Dollars in thousands, except for share data)	3/31/2025	12/31/2024	3/31/2024
Income Statement Data:
Net interest income	$10,999	$10,653	$8,742
Provision for credit losses	4,400	4,546	4,058
Noninterest income	8,751	22,276	14,268
Noninterest expense	15,813	15,335	17,773
Income tax expense (benefit)	(128)	3,272	296
Net income (loss) from continuing operations	(335)	9,776	883
Net loss from discontinued operations	—	—	(59)
Net income (loss)	(335)	9,776	824
Preferred stock dividends	385	385	385
Net income available to (loss attributable to) common shareholders	$(720)	$9,391	$439
Balance Sheet Data:
Average loans HFI	$1,087,015	$1,077,504	$939,678
Average loans HFI at amortized cost	1,027,648	1,003,867	855,040
Average total assets	1,287,618	1,273,296	1,126,315
Average common shareholders’ equity	96,053	87,961	85,385
Total loans HFI	1,084,817	1,066,559	934,868
Total loans HFI, excluding government guaranteed loan balances	943,979	917,075	776,302
Allowance for credit losses	16,513	15,512	13,906
Total assets	1,291,957	1,288,297	1,144,194
Total deposits	1,128,267	1,143,229	1,007,315
Common shareholders’ equity	94,034	94,869	84,578
Per Share Data:
Basic earnings (loss) per common share	$(0.17)	$2.27	$0.11
Diluted earnings (loss) per common share	$(0.17)	$2.11	$0.11
Dividends per common share	$0.08	$0.08	$0.08
Book value per common share	$22.77	$22.95	$20.45
Tangible book value per common share(1)	$22.77	$22.95	$20.45
Performance Ratios:
Return on average assets(2)	(0.10)%	3.07%	0.29%
Return on average common equity(2)	(3.00)%	42.71%	2.06%
Net interest margin(2)	3.77%	3.60%	3.42%
Dividend payout ratio	(46.01)%	3.52%	75.27%
Asset Quality Data:
Net charge-offs	$3,301	$3,369	$3,652
Net charge-offs/average loans HFI at amortized cost(2)	1.28%	1.34%	1.71%
Nonperforming loans(3)	$24,806	$17,607	$9,877

	As of and for the Three Months Ended
(Dollars in thousands, except for share data)	3/31/2025	12/31/2024	3/31/2024
Nonperforming loans (excluding government guaranteed balance)(3)	$15,078	$13,570	$7,568
Nonperforming loans/total loans HFI(3)	2.42%	1.75%	1.15%
Nonperforming loans (excluding gov’t guaranteed balance)/total loans HFI(3)	1.47%	1.35%	0.88%
ACL/Total loans HFI at amortized cost	1.61%	1.54%	1.62%
Other Data:
Full-time equivalent employees	305	299	313
Banking centers	12	12	12
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
The following presents the calculation of the non-GAAP financial measures:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share (Unaudited)
	As of
(Dollars in thousands, except for share data)	March 31, 2025	December 31, 2024	March 31, 2024
Total shareholders’ equity	$110,085	$110,920	$100,629
Less: Preferred stock liquidation preference	(16,051)	(16,051)	(16,051)
Total equity available to common shareholders	94,034	94,869	84,578
Less: Goodwill	—	—	—
Tangible common shareholders' equity	$94,034	$94,869	$84,578

Common shares outstanding	4,129,027	4,132,986	4,134,914
Tangible book value per common share	$22.77	$22.95	$20.45
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
Net Income
The Company had net loss for the three months ended March 31, 2025 of $0.3 million, or $0.17 per diluted common share, compared to net income for the three months ended March 31, 2024 of $0.8 million, or $0.11 per diluted common share. The change from the first quarter of 2024 was due to a decrease in gain on sale of government guaranteed loans of $0.8 million, a decrease in government guaranteed loan fair value gains of $4.1 million, and a decrease in government guaranteed loan packaging fees of $0.7 million. This was partially offset by an increase in net interest income of $2.3 million and a decrease in noninterest expense of $2.0 million.
Net Interest Income
Net interest income from continuing operations was $11.0 million for the three months ended March 31, 2025, an increase from $8.7 million during the three months ended March 31, 2024. The increase was mainly due to a decrease in interest cost on deposits of $1.2 million, partially offset by a decrease in loan interest income, including fees, of $1.0 million.
Net interest margin was 3.77% for the first quarter of 2025, which represented an increase from 3.42% for the first quarter of 2024.

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

	Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$38,344	$368	3.89%	$42,897	$432	4.05%
Loans(1)	1,087,015	19,751	7.37	939,678	18,228	7.80
Other	58,111	566	3.95	44,953	527	4.72
Total interest-earning assets	1,183,470	20,685	7.09	1,027,528	19,187	7.51
Noninterest-earning assets	104,148			98,787
Total assets	$1,287,618			$1,126,315
Interest-bearing liabilities:
NOW, MMDA and savings	$719,600	$6,097	3.44	$632,934	$6,659	4.23
Time deposits	304,790	3,334	4.44	266,698	3,556	5.36
Other borrowings	21,364	255	4.84	20,292	230	4.56
Total interest-bearing liabilities	1,045,754	9,686	3.76	919,924	10,445	4.57
Demand deposits	103,875			92,273
Noninterest-bearing liabilities	25,885			12,682
Shareholders’ equity	112,104			101,436
Total liabilities and shareholders’ equity	$1,287,618			$1,126,315
Net interest income		$10,999			$8,742
Interest rate spread			3.33			2.94
Net interest margin (2)			3.77			3.42
Ratio of average interest-earning assets to average interest-bearing liabilities	113.17%			111.70%

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

(Dollars in thousands)	Rate	Volume	Total
Three Months Ended March 31, 2025 vs. March 31, 2024:
Interest-earning assets:
Investment securities	$(17)	$(47)	$(64)
Loans	(1,084)	2,607	1,523
Other interest-earning assets	(96)	134	38
Total interest-earning assets	(1,197)	2,694	1,497
Interest-bearing liabilities:
NOW, MMDA and savings	(1,371)	809	(562)
Time deposits	(673)	451	(222)
Other borrowings	13	12	25
Total interest-bearing liabilities	(2,031)	1,272	(759)
Net change in net interest income	$834	$1,422	$2,256
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
The Company recorded a provision for credit losses on loans for the three months ended March 31, 2025 of $4.4 million primarily due to net loan growth and higher than expected charge-offs resulting in higher provision expense based on ACL model output. This compared to a provision of $4.1 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, $3.3 million of net charge offs in loans were recorded compared to $3.7 million during the three months ended March 31, 2024.
Noninterest Income
The following table presents noninterest income from continuing operations for the three months ended March 31, 2025 and March 31, 2024.

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Noninterest income:
Loan servicing income, net	$736	$795
Gain on sale of government guaranteed loans, net	7,327	8,089
Service charges and fees	449	444
Government guaranteed loans fair value gain (loss), net	(755)	3,305
Government guaranteed loan packaging fees	716	1,407
Other noninterest income	278	228
Total noninterest income	$8,751	$14,268

Noninterest income from continuing operations was $8.8 million during the three months ended March 31, 2025, a decrease from $14.3 million during the three months ended March 31, 2024. The decrease was the result of decreases in gain on sale of government guaranteed loans of $0.8 million, fair value gains on government guaranteed loans of $4.1 million, and government guaranteed loan packaging fees of $0.7 million.
Noninterest Expense
The following table presents noninterest expense from continuing operations for the three months ended March 31, 2025 and March 31, 2024.

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Noninterest expense:
Salaries and benefits	$7,998	$8,005
Bonus, commissions, and incentives	71	1,571
Occupancy and equipment	1,634	1,110
Data processing	2,045	1,560
Marketing and business development	487	588
Professional services	732	1,349
Loan origination and collection	1,035	1,719
Employee recruiting and development	617	597
Regulatory assessments	339	282
Director compensation	176	118
Liability and fidelity bond insurance	143	145
ATM and interchange	109	148
Telecommunication	115	108
Other noninterest expense	312	473
Total noninterest expense	$15,813	$17,773
Noninterest expense from continuing operations was $15.8 million during the three months ended March 31, 2025, a decrease from $17.8 million during the three months ended March 31, 2024. The decrease in the first quarter of 2025, as compared to the first quarter of 2024, was primarily due to lower compensation expense of $1.5 million, professional fees of $0.6 million, and loan origination and collection expenses of $0.7 million. This was partially offset by higher occupancy expense of $0.5 million and data processing expense of $0.5 million.
Income Taxes
Income tax benefit from continuing operations was $128 thousand for the three months ended March 31, 2025, a decrease from income tax expense of $296 thousand for the three months ended March 31, 2024. There was no income tax expense from discontinued operations for the three months ended March 31, 2025, compared to income tax benefit of $19 thousand for the three months ended March 31, 2024.

Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available for sale as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Investment securities available for sale:
Asset-backed securities	$4,723	$4,990
Mortgage-backed securities:
U.S. Government-sponsored enterprises	9,813	7,130
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	15,405	15,286
Corporate bonds	6,377	8,885
Total investment securities available for sale	$36,318	$36,291
The net unrealized loss on the investment securities AFS at March 31, 2025 and December 31, 2024, was $3.2 million and $4.0 million, respectively.
The following table presents the amortized cost of the Company's investment securities portfolio classified as held to maturity as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Investment securities held to maturity:
Corporate bonds	$2,500	$2,500
Total investment securities held to maturity	$2,500	$2,500
There was a $12 thousand ACL on the corporate bonds HTM as of March 31, 2025 and December 31, 2024. The net unrealized loss on the investment securities HTM at March 31, 2025, was $144 thousand compared with a net unrealized loss on investment securities HTM of $154 thousand at December 31, 2024.
No investment securities were pledged as of March 31, 2025 or December 31, 2024, and there were no sales of investment securities for the three months ended March 31, 2025 or three months ended March 31, 2024.

The investment securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of March 31, 2025 and December 31, 2024. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	March 31, 2025
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$1,593	5.42%	$3,147	5.59%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	4,465	4.63	5,746	2.81
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	18,221	1.81
Corporate bonds	—	—	6,335	5.60	—	—	—	—
Total investment securities available for sale	$—	—%	$6,335	5.60%	$6,058	4.84%	$27,114	2.46%

	December 31, 2024
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$1,804	5.10%	$3,225	5.72%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	4,463	4.63	3,328	1.25
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	18,627	1.82
Corporate bonds	—	—	8,832	5.58	—	—	—	—
Total investment securities available for sale	$—	—%	$8,832	5.58%	$6,267	4.76%	$25,180	2.25%
The investment securities held to maturity presented in the following tables are reported at amortized cost and by contractual maturity as of March 31, 2025 and December 31, 2024. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities receive monthly principal payments, which are not reflected below.

	March 31, 2025
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
Loan Portfolio Composition
The Company offers a variety of products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of government guaranteed, commercial real estate, commercial business, residential mortgage, and consumer loans. Senior management and loan officers have continued to develop new sources of loan referrals, particularly among centers of local influence and real estate professionals, and have also enjoyed repeat business from loyal customers in the markets the Bank serves. The Bank has no concentration of credit in any industry that represents 10% or more of its loan portfolio. Additionally, the loan portfolio is well-diversified across major loan types with a low concentration of non owner-occupied commercial real estate loans which makes up 10% of the total portfolio. The following table sets forth the composition of its loan portfolio.

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans HFI:
Government guaranteed loans HFI, at fair value	$57,901		$60,833
Loans HFI, at amortized cost:
Residential real estate	339,886	33.5%	330,870	33.3%
Commercial real estate	296,351	29.3	305,721	30.9
Construction and land	46,740	4.6	32,914	3.3
Commercial and industrial	234,384	23.2	226,522	22.9
Commercial and industrial – PPP	457	—	941	0.1
Consumer and other	93,889	9.4	93,826	9.5
Loans HFI, at amortized cost, gross	1,011,707	100.0%	990,794	100.0%
Discount on government guaranteed loans	(8,727)		(8,306)
Premium on loans purchased, net	3,415		3,739
Deferred loan costs, net	20,521		19,499
Allowance for credit losses	(16,513)		(15,512)
Loans HFI, at amortized cost, net	1,010,403		990,214
Total loans HFI, net	$1,068,304		$1,051,047
For the three months ended March 31, 2025, the Bank originated $51.1 million in loans through conventional lending channels and $106.3 million in loans through its government guaranteed lending function. In addition, the Bank sold guaranteed loan balances of $72.5 million.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at March 31, 2025. Loan balances in this table include loans HFI at fair value, loans HFI at amortized cost, discount on retained balances of loans sold, premium and discount on loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$2,495	$788	$14,018	$323,183	$340,484
Commercial	3,956	4,899	50,008	260,977	319,840
Construction and land	2,444	3,548	9,036	31,712	46,740
Commercial and industrial	9,475	39,348	222,389	9,042	280,254
Commercial and industrial - PPP	457	—	—	—	457
Consumer and other	2,981	23,613	24,593	45,855	97,042
Total loans HFI	$21,808	$72,196	$320,044	$670,769	$1,084,817
The following table shows the loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at March 31, 2025.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$76,776	$261,213
Commercial	4,661	311,223
Construction and land	212	44,084
Commercial and industrial	15,844	254,935
Consumer and other	84,056	10,005
Total loans HFI	$181,549	$881,460
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
Nonperforming Assets. At March 31, 2025, the Company had $16.6 million in nonperforming assets, excluding government guaranteed loan balances. The ACL represented 1.61% of total loans HFI at amortized cost. At March 31, 2024, the Company had $8.7 million in nonperforming assets, excluding government guaranteed loan balances. The ACL represented 1.62% of total loans HFI at amortized cost. The increase in nonperforming assets was partially the result of a nonaccrual loan for $2.7 million that is fully secured and there was no ACL allocated. Total loans HFI at March 31, 2025 and March 31, 2024 included government guaranteed loans and loans measured at fair value, which had no reserves allocated to them. ACL as a percentage of loans HFI at amortized cost, not including government guaranteed loan balances, was 1.84% at March 31, 2025, compared to 1.88% at March 31, 2024.
The following table sets forth certain information on nonaccrual loans, loans 90 days or more past due, and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	March 31, 2025	March 31, 2024	December 31, 2024
Nonperforming loans (government guaranteed balances), at amortized cost, gross	$9,728	$2,309	$4,037
Nonperforming loans (unguaranteed balances), at amortized cost, gross	15,078	7,568	13,570
Total nonperforming loans, at amortized cost, gross	24,806	9,877	17,607
Nonperforming loans (government guaranteed balances), at fair value	507	94	—
Nonperforming loans (unguaranteed balances), at fair value	1,419	729	1,490
Total nonperforming loans, at fair value	1,926	823	1,490
OREO	132	404	132
Repossessed assets	36	—	36
Total nonperforming assets, gross	$26,900	$11,104	$19,265
Nonperforming loans as a percentage of total loans HFI(1)	2.42%	1.15%	1.75%
Nonperforming loans (excluding government guaranteed balances) to total loans HFI(1)	1.47%	0.88%	1.35%
Nonperforming assets as a percentage of total assets	2.08%	0.97%	1.50%
Nonperforming assets (excluding government guaranteed balances) to total assets	1.22%	0.70%	1.06%
ACL to nonperforming loans(1)	66.57%	140.79%	88.10%
ACL to nonperforming loans (excluding government guaranteed balances)(1)	109.52%	183.75%	114.31%
(1) Excludes loans measured at fair value

The following table sets forth information with respect to activity in the ACL for loans for the periods shown:

(Dollars in thousands)	At and for the Three Months Ended March 31,
	2025	2024
Allowance at beginning of period	$15,512	$13,497
Charge-offs:
Residential real estate	(7)	—
Commercial real estate	(130)	—
Commercial and industrial	(2,966)	(2,924)
Commercial and industrial - PPP	—	—
Consumer and other	(493)	(978)
Total charge-offs	(3,596)	(3,902)
Recoveries:
Residential real estate	20	—
Commercial real estate	—	2
Commercial and industrial	193	130
Consumer and other	82	118
Total recoveries	295	250
Net charge-offs	(3,301)	(3,652)
Provision for credit losses on loans	4,302	4,061
Allowance at end of period	$16,513	$13,906
Net charge-offs to average loans HFI at amortized cost	1.28%	1.71%
Allowance as a percent of total loans HFI at amortized cost	1.61%	1.62%
Allowance as a percent of loans HFI at amortized cost, not including government guaranteed loans	1.84%	1.88%
Allowance as a percent of nonperforming loans at amortized cost, gross	66.57%	140.79%
Total loans HFI	$1,084,817	$934,868
Average loans HFI at amortized cost	$1,027,648	$855,040
Nonperforming loans (including government guaranteed balances) at amortized cost, gross	$24,806	$9,877
Nonperforming loans (excluding government guaranteed balances) at amortized cost, gross	$15,078	$7,568
Guaranteed balance of government guaranteed loans	$140,838	$158,566

The following table details net charge-offs to average loans outstanding by loan category for the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$13	$325,911	0.02%	$—	$261,289	—%
Commercial real estate	(130)	361,012	(0.14)	2	337,651	—
Commercial and industrial	(2,773)	245,893	(4.51)	(2,794)	198,453	(5.63)
Commercial and industrial - PPP	—	633	—	—	3,080	—
Consumer and other	(411)	94,199	(1.75)	(860)	54,567	(6.30)
Total loans HFI at amortized cost	$(3,301)	$1,027,648	(1.28)%	$(3,652)	$855,040	(1.71)%
SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding the SBA and other government guaranteed lending activity, excluding PPP loans.

(Dollars in thousands)	At and for the Three Months Ended March 31,
Government Guaranteed, Excluding PPP	2025	2024
Number of loans originated	525	809
Amount of loans originated	$106,323	$130,556
Average loan size originated	$203	$161
Government guaranteed loan balances sold	$72,523	$127,766
Total government guaranteed loan balances:
Guaranteed portion of government guaranteed loan balances	$140,381	$155,601
Unguaranteed portion of government guaranteed loan balances	$281,814	$219,830
Total government guaranteed loans	$422,195	$375,431
Government guaranteed loans serviced for others	$1,065,754	$950,793
The Bank makes government guaranteed loans throughout the United States. The following table sets forth, at the dates indicated, information regarding the geographic disbursement of its government guaranteed loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	March 31,
	2025		2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Florida	$144,636	34%	$111,634	30%
California	46,918	11	49,204	13
Tennessee	27,067	6	30,914	8
Texas	29,468	7	23,298	6
All Other	174,106	42	160,381	43
Total government guaranteed loans, excluding PPP loans	$422,195	100%	$375,431	100%
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
The Bank emphasizes commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits. Deposit interest rates are set by management at least monthly or more often if conditions require it, based on a review of loan demand, projected cash flows and a survey of rates among competitors.
Brokered deposits. At times, the Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering outside the market of the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 20% of total assets. The Company's ability to accept or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well capitalized." At March 31, 2025 and December 31, 2024, the Company had $112.3 million and $112.1 million, respectively, of brokered deposits.
The amount of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	March 31, 2025		December 31, 2024
Noninterest-bearing deposit accounts	$106,236	9.4%	$101,743	8.9%
Interest-bearing transaction accounts	261,074	23.1	256,793	22.5
Money market accounts	446,738	39.6	455,519	39.8
Savings accounts	21,028	1.9	18,906	1.7
Subtotal	835,076	74.0	832,961	72.9
Total time deposits	293,191	26.0	310,268	27.1
Total deposits	$1,128,267	100.0%	$1,143,229	100.0%
At March 31, 2025, the Company held approximately $210.2 million of deposits that exceeded the FDIC insurance limit which was 19% of total deposits.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250 thousand as of March 31, 2025.

(Dollars in thousands)
Three months or less	$41,635
Over three months through six months	79,091
Over six months through 12 months	59,542
Over 12 months	13,418
Total time deposits over $250	$193,686
Deposits decreased $15.0 million or 1.31% for the three months ended March 31, 2025, with decreases in savings and money market deposit account balances and time deposit balances, partially offset by increases in noninterest-bearing deposit account balances and interest-bearing transaction account balances.
Other Borrowings
At March 31, 2025, the Company had $20,000 of borrowings at 4.57% from the FHLB and no borrowings from the FRB. There were no borrowings from the FHLB or FRB at December 31, 2024.

The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the Bank were to obtain would be secured by a blanket lien on $350.4 million of real estate-related loans as of March 31, 2025. Based on this collateral and the Bank's holdings of FHLB stock, the Bank was eligible to borrow up to $163.8 million from the FHLB at March 31, 2025.
In addition, the Bank has a line of credit with the Federal Reserve Bank of Atlanta which was secured by $68.0 million of commercial loans as of March 31, 2025. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Bank was eligible to borrow up to $48.3 million from the FRB at March 31, 2025.
The Company has $6.0 million of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years which is June 30, 2026. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term after June 30, 2026. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $6.0 million and $6.0 million at March 31, 2025 and December 31, 2024, respectively.
The Company has a term note with quarterly principal and interest payments with interest at Prime (7.50% at March 31, 2025). The note matures on March 10, 2029 and the balance of the note was $1.8 million and $1.9 million at March 31, 2025 and December 31, 2024, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. As of March 31, 2025, the Company was in compliance with all financial debt covenants.
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity was $110.1 million at March 31, 2025 as compared to $110.9 million at December 31, 2024. The decrease was primarily due to net loss of $0.3 million, common stock dividends of $0.3 million, and preferred stock dividends of $0.4 million.
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
At March 31, 2025 and December 31, 2024, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.

As of the dates indicated, the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages were as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of March 31, 2025
Total Capital (to risk-weighted assets)	$122,454	11.73%	$83,529	8.00%	$104,411	10.00%
Tier 1 Capital (to risk-weighted assets)	109,360	10.47	62,647	6.00	83,529	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	109,360	10.47	46,985	4.50	67,867	6.50
Tier 1 Capital (to total assets)	109,360	8.56	51,104	4.00	63,880	5.00
As of December 31, 2024
Total Capital (to risk-weighted assets)	124,420	12.14	81,985	8.00	102,482	10.00
Tier 1 Capital (to risk-weighted assets)	111,586	10.89	61,489	6.00	81,985	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	111,586	10.89	46,117	4.50	66,613	6.50
Tier 1 Capital (to total assets)	111,586	8.82	50,579	4.00	63,224	5.00
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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, was as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Unfunded loan commitments	$17,624	$21,174
Unused lines of credit	220,147	199,411
Standby letters of credit	259	276
Total	$238,030	$220,861
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
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At March 31, 2025 and December 31, 2024, ACL for off-balance sheet loan commitments totaled $614 thousand and $516 thousand, respectively.
Contractual Obligations
In the ordinary course of its operations, the Company enters into certain contractual obligations. Total contractual obligations at March 31, 2025 were $343.9 million, an increase from $341.7 million at December 31, 2024. The increase was primarily due to an increase in short-term borrowings of $20.0 million, partially offset by a decrease in time deposits of $17.1 million.
The following tables present our contractual obligations as of March 31, 2025 and December 31, 2024.

	Contractual Obligations as of March 31, 2025
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,993	$3,668	$2,666	$14,620	$22,947
Short-term borrowings	20,000	—	—	—	20,000
Long-term borrowings	456	912	452	—	1,820
Subordinated notes	—	—	—	5,957	5,957
Time deposits	263,386	27,971	1,834	—	293,191
Total	$285,835	$32,551	$4,952	$20,577	$343,915

	Contractual Obligations as of December 31, 2024
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$2,032	$3,870	$2,653	$14,960	$23,515
Long-term borrowings	456	912	566	—	1,934
Subordinated notes	—	—	—	5,956	5,956
Time deposits	279,253	28,803	2,212	—	310,268
Total	$281,741	$33,585	$5,431	$20,916	$341,673
Liquidity
Liquidity management is the process by which the Bank manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the operations, and capital expenditures. The Bank generally maintains a minimum liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. The on-balance sheet liquidity ratio at March 31, 2025 was 8.04%, as compared to 9.17% at December 31, 2024.
For the three months ended 2025, the Bank paid dividends of $1.30 million to BayFirst in order to meet liquidity needs to make interest payments on its debt obligations, dividends on shares of its preferred stock and common stock, and payment of operating expenses. As of March 31, 2025, BayFirst Financial Corp. held $310 thousand in cash and cash equivalents.
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

The estimated impact on the net interest income as of March 31, 2025 and December 31, 2024, assuming immediate parallel moves in interest rates, is presented in the table below.

	March 31, 2025		December 31, 2024
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	5.4%	7.7%	11.1%	9.9%
+300 basis points	5.6	7.6	10.0	9.5
+200 basis points	3.1	4.6	5.9	5.7
+100 basis points	0.6	1.4	1.8	1.9
-100 basis points	(2.2)	(3.3)	(3.7)	(3.7)
-200 basis points	(4.9)	(7.3)	(7.7)	(7.8)
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
The table below presents the change in the economic value of equity as of March 31, 2025 and December 31, 2024, assuming immediate parallel shifts in interest rates.

Change in rates	March 31, 2025	December 31, 2024
+400 basis points	(6.9)%	(5.3)%
+300 basis points	(4.0)	(2.9)
+200 basis points	(3.2)	(2.5)
+100 basis points	(2.6)	(2.6)
-100 basis points	(0.3)	(0.1)
-200 basis points	(0.3)	(0.4)
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of March 31, 2025, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2025, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the Company's Form 10-K for the year ended December 31, 2024. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.
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
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended March 31, 2025.

Period	Number of Shares	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1-31, 2025	—	$—	—	$2,000,000
February 1-28, 2025	4,565	18.66	4,565	$1,914,796
March 1-31, 2025	13,464	18.56	18,029	$1,664,889
Total	18,029	$18.59
Under applicable state law, Florida corporations are not permitted to retain treasury stock. As such, the price paid for the repurchased shares reduces the amount of common stock on the consolidated balance sheet. As of March 31, 2025, total shares repurchased for $335,111 had been redeemed since the Repurchase Program was implemented. The repurchased shares remain authorized, unissued shares.

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
101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
March 31, 2025, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYFIRST FINANCIAL CORP.

Date:	May 13, 2025

By:	/s/ Thomas G. Zernick
Thomas G. Zernick
Chief Executive Officer (Principal Executive Officer)

Date:	May 13, 2025

By:	/s/ Scott J. McKim
Scott J. McKim
Chief Financial Officer (Principal Financial Officer)