Form 10-Q
period 2025-06-30
BayFirst Financial Corp.
filed 2025-08-11
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 4,133,637 shares of common stock as of August 6, 2025.

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

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Part I - Financial Information
Item 1. Financial Statements

	June 30, 2025	December 31, 2024	(1)
ASSETS	(Unaudited)
Cash and due from banks	$6,142	$4,499
Interest-bearing deposits in banks	71,157	73,289
Cash and cash equivalents	77,299	77,788
Time deposits in banks	1,280	2,270
Investment securities available for sale, at fair value (amortized cost: $33,410 and $40,279 at June 30, 2025 and December 31, 2024, respectively)	30,256	36,291
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $9 and $12 (fair value: $2,369 and $2,346 at June 30, 2025 and December 31, 2024, respectively)	2,491	2,488
Nonmarketable equity securities	6,551	4,526
Government guaranteed loans HFI, at fair value	90,687	60,833
Loans HFI, at amortized cost	1,035,112	1,005,726
Allowance for credit losses on loans	(17,041)	(15,512)
Net loans HFI, at amortized cost	1,018,071	990,214
Accrued interest receivable	9,495	9,155
Premises and equipment, net	32,407	33,249
Loan servicing rights	16,074	16,534
Right-of-use operating lease assets	15,160	15,814
Bank owned life insurance	26,881	26,513
Other real estate owned	400	132
Other assets	16,815	12,490
Total assets	$1,343,867	$1,288,297
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposit accounts	$109,698	$101,743
Interest-bearing transaction accounts	238,215	256,793
Savings and money market deposit accounts	493,005	474,425
Time deposits	322,878	310,268
Total deposits	1,163,796	1,143,229
FHLB borrowings	40,000	—
Subordinated debentures	5,959	5,956
Notes payable	1,707	1,934
Accrued interest payable	1,148	1,036
Operating lease liabilities	13,819	14,510
Deferred income tax liabilities	895	301
Accrued expenses and other liabilities	8,320	10,411
Total liabilities	1,235,644	1,177,377

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS CONTINUED
(Dollars in thousands, except per share data)

	June 30, 2025	December 31, 2024	(1)
Shareholders’ equity:	(Unaudited)
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at June 30, 2025 and December 31, 2024; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at June 30, 2025 and December 31, 2024; aggregate liquidation preference of $3,210	3,123	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 6,446 shares issued and outstanding at June 30, 2025 and December 31, 2024; aggregate liquidation preference of $6,446	6,446	6,446
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,134,127 and 4,132,986 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	54,739	54,764
Accumulated other comprehensive loss, net	(2,368)	(2,956)
Unearned compensation	(1,006)	(752)
Retained earnings	41,128	44,134
Total shareholders’ equity	108,223	110,920
Total liabilities and shareholders’ equity	$1,343,867	$1,288,297

(1) Derived from audited consolidated financial statements

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$21,459	$19,414	$41,210	$37,642
Interest-bearing deposits in banks and other	1,046	1,013	1,980	1,972
Total interest income	22,505	20,427	43,190	39,614
Interest expense:
Deposits	9,282	10,448	18,713	20,663
Borrowings	875	797	1,130	1,027
Total interest expense	10,157	11,245	19,843	21,690
Net interest income	12,348	9,182	23,347	17,924
Provision for credit losses	7,264	3,000	11,664	7,058
Net interest income after provision for credit losses	5,084	6,182	11,683	10,866
Noninterest income:
Loan servicing income, net	484	805	1,220	1,600
Gain on sale of government guaranteed loans, net	6,136	5,595	13,463	13,684
Service charges and fees	473	452	922	896
Government guaranteed loans fair value gain (loss), net	2,442	3,202	1,687	6,507
Government guaranteed loan packaging fees	577	1,022	1,293	2,429
Other noninterest income	683	577	961	805
Total noninterest income	10,795	11,653	19,546	25,921
Noninterest expense:
Salaries and benefits	8,113	7,829	16,111	15,834
Bonus, commissions, and incentives	262	659	333	2,230
Occupancy and equipment	1,579	1,273	3,213	2,383
Data processing	2,078	1,647	4,123	3,207
Marketing and business development	403	540	890	1,128
Professional services	782	877	1,514	2,226
Loan origination and collection	2,558	1,958	3,593	3,677
Employee recruiting and development	462	549	1,079	1,146
Regulatory assessments	352	279	691	561
Other noninterest expense	939	999	1,794	1,991
Total noninterest expense	17,528	16,610	33,341	34,383
Income (loss) from continuing operations before income taxes	(1,649)	1,225	(2,112)	2,404
Income tax expense (benefit) from continuing operations	(412)	349	(540)	645
Net income (loss) from continuing operations	(1,237)	876	(1,572)	1,759

Loss from discontinued operations before income taxes	—	(14)	—	(92)
Income tax benefit from discontinued operations	—	(4)	—	(23)
Net loss from discontinued operations	—	(10)	—	(69)

Net income (loss)	(1,237)	866	(1,572)	1,690
Preferred stock dividends	386	386	771	771
Net income available to (loss attributable to) common shareholders	$(1,623)	$480	$(2,343)	$919

BAYFIRST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) CONTINUED (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings (loss) per common share:
Continuing operations	$(0.39)	$0.12	$(0.57)	$0.24
Discontinued operations	—	—	—	(0.02)
Total basic earnings (loss) per common share	$(0.39)	$0.12	$(0.57)	$0.22

Diluted earnings (loss) per common share:
Continuing operations	$(0.39)	$0.12	$(0.57)	$0.24
Discontinued operations	—	—	—	(0.02)
Total diluted earnings (loss) per common share	$(0.39)	$0.12	$(0.57)	$0.22
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(1,237)	$866	$(1,572)	$1,690
Net unrealized gains (losses) on investment securities available for sale	35	102	834	(172)
Deferred income tax (expense) benefit	(25)	(27)	(246)	40
Other comprehensive income (loss), net	10	75	588	(132)
Comprehensive income (loss)	$(1,227)	$941	$(984)	$1,558
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at April 1, 2024	$6,161	$3,123	$6,446	$53,584	$(3,188)	$34,503	$100,629
Net income	—	—	—	—	—	866	866
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	99	—	—	99
Stock option expense	—	—	—	9	—	—	9
Other comprehensive income, net	—	—	—	—	75	—	75
Dividends declared on:
Preferred stock	—	—	—	—	—	(386)	(386)
Common stock ($0.08 per share)	—	—	—	—	—	(330)	(330)
Balance at June 30, 2024	$6,161	$3,123	$6,446	$53,692	$(3,113)	$34,653	$100,962

Balance at April 1, 2025	$6,161	$3,123	$6,446	$53,651	$(2,378)	$43,082	$110,085
Net loss	—	—	—	—	—	(1,237)	(1,237)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	13	—	—	13
Stock option expense	—	—	—	69	—	—	69
Other comprehensive income, net	—	—	—	—	10	—	10
Dividends declared on:			—
Preferred stock	—	—	—	—	—	(386)	(386)
Common stock ($0.08 per share)	—	—	—	—	—	(331)	(331)
Balance at June 30, 2025	$6,161	$3,123	$6,446	$53,733	$(2,368)	$41,128	$108,223

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2024	$6,161	$3,123	$6,446	$53,563	$(2,981)	$34,395	$100,707
Net income	—	—	—	—	—	1,690	1,690
Unearned ESOP shares allocation	—	—	—	(44)	—	—	(44)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	151	—	—	151
Stock option expense	—	—	—	22	—	—	22
Other comprehensive loss, net	—	—	—	—	(132)	—	(132)
Dividends declared on:
Preferred stock	—	—	—	—	—	(771)	(771)
Common stock ($0.16 per share)	—	—	—	—	—	(661)	(661)
Balance at June 30, 2024	$6,161	$3,123	$6,446	$53,692	$(3,113)	$34,653	$100,962

Balance at January 1, 2025	$6,161	$3,123	$6,446	$54,012	$(2,956)	$44,134	$110,920
Net loss	—	—	—	—	—	(1,572)	(1,572)
Repurchase of common stock	—	—	—	(335)	—	—	(335)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	(18)	—	—	(18)
Stock option expense	—	—	—	74	—	—	74
Other comprehensive income, net	—	—	—	—	588	—	588
Dividends declared on:
Preferred stock	—	—	—	—	—	(771)	(771)
Common stock ($0.16 per share)	—	—	—	—	—	(663)	(663)
Balance at June 30, 2025	$6,161	$3,123	$6,446	$53,733	$(2,368)	$41,128	$108,223

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss) from continuing operations	$(1,572)	$1,759
Net loss from discontinued operations	—	(69)
Net income (loss)	(1,572)	1,690
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets	1,108	1,180
Net securities premium amortization	32	56
Amortization of debt issuance costs	3	3
Amortization of premium on loans purchased, net	383	301
Provision for credit losses	11,664	7,058
Accretion of discount on unguaranteed loans	(1,883)	(1,429)
Deferred tax expense (benefit)	(189)	563
Origination of government guaranteed loans held for sale	—	(2,226)
Proceeds from sales of government guaranteed loans held for sale	146,321	218,446
Net gains on sales of government guaranteed loans	(13,463)	(13,684)
Change in fair value of government guaranteed loans HFI, at fair value	(1,687)	(6,507)
Amortization of loan servicing rights	3,675	2,881
Gain on other real estate owned	(423)	—
Loss on sale of repossessed assets	9	—
Non-qualified stock purchase plan expense	9	13
Stock based compensation expense	56	173
Income from bank owned life insurance	(368)	(350)
Changes in:
Accrued interest receivable	(340)	(870)
Other assets	(3,170)	(2,824)
Accrued interest payable	112	290
Other liabilities	(2,820)	(2,339)
Net cash provided by operating activities of continuing operations	137,457	202,494
Net cash used in operating activities of discontinued operations	—	(206)
Net cash provided by operating activities	137,457	202,288
Cash flows from investing activities:
Purchase of investment securities available for sale	(5,718)	(4,458)
Principal payments on investment securities available for sale	1,446	5,120
Principal payments on investment securities held to maturity	—	1
Call of investment securities held to maturity	11,109	—
Net purchase of nonmarketable equity securities	(2,025)	(2,362)
Purchase of time deposits in banks	(10)	(11)
Maturity of time deposits in banks	1,000	2,396
Purchase of government guaranteed loans	—	(812)
Loan originations, net	(202,226)	(297,686)
Purchase related to other real estate owned	—	(1,229)
Purchase of premises and equipment	(266)	(1,394)

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (UNAUDITED) (Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Proceeds on sales of other real estate owned	155	—
Proceeds on sales of repossessed assets	27	—
Net cash used in investing activities	(196,508)	(300,435)
Cash flows from financing activities:
Net change in deposits	20,567	57,250
Net increase in short-term borrowings	40,000	45,000
Payments on notes payable	(227)	(227)
Proceeds from issuance of common stock for benefit plans, net	(9)	(13)
Common share buyback - redeemed stock	(335)	—
Unearned ESOP shares	—	(44)
Dividends paid on common stock	(663)	(661)
Dividends paid on preferred stock	(771)	(771)
Net cash provided by financing activities	58,562	100,534
Net change in cash and cash equivalents	(489)	2,387
Cash and cash equivalents, beginning of period	77,788	58,385
Cash and cash equivalents, end of period	$77,299	$60,772
Supplemental cash flow information
Interest paid	$19,731	$21,400
Income taxes paid	5,296	8
Supplemental noncash disclosures
Net change in unrealized holding gains (losses) on investment securities available for sale, net of tax effect	588	(132)
Transfer of government guaranteed loans HFI to loans HFS	136,073	206,228
Transfer of loans HFI to OREO	—	404
Recognition of right of use asset in exchange for new operating lease liabilities	—	296
See accompanying notes.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include BayFirst Financial Corp. and its wholly owned subsidiary, BayFirst National Bank (“the Bank”), together referred to as “the Company”.
These unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles followed within the financial services industry for interim financial information and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements of BayFirst Financial Corp. for that date.
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
Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024.
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
Contingencies: Due to the nature of their activities, the Company is at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2025. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2025 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
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
NOTE 2 – DISCONTINUED OPERATIONS
During the third quarter of 2022, the Company discontinued the Bank’s nationwide residential mortgage loan production operations. The decision was based on a number of strategic priorities and other factors, including the precipitous decline in mortgage volumes and the uncertain outlook for mortgage lending over future periods. As a result of these actions, the Company classified the operations of the residential mortgage lending division as discontinued under ASC 205-20. There were no assets or liabilities at June 30, 2025 and December 31, 2024 or operating results for the current period.
The following presents operating results of the discontinued operations of the residential mortgage lending division for the three and six months ended June 30, 2024:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Noninterest income	$51	$51
Total net revenue	51	51
Noninterest expense	65	143
Loss from discontinued operations before income taxes	(14)	(92)
Income tax benefit	(4)	(23)
Net loss from discontinued operations	$(10)	$(69)

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 3 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale and investment securities held to maturity at June 30, 2025 and December 31, 2024 as well as the ACL for investment securities held to maturity at June 30, 2025 and December 31, 2024 are summarized as follows:

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$3,038	$2	$(18)	$3,022
Mortgage-backed securities:
U.S. Government-sponsored enterprises	5,507	—	(496)	5,011
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	21,028	—	(2,674)	18,354
Corporate bonds	3,837	32	—	3,869
Total investment securities available for sale	$33,410	$34	$(3,188)	$30,256

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Corporate bonds	$2,500	$—	$(131)	$2,369	$9
Total investment securities held to maturity	$2,500	$—	$(131)	$2,369	$9

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$5,029	$—	$(39)	$4,990
Mortgage-backed securities:
U.S. Government-sponsored enterprises	7,791	—	(661)	7,130
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	18,627	—	(3,341)	15,286
Corporate bonds	8,832	53	—	8,885
Total investment securities available for sale	$40,279	$53	$(4,041)	$36,291

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Corporate bonds	$2,500	$—	$(154)	$2,346	$12
Total investment securities held to maturity	$2,500	$—	$(154)	$2,346	$12
`

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The amortized cost and fair value of investment securities as of June 30, 2025 are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One to five years	$3,837	$3,869	$1,500	$1,497
Five to ten years	—	—	1,000	872
Beyond ten years	29,573	26,387	—	—
Total	$33,410	$30,256	$2,500	$2,369
No ACL for investment securities AFS was needed at June 30, 2025 or December 31, 2024. Declines in the fair value of the AFS investment portfolio are believed by management to be unrelated to credit losses. When evaluating an investment for credit loss, management considers, among other things, the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At June 30, 2025, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.
As of June 30, 2025, there were no past due principal and interest payments associated with the HTM securities. The Company monitors the credit quality of debt securities held to maturity quarterly through the use of credit ratings. However, the corporate bonds that are held to maturity have no credit rating and the corporate bonds in an unrealized loss position at June 30, 2025 are not material to the financial statements. There was an ACL of $9 on corporate bonds HTM at June 30, 2025 and $12 at December 31, 2024, which was calculated based on applying the long-term historical credit loss rate for similarly rated securities.
The following table presents the activity in the ACL for investment securities HTM by major security type for the three and six months ended June 30, 2025 and June 30, 2024:

	For the Three Months Ended	For the Six Months Ended	For the Three Months Ended	For the Six Months Ended
Corporate Bonds	June 30, 2025		June 30, 2024
Balance at beginning of period	$12	$12	$14	$17
Provision for credit losses on HTM investment securities	(3)	(3)	—	(3)
Investment securities charge-offs	—	—	—	—
Investment securities recoveries	—	—	—	—
Balance at end of period	$9	$9	$14	$14

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following table summarizes investment securities with unrealized losses at June 30, 2025 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Investment securities available for sale:
Asset-backed securities	$—	$—	$1,529	$(18)	$1,529	$(18)	1
Mortgage-backed securities:
U.S. Government-sponsored enterprises	2,408	(17)	2,603	(479)	5,011	(496)	3
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	3,231	(1)	15,123	(2,673)	18,354	(2,674)	8
Total investment securities available for sale	$5,639	$(18)	$19,255	$(3,170)	$24,894	$(3,188)	12

Investment securities held to maturity:
Corporate bonds	$—	$—	$2,369	$(131)	$2,369	$(131)	3
Total investment securities held to maturity	$—	$—	$2,369	$(131)	$2,369	$(131)	3

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
No investment securities were pledged as of June 30, 2025 or December 31, 2024, and there were no sales of investment securities for the three or six months ended June 30, 2025 or June 30, 2024.
NOTE 4 – LOANS
Loans HFI, excluding loans measured at fair value, at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Real estate:
Residential	$356,559	$330,870
Commercial	292,923	305,721
Construction and land	53,187	32,914
Commercial and industrial	223,239	226,522
Commercial and industrial - PPP	191	941
Consumer and other	93,333	93,826
Loans HFI, excluding loans measured at fair value, gross	1,019,432	990,794
Deferred loan costs, net	21,118	19,499
Discount on government guaranteed loans(1)	(8,780)	(8,306)
Premium on loans purchased, net	3,342	3,739
Allowance for credit losses	(17,041)	(15,512)
Net loans HFI, excluding loans measured at fair value	$1,018,071	$990,214
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 5 - ALLOWANCE FOR CREDIT LOSSES
The following schedules present the activity in the ACL by loan segment for the three and six months ended June 30, 2025 and June 30, 2024:

Three Months Ended	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and Other	Total
June 30, 2025
Beginning Balance	$1,148	$2,161	$809	$10,378	$2,017	$16,513
Charge-offs	(835)	(301)	—	(5,061)	(958)	(7,155)
Recoveries	7	2	—	270	77	356
Provision	859	273	38	5,519	638	7,327
Ending Balance	$1,179	$2,135	$847	$11,106	$1,774	$17,041
June 30, 2024
Beginning Balance	$2,186	$1,758	$663	$6,840	$2,459	$13,906
Charge-offs	—	(60)	—	(2,599)	(771)	(3,430)
Recoveries	—	2	—	111	56	169
Provision	(952)	164	(108)	3,362	732	3,198
Ending Balance	$1,234	$1,864	$555	$7,714	$2,476	$13,843

	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and Other	Total
Six Months Ended
June 30, 2025
Beginning Balance	$1,181	$2,096	$507	$9,607	$2,121	$15,512
Charge-offs	(842)	(431)	—	(8,027)	(1,451)	(10,751)
Recoveries	27	2	—	463	159	651
Provision	813	468	340	9,063	945	11,629
Ending Balance	$1,179	$2,135	$847	$11,106	$1,774	$17,041
June 30, 2024
Beginning Balance	$1,987	$1,818	$519	$6,579	$2,594	$13,497
Charge-offs	—	(60)	—	(5,523)	(1,749)	(7,332)
Recoveries	—	4	—	241	174	419
Provision	(753)	102	36	6,417	1,457	7,259
Ending Balance	$1,234	$1,864	$555	$7,714	$2,476	$13,843
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
The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The ACL on unfunded loan commitments is based on estimates of probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity and loss rates as determined for pooled funded loans. As of June 30, 2025 and December 31, 2024, the ACL for unfunded commitments recorded in other liabilities was $554 and $516, respectively.
The following table presents the activity in the ACL for unfunded commitments for the three and six months ended June 30, 2025 and June 30, 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balance at beginning of period	$614	$839	$516	$839
Provision for credit losses on unfunded commitments	(60)	(198)	38	(198)
Unfunded commitments charge-offs	—	—	—	—
Unfunded commitments recoveries	—	—	—	—
Balance at end of period	$554	$641	$554	$641
The following tables present the principal balance of nonaccrual loans and loans past due over 89 days still on accrual by loan segment at June 30, 2025 and December 31, 2024. In the following tables, the principal balance does not include the government guaranteed balance or loans measured at fair value.

June 30, 2025	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days Still Accruing(1)
Real estate - residential	$—	$6,995	$70
Real estate - commercial	2,709	1,241	—
Real estate - construction and land	—	815
Commercial and industrial	290	1,963	—
Consumer and other	—	13	91
Total	$2,999	$11,027	$161

December 31, 2024	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days Still Accruing(1)
Real estate - residential	$—	$5,818	$—
Real estate - commercial	2,709	2,052	—
Commercial and industrial	—	2,696	—
Consumer and other	—	—	295
Total	$2,709	$10,566	$295
(1) Excludes loans measured at fair value. See Note 6. Fair Value for additional information.
A financial asset is considered collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
credit quality indicators like appraised value. The following tables present the principal balance, including government guaranteed balances, of individually analyzed collateral dependent loans by loan portfolio segment as of June 30, 2025 and December 31, 2024:

June 30, 2025	Type of Collateral	ACL
	Real Estate
Real estate - commercial	$2,709	$—
Commercial and industrial	1,160	—
Total	$3,869	$—
.

December 31, 2024	Type of Collateral	ACL
	Real Estate
Real estate - commercial	$2,709	$—

The following table presents the aging of the principal balance of past due loans HFI at amortized cost at June 30, 2025 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$2,720	$6,716	$9,436	$347,123	$356,559
Real estate - commercial	3,145	3,450	6,595	286,328	292,923
Real estate - construction and land	—	815	815	52,372	53,187
Commercial and industrial	2,747	1,832	4,579	218,660	223,239
Commercial and industrial - PPP	—	—	—	191	191
Consumer and other	512	104	616	92,717	93,333
Total	$9,124	$12,917	$22,041	$997,391	$1,019,432
(1) $1,994 of balances 30-89 days past due and $7,337 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee. Of those loans, $157 of commercial and industrial PPP loans were delinquent as of June 30, 2025.

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
For the three and six months ended June 30, 2025 and the year ended December 31, 2024, there were no loan modifications to borrowers experiencing financial difficulty and no loan modifications that subsequently defaulted during the period.

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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The table below sets forth principal balance for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at June 30, 2025 and gross write offs for the six months ended June 30, 2025:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$18,601	$50,206	$49,224	$66,707	$43,325	$46,662	$3,090	$—	$277,815
Special mention	—	81	499	1,886	534	186	15	—	3,201
Substandard	—	2,735	2,841	1,473	3,366	1,492	—	—	11,907
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans, at amortized cost, gross	18,601	53,022	52,564	70,066	47,225	48,340	3,105	—	292,923
Gross write offs	—	—	130	216	—	85	—	—	431

Real estate - construction and land
Risk Rating
Pass	3,892	9,945	18,125	10,699	1,074	—	—	—	43,735
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	9,452	—	—	—	—	—	9,452
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction and land loans, at amortized cost, gross	3,892	9,945	27,577	10,699	1,074	—	—	—	53,187
Gross write offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Risk Rating
Pass	42,803	56,639	38,211	29,943	7,844	27,484	7,777	—	210,701
Special mention	—	554	782	1,217	196	517	—	—	3,266
Substandard	—	284	2,999	1,935	316	3,383	116	—	9,033
Doubtful	—	—	43	102	8	86	—	—	239
Total commercial and industrial loans, at amortized cost, gross	42,803	57,477	42,035	33,197	8,364	31,470	7,893	—	223,239
Gross write offs	17	1,575	2,915	1,719	273	1,495	33	—	8,027

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial and industrial - PPP
Risk Rating
Pass	—	—	—	—	135	56	—	—	191
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial - PPP loans, at amortized cost, gross	—	—	—	—	135	56	—	—	191
Gross write offs	—	—	—	—	—	—	—	—	—
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The Company considers the performance of the loan portfolio to determine its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan by payment activity. The following table presents the principal balance at June 30, 2025 of residential and consumer loans based on payment activity as well as gross write offs for the six months ended June 30, 2025.

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$7,627	$35,026	$24,370	$66,892	$21,286	$15,989	$178,304	$—	$349,494
Nonperforming	—	—	772	1,609	1,454	2,402	828	—	7,065
Total real estate - residential loans, at amortized cost, gross	7,627	35,026	25,142	68,501	22,740	18,391	179,132	—	356,559
Gross write offs	—	—	—	—	—	—	842	—	842

Consumer and other
Payment Performance
Performing	9,814	54,786	20,059	6,343	277	51	1,899	—	93,229
Nonperforming	—	—	13	91	—	—	—	—	104
Total consumer and other loans, at amortized cost, gross	9,814	54,786	20,072	6,434	277	51	1,899	—	93,333
Gross write offs	20	611	174	611	6	5	24	—	1,451
The following table presents the principal balance at December 31, 2024 of residential and consumer loans based on payment activity as well as gross write offs for the year ended December 31, 2024.

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
Other Real Estate Owned: Other real estate owned assets are recorded at fair value less estimated costs to sell upon the transfer of a loan to other real estate owned and, subsequently, continue to be measured and carried at fair value. The fair value of other real estate owned is based on recent real estate appraisals which are generally updated annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales, cost, and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
Appraisals for other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by either the Company or the Company's appraisal services vendor. Once received, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Management compares the best-efforts price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraised value to arrive at fair value.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Repossessed Assets: Repossessed assets are recorded at fair valueless estimated costs to sell upon the transfer of a loan to repossessed assets. The fair value of a repossessed asset, upon initial recognition, is estimated using a market approach or based on observable market data, such as a current appraisal, recent sale price of similar assets, or assumptions specific to the individual property or equipment, such as management applied discounts used to further reduce values to a net realizable value when observable inputs become stale.
Assets measured at fair value on a recurring basis at June 30, 2025 are summarized below. There were no liabilities carried at fair value on a recurring basis at June 30, 2025.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$30,256	$—	$30,256
Government guaranteed loans HFI, at fair value	—	—	90,687	90,687
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of HFI government guaranteed loans measured at fair value at June 30, 2025 and December 31, 2024.

	June 30, 2025
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$16,408	$16,293	$115	$163	$167	$(4)	$—	$—	$—
Commercial and industrial	74,279	75,236	(957)	1,267	5,374	(4,107)	—	—	—
Total loans HFI, at fair value	$90,687	$91,529	$(842)	$1,430	$5,541	$(4,111)	$—	$—	$—

	December 31, 2024
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$15,136	$15,075	$61	$—	$—	$—	$—	$—	$—
Commercial and industrial	45,697	46,981	(1,284)	1,491	2,630	(1,139)	—	—	—
Total loans HFI, at fair value	$60,833	$62,056	$(1,223)	$1,491	$2,630	$(1,139)	$—	$—	$—
(1) The nonaccrual and 90 days or more past due loan balances do not include the portion of government guaranteed loan balances.
The total amount of net gains and losses from changes in fair value and interest income included in earnings for the six months ended June 30, 2025 and June 30, 2024 for government guaranteed loans HFI, at fair value, were as follows:

	Six Months Ended June 30,
	2025	2024
Interest income	$3,447	$4,623
Change in fair value	1,687	6,507
Total gain, net	$5,134	$11,130
Changes in fair value for government guaranteed loans HFI, at fair value, were included in Government guaranteed loans fair value gain (loss), net on the Consolidated Statements of Income.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The table below presents a reconciliation of government guaranteed loans HFI, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the six months ended June 30, 2025 and June 30, 2024:

	Six Months Ended June 30,
	2025	2024
Balance of government guaranteed loans HFI at fair value, beginning of period	$60,833	$91,508
New government guaranteed originations at fair value	44,349	74,210
Loans sold	(12,488)	(84,279)
Principal payments	(3,694)	(1,804)
Total fair value gains (losses) during the period	1,687	6,507
Balance of government guaranteed loans HFI at fair value, end of period	$90,687	$86,142
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
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of government guaranteed loans HFI that fall within Level 3 of the fair value hierarchy at June 30, 2025 and December 31, 2024:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
June 30, 2025
Government guaranteed loans HFI, at fair value	$90,687	Discounted	Discount rate	5.59%-9.09% (9.00%)
		cash flow	Conditional prepayment rate	0.00%-20.14% (10.27%)
December 31, 2024
Government guaranteed loans HFI, at fair value	$60,833	Discounted	Discount rate	6.07%-9.57% (8.69%)
		cash flow	Conditional prepayment rate	0.00%-18.13% (11.61%)
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
Assets measured at fair value on a nonrecurring basis (Level 3) at June 30, 2025 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount
Individually evaluated loans	$3,869	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Other real estate owned	$400	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Assets measured at fair value on a nonrecurring basis (Level 3) at December 31, 2024 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount
Individually evaluated loans	$2,709	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Other real estate owned	$132	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Repossessed assets	$36	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at June 30, 2025 and December 31, 2024 are as follows:

		June 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$77,299	$77,299	$77,788	$77,788
Time deposits in banks	2	1,280	1,267	2,270	2,212
Investment securities held to maturity	2	2,491	2,369	2,488	2,346
Nonmarketable equity securities, at cost	2	6,551	6,551	4,526	4,526
Loans HFI, at amortized cost	3	1,018,071	1,030,879	990,214	986,406
Accrued interest receivable	2	9,495	9,495	9,155	9,155
Government guaranteed loan servicing rights	3	16,074	19,499	16,534	19,473
Liabilities:
Noninterest-bearing deposit accounts	2	$109,698	$109,698	$101,743	$101,743
Interest-bearing transaction accounts	2	238,215	238,215	256,793	256,793
Savings and money market deposit accounts	2	493,005	493,005	474,425	474,425
Time deposits	2	322,878	322,878	310,268	307,925
FHLB borrowings	2	40,000	40,000	—	—
Subordinated debentures	2	5,959	5,537	5,956	5,511
Notes payable	2	1,707	1,693	1,934	1,919
Accrued interest payable	2	1,148	1,148	1,036	1,036
NOTE 7 – GOVERNMENT GUARANTEED LOAN SERVICING ACTIVITIES
At June 30, 2025 and December 31, 2024, the principal balance of government guaranteed loans, excluding PPP loans, retained by the Company was $439,931 and $425,963, respectively, of which $152,666 and $148,543 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of government guaranteed loans serviced for others requiring recognition of a servicing asset were $1,064,852 and $1,056,665 at June 30, 2025 and December 31, 2024, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Activity for government guaranteed loan servicing rights for the three and six months ended June 30, 2025 and June 30, 2024 follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning of period	$16,460	$15,742	$16,534	$14,959
Additions	1,563	1,514	3,215	3,692
Amortization	(1,949)	(1,486)	(3,675)	(2,881)
End of period	$16,074	$15,770	$16,074	$15,770
The fair value of government guaranteed loan servicing rights was $19,499 and $19,473 at June 30, 2025 and December 31, 2024, respectively. Fair value was determined using a weighted average discount rate of 14.25% and a weighted average prepayment speed of 12.23% at June 30, 2025. Fair value was determined using a weighted average discount rate of 14.63% and a weighted average prepayment speed of 11.97% at December 31, 2024. The government guaranteed loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain on sale of government guaranteed loans for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Gain on sale of guaranteed portion of government guaranteed loans	$4,573	$4,081	$10,248	$9,992
Fair value of loan servicing rights created	1,563	1,514	3,215	3,692
Gain on sale of government guaranteed loans, net	$6,136	$5,595	$13,463	$13,684
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
For the three and six months ended June 30, 2025 and June 30, 2024, the components of total lease cost and supplemental information related to operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$546	$238	$1,151	$497
Short-term lease cost	76	63	107	72
Total lease cost, net (1)	$622	$301	$1,258	$569
(1) There were no lease costs reported as discontinued operations for the three and six months ended June 30, 2025 and $61 for the three and six months ended June 30, 2024.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash flows related to operating lease liabilities	$220	$206	496	449
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	—	296
At June 30, 2025, the weighted average discount rate of operating leases was 6.96% and the weighted average remaining life of operating leases was 12.99 years.
The future minimum lease payments for operating leases, subsequent to June 30, 2025, as recorded on the balance sheet, are summarized as follows:

2025	$937
2026	2,119
2027	1,751
2028	1,313
2029	1,339
Thereafter	14,961
Total undiscounted lease payments	$22,420
Less: imputed interest	(8,601)
Net lease liabilities	$13,819
NOTE 9 – OTHER BORROWINGS
At June 30, 2025, the Company had $40,000 of borrowings at 4.57% from the FHLB and no borrowings from the FRB. There were no borrowings from the FHLB or FRB at December 31, 2024.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the Bank were to obtain would be secured by a blanket lien on $370,588 of real estate-related loans as of June 30, 2025. Based on this collateral and the Bank's holdings of FHLB stock, the Bank was eligible to borrow up to $155,540 from the FHLB at June 30, 2025.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $78,995 of commercial loans as of June 30, 2025. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Bank was eligible to borrow up to $55,786 from the FRB at June 30, 2025.
The Company has $6,000 of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years which is June 30, 2026. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term after June 30, 2026. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $5,959 and $5,956 at June 30, 2025 and December 31, 2024, respectively.
The Company has a term note with quarterly principal and interest payments with interest at Prime (7.50% at June 30, 2025). The note matures on March 10, 2029 and the balance of the note was $1,707 and $1,934 at June 30, 2025 and December 31, 2024, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note. As of June 30, 2025, the Company was in compliance with all financial debt covenants.
NOTE 10 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock grants and stock options. Total compensation cost charged against income related to the Equity Plan was $150 and $172 for the six months ended June 30, 2025 and June 30, 2024, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Restricted Stock
The Company awarded shares of restricted common stock to certain employees and directors for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.
A summary of changes in the Company’s nonvested restricted shares for the six months ended June 30, 2025 and June 30, 2024 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2025	47,485	$14.54
Granted	25,800	15.78
Vested	(24,225)	(13.23)
Forfeited	(540)	(15.03)
Nonvested at June 30, 2025	48,520	$15.85

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2024	52,195	$18.75
Granted	30,650	11.70
Vested	(28,710)	(18.50)
Forfeited	(1,025)	(16.48)
Nonvested at June 30, 2024	53,110	$14.86
At June 30, 2025, there was $475 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 1.2 years. The total fair value of shares vested during the six months ended June 30, 2025 and June 30, 2024 was $370 and $359, respectively.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
A summary of the activity in the Equity Plan for the six months ended June 30, 2025 and June 30, 2024 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	364,063	$15.68
Exercised	(1,050)	(14.67)
Outstanding at June 30, 2025	363,013	$15.68	3.67	$—
Vested and exercisable at June 30, 2025	357,748	$15.69	3.65	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	367,033	$15.68
Forfeited	(1,575)	(15.41)
Outstanding at June 30, 2024	365,458	$15.68	5.16	$—
Vested and exercisable at June 30, 2024	350,660	$15.71	5.12	$—
There were no options granted during the six months ended June 30, 2025 or June 30, 2024. Total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan was $1 at June 30, 2025. This cost is expected to be recognized over a weighted average period of 0.04 years.
NOTE 11 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. For the six months ended June 30, 2025 and June 30, 2024, there were no shares issued.
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the six months ended June 30, 2025 and June 30, 2024 was $9 and $13, respectively.
The Company has a Salary Continuation Agreement (the “Agreement”) with the Company’s retired CEO. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. The liability recorded for the Agreement was $309 and $327 at June 30, 2025 and December 31, 2024, respectively, and the related expense for the six months ended June 30, 2025 was $7 and the related expense for the six months ended June 30, 2024 was $8. Payments began in July 2024 as a result of the retirement of the CEO on December 31, 2023.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of each employee’s salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. There was no match of contributions in 2024. Expense recognized in relation to the 401(k) plan was $494 and $533 for the six months ended June 30, 2025 and June 30, 2024, respectively.
The Company has an ESOP for eligible employees. Each year, the Company’s Board of Directors may approve a discretionary percentage of employees’ salaries to be contributed to the ESOP for eligible employees. In 2021, the ESOP trust acquired 14,154 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 5,662 unallocated shares with a fair value of $79 and 8,493 unallocated shares with a fair value of $99 remaining as of June 30, 2025 and June 30, 2024, respectively. The ESOP trust’s outstanding loan, which is secured by the unallocated shares, bears a fixed interest rate equal to the Prime Rate as of the note date, which was 3.25%. The note requires an annual payment of principal and interest through December 2026. The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The discontinuation of the nationwide residential lending division during 2022 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the ESOP. As a result of the exit of affected

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
participants from the plan, the plan acquired 23,383 shares of the Company’s stock. As this is a leveraged plan, unallocated shares are distributed to employees annually. There were 14,030 unallocated shares with a fair value of $196 and 18,706 unallocated shares with a fair value of $217 remaining as of June 30, 2025 and June 30, 2024, respectively. The ESOP trust was issued a five year loan bearing an interest rate equal to the Prime Rate as of the note date, which was 8.25% and adjusts annually as of the first day of each succeeding calendar year to reflect the Prime Rate as of the first business day of the calendar year. The note requires an annual payment of principal and interest through December 2027. The Company’s ESOP, which is internally leveraged, does not report the loan receivable extended to the ESOP as an asset and does not report the ESOP debt due to the Company.
The Board did not approve any contributions in 2024. There was $60 of expense related to the ESOP for the six months ended June 30, 2025 and $108 expense for the six months ended June 30, 2024.
NOTE 12 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met all capital adequacy requirements to which it was subject at June 30, 2025 and December 31, 2024.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s classification.
In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and included a transition option that allows banking organizations to phase in, over a three year period, the day one adverse effects of adoption on their regulatory capital ratios (three year transition option). In connection with the adoption of ASC 326 on January 1, 2023, the Company recognized an after-tax cumulative effect reduction to retained earnings. The Company elected to adopt the three year transition option and the deferral has been applied in capital ratios presented below. Actual and required capital amounts and ratios for the Bank are presented below at June 30, 2025:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$120,052	11.23%	$85,513	8.00%	$106,891	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$106,646	9.98%	$64,135	6.00%	$85,513	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$106,646	9.98%	$48,101	4.50%	$69,479	6.50%
Tier 1 Capital
(to Average Assets)	$106,646	8.11%	$52,582	4.00%	$65,728	5.00%

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2024:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$124,420	12.14%	$81,985	8.00%	$102,482	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$111,586	10.89%	$61,489	6.00%	$81,985	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$111,586	10.89%	$46,117	4.50%	$66,613	6.50%
Tier 1 Capital
(to Average Assets)	$111,586	8.82%	$50,579	4.00%	$63,224	5.00%
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
The contractual amounts of financial instruments with off-balance sheet risk at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Unfunded loan commitments	$16,135	$21,174
Unused lines of credit	223,071	199,411
Standby letters of credit	1,259	276
All unused lines of credit at June 30, 2025 and December 31, 2024 were variable rate lines of credit and the majority of unfunded loan commitments at June 30, 2025 and December 31, 2024 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on peer historical usage. Loss rates for outstanding loans are applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At June 30, 2025 and December 31, 2024, ACL for off-balance sheet loan commitments totaled $554 and $516, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 14 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic:
Income (loss) from continuing operations	$(1,237)	$876	$(1,572)	$1,759
Loss from discontinued operations	—	(10)	—	(69)
Net income (loss)	(1,237)	866	(1,572)	1,690
Less: Preferred stock dividends	386	386	771	771
Net income available to (loss attributable to) common shareholders	$(1,623)	$480	$(2,343)	$919
Weighted average common shares outstanding	4,131,670	4,134,581	4,136,370	4,132,533

Basic earnings (loss) per common share:
Continuing operations	$(0.39)	$0.12	$(0.57)	$0.24
Discontinued operations	—	—	—	(0.02)
Total	$(0.39)	$0.12	$(0.57)	$0.22

Diluted:
Income (loss) from continuing operations	$(1,237)	$876	$(1,572)	$1,759
Loss from discontinued operations	—	(10)	—	(69)
Net income (loss)	(1,237)	866	(1,572)	1,690
Less: Preferred stock dividends	386	386	771	771
Add: Series B preferred stock and preferred C stock dividends	—	—	—	—
Net income available to (loss attributable to) common shareholders	$(1,623)	$480	$(2,343)	$919
Weighted average common shares outstanding for basic earnings per common share	4,131,670	4,134,581	4,136,370	4,132,533
Add: Dilutive effects of conversion of Series B preferred stock and Preferred C to common stock	—	—	—	—
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—	—	—
Average shares and dilutive potential common shares	4,131,670	4,134,581	4,136,370	4,132,533

Diluted earnings (loss) per common share:
Continuing operations	$(0.39)	$0.12	$(0.57)	$0.24
Discontinued operations	—	—	—	(0.02)
Total	$(0.39)	$0.12	$(0.57)	$0.22
-

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following securities outstanding at June 30, 2025 and June 30, 2024 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of earnings (loss) per share are antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock options	363,013	365,700	363,013	366,238
Convertible Series B preferred stock	3,210	3,210	3,210	3,210
Convertible Series C preferred stock	6,446	6,446	6,446	6,446
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
Financial performance is measured monthly and the primary measures of performance are net income, net interest income, noninterest income, and significant operating expenses detailed below, as compared to the budget when assessing the Company’s segment. The allocation of resources throughout the Company is based on consolidated profitability. The presentation of financial performance is consistent with amounts and financial statement line items shown in the Company’s consolidated balance sheets and consolidated statements of income. Additionally, the Company’s significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include compensation, occupancy and equipment, data processing, professional services, and loan origination and collection expenses.
NOTE 16 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events for recognition and disclosure through August 11, 2025, which is the date the financial statements were available to be issued. The Company determined that an August 4, 2025 event met the definition of a non-recognized subsequent event in accordance with ASC Topic 855, Subsequent Events. On that date, the Company announced that as part of a comprehensive strategic review aimed at positioning the Company for long-term growth and enhanced shareholder value, the Bank has discontinued its Bolt loan program, effective immediately. The Bolt loan program was an SBA 7(a) loan designed to provide small balance loans to small businesses, typically used for working capital. Accordingly, a reduction in force of 26 Bolt positions and 25 positions in other areas of the Bank was executed, which will save $6,000 in annual costs. Combined this represents 17% of the workforce. The Company expects to record a restructuring charge in the third quarter related to the exit of the Bolt loan program and will also seek offers to sell the Bolt loan balances and Bolt loan origination platform to an unaffiliated third party. To offset these impacts, the Board has suspended dividend payments, and Directors will forgo board fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is an analysis of the results of operations for the three and six months ended June 30, 2025 and June 30, 2024 and financial condition as of June 30, 2025 and December 31, 2024. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.
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
Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At June 30, 2025, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing the consolidated financial statements were the policies related to the ACL, fair value measurement of government guaranteed loan servicing rights and government guaranteed loans HFI at fair value, which are discussed more fully in the December 31, 2024 Form 10-K.
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
Recent Developments
Bolt Loan Program. On August 4, 2025 the Company announced that as part of a comprehensive strategic review aimed at positioning the Company for long-term growth and enhanced shareholder value, the Bank has discontinued its Bolt loan program, effective immediately. The Bolt loan program was an SBA 7(a) loan designed to provide small balance loans to small businesses, typically used for working capital. Accordingly, a reduction in force of 26 Bolt positions and 25 positions in other areas of the Bank was executed, which will save $6 million in annual costs. Combined this represents 17% of the workforce.The Company expects to record a restructuring charge in the third quarter related to the exit of the Bolt loan program and will also seek offers to sell the Bolt loan balances and Bolt loan origination platform to an unaffiliated third party. To offset these impacts, the Board has suspended dividend payments, and Directors will forgo board fees.
Regulatory. The Bank has also agreed with its regulators to take certain actions designed to improve the Bank’s underwriting and credit administration, strategic planning, and capital preservation. In connection with that, the regulators are also requiring the Bank to achieve and maintain specific capital ratios.
Selected Financial Data - Unaudited

	As of and for the Three Months Ended			As of and for the Six Months Ended
(Dollars in thousands, except for share data)	6/30/2025	3/31/2025	6/30/2024	6/30/2025	6/30/2024
Income Statement Data:
Net interest income	$12,348	$10,999	$9,182	$23,347	$17,924
Provision for credit losses	7,264	4,400	3,000	11,664	7,058
Noninterest income	10,795	8,751	11,653	19,546	25,921
Noninterest expense	17,528	15,813	16,610	33,341	34,383
Income tax expense (benefit)	(412)	(128)	349	(540)	645
Net income (loss) from continuing operations	(1,237)	(335)	876	(1,572)	1,759
Net loss from discontinued operations	—	—	(10)	—	(69)
Net income (loss)	(1,237)	(335)	866	(1,572)	1,690
Preferred stock dividends	386	385	386	771	771
Net income available to (loss attributable to) common shareholders	$(1,623)	$(720)	$480	$(2,343)	$919
Balance Sheet Data:
Average loans HFI	$1,121,862	$1,087,015	$984,372	$1,104,535	$962,026
Average loans HFI at amortized cost	1,047,568	1,027,648	902,417	1,034,728	876,886
Average total assets	1,324,455	1,287,618	1,178,501	1,306,238	1,152,281

	As of and for the Three Months Ended			As of and for the Six Months Ended
(Dollars in thousands, except for share data)	6/30/2025	3/31/2025	6/30/2024	6/30/2025	6/30/2024
Average common shareholders’ equity	95,049	96,053	84,948	95,548	85,166
Total loans HFI	1,125,799	1,084,817	1,008,314	1,125,799	1,008,314
Total loans HFI, excluding government guaranteed loan balances	972,942	943,979	844,659	972,942	844,659
Allowance for credit losses	17,041	16,513	13,843	17,041	13,843
Total assets	1,343,867	1,291,957	1,217,869	1,343,867	1,217,869
Total deposits	1,163,796	1,128,267	1,042,388	1,163,796	985,138
Common shareholders’ equity	92,172	94,034	84,911	92,172	84,911
Per Share Data:
Basic earnings (loss) per common share	$(0.39)	$(0.17)	$0.12	$(0.57)	$0.22
Diluted earnings (loss) per common share	$(0.39)	$(0.17)	$0.12	$(0.57)	$0.22
Dividends per common share	$0.08	$0.08	$0.08	$0.16	$0.16
Book value per common share	$22.30	$22.77	$20.54	$22.30	$20.54
Tangible book value per common share(1)	$22.30	$22.77	$20.54	$22.30	$20.54
Performance Ratios:
Return on average assets(2)	(0.37)%	(0.10)%	0.29%	(0.24)%	0.29%
Return on average common equity(2)	(6.83)%	(3.00)%	2.26%	(4.90)%	2.16%
Net interest margin(2)	4.06%	3.77%	3.43%	3.92%	3.43%
Asset Quality Data:
Net charge-offs	$6,799	$3,301	$3,261	$10,100	$6,913
Net charge-offs/average loans HFI at amortized cost(2)	2.60%	1.28%	1.45%	1.95%	1.58%
Nonperforming loans(3)	$21,665	$24,806	$12,312	$21,665	$12,312
Nonperforming loans (excluding government guaranteed balance)(3)	$14,187	$15,078	$8,054	$14,187	$8,054
Nonperforming loans/total loans HFI(3)	2.09%	2.42%	1.34%	2.09%	1.34%
Nonperforming loans (excluding gov’t guaranteed balance)/total loans HFI(3)	1.37%	1.47%	0.87%	1.37%	0.87%
ACL/Total loans HFI at amortized cost	1.65%	1.61%	1.50%	1.65%	1.50%
Other Data:
Full-time equivalent employees	300	305	302	300	302
Banking centers	12	12	12	12	12
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
The following presents the calculation of the non-GAAP financial measures:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share (Unaudited)
	As of
(Dollars in thousands, except for share data)	June 30, 2025	March 31, 2025	June 30, 2024
Total shareholders’ equity	$108,223	$110,085	$100,962
Less: Preferred stock liquidation preference	(16,051)	(16,051)	(16,051)
Total equity available to common shareholders	92,172	94,034	84,911
Less: Goodwill	—	—	—
Tangible common shareholders' equity	$92,172	$94,034	$84,911

Common shares outstanding	4,134,127	4,129,027	4,134,219
Tangible book value per common share	$22.30	$22.77	$20.54
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
Net Income
The Company had a net loss for the three months ended June 30, 2025 of $1.2 million, or $(0.39) per common share and diluted common share, compared to net income for the three months ended June 30, 2024 of $0.9 million, or $0.12 per common and diluted common share. The change from the second quarter of 2024 was due to an increase in provision for credit losses of $4.3 million and an increase in noninterest expense of $0.9 million, partially offset by an increase in net interest income of $3.2 million.
For the six months ended June 30, 2025, the Company had a net loss of $1.6 million, or $(0.57) per common share and diluted common share, a decrease from net income of $1.7 million, or $0.22 per common share and diluted common share, for the six months ended June 30, 2024. The change was primarily due to an increase in provision for credit losses of $4.6 million, a decrease in government guaranteed loan fair value gains of $4.8 million, and a decrease of government guaranteed loan packaging fees of $1.1 million. This was partially offset by an increase in net interest income of $5.4 million and a decrease in noninterest expense of $1.0 million.
Net Interest Income
Net interest income from continuing operations was $12.3 million for the three months ended June 30, 2025, an increase from $9.2 million during the three months ended June 30, 2024. The increase was mainly due to an increase in loan interest income, including fees, of $1.7 million, partially offset by an increase in interest expense from borrowings of $0.6 million.
Net interest margin was 4.06% for the second quarter of 2025, which represented an increase from 3.43% for the second quarter of 2024.

Net interest income from continuing operations was $23.3 million for the six months ended June 30, 2025, an increase from $17.9 million for the six months ended June 30, 2024. The increase was mainly due to an increase in loan interest income, including fees, of $3.6 million and a decrease in interest expense of $1.8 million.
Net interest margin increased to 3.92% for the six months ended June 30, 2025, compared to 3.43% for the six months ended June 30, 2024.

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

	Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$36,951	$445	4.83%	$41,119	$438	4.28%
Loans(1)	1,121,862	21,459	7.67	984,372	19,414	7.93
Other	60,250	601	4.00	51,246	575	4.51
Total interest-earning assets	1,219,063	22,505	7.40	1,076,737	20,427	7.63
Noninterest-earning assets	105,392			101,764
Total assets	$1,324,455			$1,178,501
Interest-bearing liabilities:
NOW, MMDA and savings	$709,571	$6,024	3.41	$642,362	$6,804	4.26
Time deposits	302,122	3,258	4.33	272,142	3,644	5.39
Other borrowings	74,511	875	4.71	56,499	797	5.67
Total interest-bearing liabilities	1,086,204	10,157	3.75	971,003	11,245	4.66
Demand deposits	105,736			94,633
Noninterest-bearing liabilities	21,415			11,866
Shareholders’ equity	111,100			100,999
Total liabilities and shareholders’ equity	$1,324,455			$1,178,501
Net interest income		$12,348			$9,182
Interest rate spread			3.65			2.97
Net interest margin (2)			4.06			3.43
Ratio of average interest-earning assets to average interest-bearing liabilities	112.23%			110.89%

(1) Includes nonaccrual loans.
(2) Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$37,643	$813	4.36%	$42,463	$870	4.12%
Loans(1)	1,104,535	41,210	7.52	962,026	37,642	7.87
Other	59,287	1,167	3.97	47,544	1,102	4.66
Total interest-earning assets	1,201,465	43,190	7.25	1,052,033	39,614	7.57
Noninterest-earning assets	104,773			100,248
Total assets	$1,306,238			$1,152,281
Interest-bearing liabilities:
NOW, MMDA and savings	$714,558	$12,121	3.42	$637,648	$13,463	4.25
Time deposits	303,449	6,592	4.38	269,420	7,200	5.37
Other borrowings	48,084	1,130	4.74	38,395	1,027	5.38
Total interest-bearing liabilities	1,066,091	19,843	3.75	945,463	21,690	4.61
Demand deposits	104,811			93,453
Noninterest-bearing liabilities	23,637			12,248
Shareholders’ equity	111,599			101,217
Total liabilities and shareholders’ equity	$1,306,138			$1,152,381
Net interest income		$23,347			$17,924
Interest rate spread			3.50			2.96
Net interest margin (2)			3.92			3.43
Ratio of average interest-earning assets to average interest-bearing liabilities	112.70%			111.27%

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

(Dollars in thousands)	Rate	Volume	Total
Three Months Ended June 30, 2025 vs. June 30, 2024:
Interest-earning assets:
Investment securities	$54	$(47)	$7
Loans	(645)	2,690	2,045
Other interest-earning assets	(70)	96	26
Total interest-earning assets	(661)	2,739	2,078
Interest-bearing liabilities:
NOW, MMDA and savings	(1,451)	671	(780)
Time deposits	(764)	378	(386)
Other borrowings	(150)	228	78
Total interest-bearing liabilities	(2,365)	1,277	(1,088)
Net change in net interest income	$1,704	$1,462	$3,166

(Dollars in thousands)	Rate	Volume	Total
Six Months Ended June 30, 2025 vs. June 30, 2024:
Interest-earning assets:
Investment securities	$47	$(104)	$(57)
Loans	(1,724)	5,292	3,568
Other interest-earning assets	(179)	244	65
Total interest-earning assets	(1,856)	5,432	3,576
Interest-bearing liabilities:
NOW, MMDA, and savings	(2,827)	1,485	(1,342)
Time deposits	(1,439)	831	(608)
Other borrowings	(132)	235	103
Total interest-bearing liabilities	(4,398)	2,551	(1,847)
Net change in net interest income	$2,542	$2,881	$5,423
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
The Company recorded a provision for credit losses on loans for the three months ended June 30, 2025 of $7.3 million compared to a provision of $3.0 million for the three months ended June 30, 2024. During the three months ended June 30, 2025, $6.8 million of net charge offs in loans were recorded compared to $3.3 million during the three months ended June 30, 2024. Credit challenges for small businesses contributed to an increase in net charge-offs on Bolt SBA 7(a) loans compared to the prior quarter. Although our core SBA and conventional commercial loan portfolio performance remains strong, many of our SBA small business clients continue to struggle in a difficult environment even though many have shown some resilience in the face of inflation and persistent high interest rates.

The Company recorded a provision for credit losses for the six months ended June 30, 2025 of $11.7 million compared to a $7.1 million provision for the six months ended June 30, 2024. The increase of $4.6 million in the provision for credit losses expense was primarily due to higher than expected charge-offs primarily in the Bolt SBA 7(a) portfolio resulting in higher provision expense based on ACL model output. For the six months ended June 30, 2025, net loan charge offs totaled $10.1 million compared to $6.9 million for the six months ended June 30, 2024.
The ACL was $17.0 million at June 30, 2025 and $13.8 million at June 30, 2024.
Noninterest Income
The following table presents noninterest income from continuing operations for the three and six months ended June 30, 2025 and June 30, 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Noninterest income:
Loan servicing income, net	$484	$805	$1,220	$1,600
Gain on sale of government guaranteed loans, net	6,136	5,595	13,463	13,684
Service charges and fees	473	452	922	896
Government guaranteed loans fair value gain, net	2,442	3,202	1,687	6,507
Government guaranteed loan packaging fees	577	1,022	1,293	2,429
Other noninterest income	683	577	961	805
Total noninterest income	$10,795	$11,653	$19,546	$25,921
Noninterest income from continuing operations was $10.8 million during the three months ended June 30, 2025, a decrease from $11.7 million during the three months ended June 30, 2024. The decrease was the result of decreases in loan servicing income of $0.3 million, fair value gains on government guaranteed loans of $0.8 million, and government guaranteed loan packaging fees of $0.4 million, partially offset by an increase in gain on sale of government guaranteed loans of $0.5 million.
Noninterest income from continuing operations was $19.5 million for the six months ended June 30, 2025, a decrease from $25.9 million for the six months ended June 30, 2024. The decrease was primarily the result of a decrease in government guaranteed loan fair value gains of $4.8 million and a decrease in government guaranteed loan packaging fees of $1.1 million.

Noninterest Expense
The following table presents noninterest expense from continuing operations for the three and six months ended June 30, 2025 and June 30, 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Noninterest expense:
Salaries and benefits	$8,113	$7,829	$16,111	$15,834
Bonus, commissions, and incentives	262	659	333	2,230
Occupancy and equipment	1,579	1,273	3,213	2,383
Data processing	2,078	1,647	4,123	3,207
Marketing and business development	403	540	890	1,128
Professional services	782	877	1,514	2,226
Loan origination and collection	2,558	1,958	3,593	3,677
Employee recruiting and development	462	549	1,079	1,146
Regulatory assessments	352	279	691	561
Director compensation	77	166	253	285
Liability and fidelity bond insurance	157	142	300	288
ATM and interchange	114	134	223	281
Telecommunication	86	119	201	227
Other noninterest expense	505	438	817	910
Total noninterest expense	$17,528	$16,610	$33,341	$34,383
Noninterest expense from continuing operations was $17.5 million during the three months ended June 30, 2025, an increase from $16.6 million during the three months ended June 30, 2024. The increase in the second quarter of 2025, as compared to the second quarter of 2024, was primarily due to higher loan origination and collection expenses of $0.6 million, occupancy expense of $0.3 million, and data processing expense of $0.4 million, partially offset by lower compensation expense of $0.1 million and marketing and business development expenses of $0.1 million.
Noninterest expense was $33.3 million for the six months ended June 30, 2025, a decrease from $34.4 million for the six months ended June 30, 2024. The decrease was the result of lower compensation expense of $1.6 million and professional service expense of $0.7 million, partially offset by higher occupancy and equipment expense of $0.8 million and data processing expense of $0.9 million.
Income Taxes
Income tax benefit from continuing operations was $412 thousand for the three months ended June 30, 2025, a decrease from income tax expense of $349 thousand for the three months ended June 30, 2024. There was no income tax expense from discontinued operations for the three months ended June 30, 2025, compared to an income tax benefit of $4 thousand for the three months ended June 30, 2024.
Income tax expense from continuing operations was $0.5 million for the six months ended June 30, 2025, a decrease from income tax expense of $0.6 million for the six months ended June 30, 2024. The decrease was primarily due to the decrease in pre-tax earnings from continuing operations. There was no income tax expense from discontinued operations for the six months ended June 30, 2025, compared to an income tax benefit of $23 thousand for the six months ended June 30, 2024.
At June 30, 2025, the Company had no federal net operating loss carryforward and $21 thousand of state net operating loss carryforward. At June 30, 2024, the Company had $1.6 million of federal net operating loss carryforward and $0.4 million of state net operating loss carryforward. The net operating loss carryforwards do not expire.
The effective income tax rate was 25.57% for the six months ended June 30, 2025 and 26.90% for the six months ended June 30, 2024.
Financial Condition

Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available for sale as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Investment securities available for sale:
Asset-backed securities	$3,022	$4,990
Mortgage-backed securities:
U.S. Government-sponsored enterprises	5,011	7,130
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	18,354	15,286
Corporate bonds	3,869	8,885
Total investment securities available for sale	$30,256	$36,291
The net unrealized loss on the investment securities AFS at June 30, 2025 and December 31, 2024, was $3.2 million and $4.0 million, respectively.
The following table presents the amortized cost of the Company's investment securities portfolio classified as held to maturity as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Investment securities held to maturity:
Corporate bonds	$2,500	$2,500
Total investment securities held to maturity	$2,500	$2,500
There was a $9 thousand ACL on the corporate bonds HTM as of June 30, 2025 and $12 thousand at December 31, 2024. The net unrealized loss on the investment securities HTM at June 30, 2025, was $131 thousand compared with a net unrealized loss on investment securities HTM of $154 thousand at December 31, 2024.
No investment securities were pledged as of June 30, 2025 or December 31, 2024, and there were no sales of investment securities for the three or six months ended June 30, 2025 or three or six months ended June 30, 2024.

The investment securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of June 30, 2025 and December 31, 2024. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	June 30, 2025
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$3,038	5.29%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	5,507	2.79
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	21,028	2.31
Corporate bonds	—	—	3,837	5.64	—	—	—	—
Total investment securities available for sale	$—	—%	$3,837	5.64%	$—	—%	$29,573	2.71%

	December 31, 2024
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$1,804	5.10%	$3,225	5.72%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	4,463	4.63	3,328	1.25
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	18,627	1.82
Corporate bonds	—	—	8,832	5.58	—	—	—	—
Total investment securities available for sale	$—	—%	$8,832	5.58%	$6,267	4.76%	$25,180	2.25%
The investment securities held to maturity presented in the following tables are reported at amortized cost and by contractual maturity as of June 30, 2025 and December 31, 2024. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities receive monthly principal payments, which are not reflected below.

	June 30, 2025
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

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans HFI:
Government guaranteed loans HFI, at fair value	$90,687		$60,833
Loans HFI, at amortized cost:
Residential real estate	356,559	34.9%	330,870	33.3%
Commercial real estate	292,923	28.7	305,721	30.9
Construction and land	53,187	5.2	32,914	3.3
Commercial and industrial	223,239	21.9	226,522	22.9
Commercial and industrial – PPP	191	—	941	0.1
Consumer and other	93,333	9.3	93,826	9.5
Loans HFI, at amortized cost, gross	1,019,432	100.0%	990,794	100.0%
Discount on government guaranteed loans	(8,780)		(8,306)
Premium on loans purchased, net	3,342		3,739
Deferred loan costs, net	21,118		19,499
Allowance for credit losses	(17,041)		(15,512)
Loans HFI, at amortized cost, net	1,018,071		990,214
Total loans HFI, net	$1,108,758		$1,051,047
For the six months ended June 30, 2025, the Bank originated $101.7 million in loans through conventional lending channels and $212.7 million in loans through its government guaranteed lending function. In addition, the Bank sold guaranteed loan balances of $139.3 million.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at June 30, 2025. Loan balances in this table include loans HFI at fair value, loans HFI at amortized cost, discount on retained balances of loans sold, premium and discount on loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$1,808	$728	$13,328	$341,294	$357,158
Commercial	2,197	6,815	55,843	249,845	314,700
Construction and land	2,963	3,384	11,624	35,215	53,186
Commercial and industrial	8,040	35,829	249,837	10,158	303,864
Commercial and industrial - PPP	191	—	—	—	191
Consumer and other	3,026	23,072	23,419	47,183	96,700
Total loans HFI	$18,225	$69,828	$354,051	$683,695	$1,125,799
The following table shows the loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at June 30, 2025.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$74,117	$281,233
Commercial	5,064	307,439
Construction and land	236	49,987
Commercial and industrial	16,189	279,635
Consumer and other	85,174	8,500
Total loans HFI	$180,780	$926,794
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
Nonperforming Assets. At June 30, 2025, the Company had $16.0 million in nonperforming assets, excluding government guaranteed loan balances. The ACL represented 1.65% of total loans HFI at amortized cost. At June 30, 2024, the Company had $11.0 million in nonperforming assets, excluding government guaranteed loan balances. The ACL represented 1.50% of total loans HFI at amortized cost. The increase in nonperforming assets was partially the result of a nonaccrual loan for $2.7 million that is fully secured and there was no ACL allocated. Total loans HFI at June 30, 2025 and June 30, 2024 included government guaranteed loans and loans measured at fair value, which had no reserves allocated to them. ACL as a percentage of loans HFI at amortized cost, not including government guaranteed loan balances, was 1.85% at June 30, 2025, compared to 1.73% at June 30, 2024.
The following table sets forth certain information on nonaccrual loans, loans 90 days or more past due, and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	June 30, 2025	June 30, 2024	December 31, 2024
Nonperforming loans (government guaranteed balances), at amortized cost, gross	$7,478	$4,258	$4,037
Nonperforming loans (unguaranteed balances), at amortized cost, gross	14,187	8,054	13,570
Total nonperforming loans, at amortized cost, gross	21,665	12,312	17,607
Nonperforming loans (government guaranteed balances), at fair value	502	341	—
Nonperforming loans (unguaranteed balances), at fair value	1,430	1,284	1,490
Total nonperforming loans, at fair value	1,932	1,625	1,490
OREO	400	1,633	132
Repossessed assets	—	—	36
Total nonperforming assets, gross	$23,997	$15,570	$19,265
Nonperforming loans as a percentage of total loans HFI(1)	2.09%	1.34%	1.75%
Nonperforming loans (excluding government guaranteed balances) to total loans HFI(1)	1.37%	0.87%	1.35%
Nonperforming assets as a percentage of total assets	1.79%	1.28%	1.50%
Nonperforming assets (excluding government guaranteed balances) to total assets	1.12%	0.82%	1.06%
ACL to nonperforming loans(1)	78.66%	112.44%	88.10%
ACL to nonperforming loans (excluding government guaranteed balances)(1)	120.12%	171.88%	114.31%
(1) Excludes loans measured at fair value

The following table sets forth information with respect to activity in the ACL for loans for the periods shown:

(Dollars in thousands)	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
	2025	2024	2025	2024
Allowance at beginning of period	$16,513	$13,906	$15,512	$13,497
Charge-offs:
Residential real estate	(835)	—	(842)	—
Commercial real estate	(301)	(60)	(431)	(60)
Commercial and industrial	(5,061)	(2,599)	(8,027)	(5,523)
Consumer and other	(958)	(771)	(1,451)	(1,749)
Total charge-offs	(7,155)	(3,430)	(10,751)	(7,332)
Recoveries:
Residential real estate	7	—	27	—
Commercial real estate	2	2	2	4
Commercial and industrial	270	111	463	241
Consumer and other	77	56	159	174
Total recoveries	356	169	651	419
Net charge-offs	(6,799)	(3,261)	(10,100)	(6,913)
Provision for credit losses on loans	7,327	3,198	11,629	7,259
Allowance at end of period	$17,041	$13,843	$17,041	$13,843
Net charge-offs to average loans HFI at amortized cost	2.60%	1.45%	1.95%	1.58%
Allowance as a percent of total loans HFI at amortized cost	1.65%	1.50%	1.65%	1.50%
Allowance as a percent of loans HFI at amortized cost, not including government guaranteed loans	1.85%	1.73%	1.85%	1.73%
Allowance as a percent of nonperforming loans at amortized cost, gross	78.66%	112.44%	78.66%	112.44%
Total loans HFI	$1,125,799	$1,008,314	$1,125,799	$1,008,314
Average loans HFI at amortized cost	$1,047,568	$902,417	$1,034,728	$876,886
Nonperforming loans (including government guaranteed balances) at amortized cost, gross	$21,665	$12,312	$21,665	$12,312
Nonperforming loans (excluding government guaranteed balances) at amortized cost, gross	$14,187	$8,054	$14,187	$8,054
Guaranteed balance of government guaranteed loans	$152,857	$163,655	$152,857	$163,655
The following table details net charge-offs to average loans outstanding by loan category for the three months ended June 30, 2025 and June 30, 2024.

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$(828)	$343,352	(0.96)%	$—	$285,938	—%
Commercial real estate	(299)	366,800	(0.33)	(58)	336,254	(0.07)
Commercial and industrial	(4,791)	242,777	(7.89)	(2,488)	201,577	(4.94)
Commercial and industrial - PPP	—	307	—	—	2,816	—
Consumer and other	(881)	94,332	(3.74)	(715)	75,832	(3.77)
Total loans HFI at amortized cost	$(6,799)	$1,047,568	(2.60)%	$(3,261)	$902,417	(1.45)%

The following table details net charge-offs to average loans outstanding by loan category for the six months ended June 30, 2025 and June 30, 2024.

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$(815)	$334,679	(0.49)%	$—	$273,613	—%
Commercial real estate	(429)	364,306	(0.24)	(56)	335,914	(0.03)
Commercial and industrial	(7,564)	241,008	(6.28)	(5,282)	199,211	(5.30)
Commercial and industrial - PPP	—	469	—	—	2,948	—
Consumer and other	(1,292)	94,266	(2.74)	(1,575)	65,200	(4.83)
Total loans HFI, at amortized cost	$(10,100)	$1,034,728	(1.95)%	$(6,913)	$876,886	(1.58)%
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

(Dollars in thousands)	At and for the Six Months Ended June 30,		At and for the Year Ended December 31,
Government Guaranteed, Excluding PPP	2025	2024	2024
Number of loans originated	1,108	1,412	2,508
Amount of loans originated	$212,686	$229,232	$431,375
Average loan size originated	$192	$162	$172
Government guaranteed loan balances sold	$139,345	$206,771	$385,342
Total government guaranteed loan balances:
Guaranteed portion of government guaranteed loan balances	$152,666	$161,331	$148,543
Unguaranteed portion of government guaranteed loan balances	$287,265	$230,576	$277,420
Total government guaranteed loans	$439,931	$391,907	$425,963
Government guaranteed loans serviced for others	$1,064,852	$966,212	$1,056,665
The Bank makes government guaranteed loans throughout the United States. The following table sets forth, at the dates indicated, information regarding the geographic disbursement of its government guaranteed loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	June 30,
	2025		2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Florida	$142,625	32%	$116,493	30%
California	47,637	11	53,362	14
Tennessee	27,579	6	30,462	8
Texas	34,469	8	25,974	7
All Other	188,463	43	165,616	41
Total government guaranteed loans, excluding PPP loans	$440,773	100%	$391,907	100%

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
Brokered deposits. At times, the Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering outside the market of the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 20% of total assets. The Company's ability to accept or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well capitalized." At June 30, 2025 and December 31, 2024, the Company had $186.7 million and $112.1 million, respectively, of brokered deposits.
The amount of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	June 30, 2025		December 31, 2024
Noninterest-bearing deposit accounts	$109,698	9.4%	$101,743	8.9%
Interest-bearing transaction accounts	238,215	20.5	256,793	22.5
Money market accounts	472,085	40.6	455,519	39.8
Savings accounts	20,920	1.8	18,906	1.7
Subtotal	840,918	72.3	832,961	72.9
Total time deposits	322,878	27.7	310,268	27.1
Total deposits	$1,163,796	100.0%	$1,143,229	100.0%
At June 30, 2025, the Company held approximately $235.9 million of deposits that exceeded the FDIC insurance limit which was 20% of total deposits.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250 thousand as of June 30, 2025.

(Dollars in thousands)
Three months or less	$51,445
Over three months through six months	15,130
Over six months through 12 months	11,463
Over 12 months	23,137
Total time deposits over $250	$101,175
Deposits increased $20.6 million or 1.80% for the six months ended June 30, 2025, with increases in noninterest-bearing deposit account balances, savings and money market deposit account balances, and time deposit balances, partially offset by a decrease in interest-bearing transaction account balances.

Other Borrowings
At June 30, 2025, the Company had $40,000 of borrowings at 4.57% from the FHLB and no borrowings from the FRB. There were no borrowings from the FHLB or FRB at December 31, 2024.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the Bank were to obtain would be secured by a blanket lien on $370.6 million of real estate-related loans as of June 30, 2025. Based on this collateral and the Bank's holdings of FHLB stock, the Bank was eligible to borrow up to $155.5 million from the FHLB at June 30, 2025.
In addition, the Bank has a line of credit with the Federal Reserve Bank of Atlanta which was secured by $79.0 million of commercial loans as of June 30, 2025. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Bank was eligible to borrow up to $55.8 million from the FRB at June 30, 2025.
The Company has $6.0 million of Subordinated Debentures (the “Debentures”) that mature June 30, 2031 and are redeemable after 5 years which is June 30, 2026. The Debentures carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term after June 30, 2026. Under the debt agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated Debentures outstanding at the Company, net of offering costs, amounted to $6.0 million at June 30, 2025 and December 31, 2024.
The Company has a term note with quarterly principal and interest payments with interest at Prime (7.50% at June 30, 2025). The note matures on March 10, 2029 and the balance of the note was $1.7 million and $1.9 million at June 30, 2025 and December 31, 2024, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. As of June 30, 2025, the Company was in compliance with all financial debt covenants.
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity was $108.2 million at June 30, 2025 as compared to $110.9 million at December 31, 2024. The decrease was primarily due to net loss of $1.6 million, common stock dividends of $0.7 million, and preferred stock dividends of $0.8 million, partially offset by the decrease in the accumulated other comprehensive loss of $0.6 million.
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
At June 30, 2025 and December 31, 2024, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.

As of the dates indicated, the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages were as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2025
Total Capital (to risk-weighted assets)	$120,052	11.23%	$85,513	8.00%	$106,891	10.00%
Tier 1 Capital (to risk-weighted assets)	106,646	9.98	64,135	6.00	85,513	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	106,646	9.98	48,101	4.50	69,479	6.50
Tier 1 Capital (to total assets)	106,646	8.11	52,582	4.00	65,728	5.00
As of December 31, 2024
Total Capital (to risk-weighted assets)	124,420	12.14	81,985	8.00	102,482	10.00
Tier 1 Capital (to risk-weighted assets)	111,586	10.89	61,489	6.00	81,985	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	111,586	10.89	46,117	4.50	66,613	6.50
Tier 1 Capital (to total assets)	111,586	8.82	50,579	4.00	63,224	5.00
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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, was as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Unfunded loan commitments	$16,135	$21,174
Unused lines of credit	223,071	199,411
Standby letters of credit	1,259	276
Total	$240,465	$220,861
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
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At June 30, 2025 and December 31, 2024, ACL for off-balance sheet loan commitments totaled $554 thousand and $516 thousand, respectively.
Contractual Obligations
In the ordinary course of its operations, the Company enters into certain contractual obligations. Total contractual obligations at June 30, 2025 were $393.0 million, an increase from $341.7 million at December 31, 2024. The increase was primarily due to an increase in short-term borrowings of $40.0 million and an increase in time deposits of $12.6 million.
The following tables present our contractual obligations as of June 30, 2025 and December 31, 2024.

	Contractual Obligations as of June 30, 2025
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,993	$3,471	$2,679	$14,277	$22,420
Short-term borrowings	40,000	—	—	—	40,000
Long-term borrowings	456	912	339	—	1,707
Subordinated notes	—	—	—	5,959	5,959
Time deposits	277,516	43,400	1,962	—	322,878
Total	$319,965	$47,783	$4,980	$20,236	$392,964

	Contractual Obligations as of December 31, 2024
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$2,032	$3,870	$2,653	$14,960	$23,515
Long-term borrowings	456	912	566	—	1,934
Subordinated notes	—	—	—	5,956	5,956
Time deposits	279,253	28,803	2,212	—	310,268
Total	$281,741	$33,585	$5,431	$20,916	$341,673
Liquidity
Liquidity management is the process by which the Bank manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the operations, and capital expenditures. The Bank generally maintains a minimum liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. The on-balance sheet liquidity ratio at June 30, 2025 was 8.28%, as compared to 9.17% at December 31, 2024.
For the six months ended 2025, the Bank paid dividends of $3.30 million to BayFirst in order to meet liquidity needs to make interest payments on its debt obligations, dividends on shares of its preferred stock and common stock, and payment of operating expenses. As of June 30, 2025, BayFirst Financial Corp. held $937 thousand in cash and cash equivalents.
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

The estimated impact on the net interest income as of June 30, 2025 and December 31, 2024, assuming immediate parallel moves in interest rates, is presented in the table below.

	June 30, 2025		December 31, 2024
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	(4.4)%	(6.2)%	11.1%	9.9%
+300 basis points	(2.2)	(3.3)	10.0	9.5
+200 basis points	(0.8)	(1.5)	5.9	5.7
+100 basis points	—	(0.3)	1.8	1.9
-100 basis points	1.3	0.5	(3.7)	(3.7)
-200 basis points	0.9	(1.0)	(7.7)	(7.8)
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
The table below presents the change in the economic value of equity as of June 30, 2025 and December 31, 2024, assuming immediate parallel shifts in interest rates.

Change in rates	June 30, 2025	December 31, 2024
+400 basis points	(19.7)%	(5.3)%
+300 basis points	(14.3)	(2.9)
+200 basis points	(9.2)	(2.5)
+100 basis points	(4.3)	(2.6)
-100 basis points	5.4	(0.1)
-200 basis points	10.1	(0.4)
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2025, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2025, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three months ended June 30, 2025.

Period	Number of Shares	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1-30, 2025	—	$—	—	$1,664,889
May 1-31, 2025	—	—	—	$1,664,889
June 1-30, 2025	—	—	—	$1,664,889
Total	—	$—
Under applicable state law, Florida corporations are not permitted to retain treasury stock. As such, the price paid for the repurchased shares reduces the amount of common stock on the consolidated balance sheet. As of June 30, 2025, total shares repurchased for $335,111 had been redeemed since the Repurchase Program was implemented. The repurchased shares remain authorized, unissued shares.

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
101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
June 30, 2025, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYFIRST FINANCIAL CORP.

Date:	August 11, 2025

By:	/s/ Thomas G. Zernick
Thomas G. Zernick
Chief Executive Officer (Principal Executive Officer)

Date:	August 11, 2025

By:	/s/ Scott J. McKim
Scott J. McKim
Chief Financial Officer (Principal Financial Officer)