Form 10-Q
period 2025-09-30
BayFirst Financial Corp.
filed 2025-11-12
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 4,110,003 shares of common stock as of November 5, 2025.

BayFirst Financial Corp.

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

ACL: Allowance for Credit Losses	FHLB: Federal Home Loan Bank
AFS: Available for Sale	FNBB: First National Bankers Bank
AIO: Architecture, Infrastructure, and Operations	FOMC: Federal Open Market Committee
ALCO: Asset-Liability Committee	FRB: Federal Reserve Bank
AOCI: Accumulated Other Comprehensive Income	FVO: Fair Value Option
ASC: FASB Accounting Standards Codification	GAAP: Generally Accepted Accounting Principles
ASU: FASB Accounting Standards Update	HFI: Held for Investment
BHCA: Bank Holding Company Act of 1956, as amended	HFS: Held for Sale
BOLI: Bank Owned Life Insurance	HTM: Held to Maturity
BSA: Bank Secrecy Act of 1970	IRA: Individual Retirement Account
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	ISO: Information Security Officer
CBLR: Community Bank Leverage Ratio	IT: Information Technology
CDARS: Certificate of Deposit Account Registry Services	JOBS Act: Jumpstart Our Business Startups Act of 2012
CECL: Current Expected Credit Losses	LGD: Loss Given Default
CEO: Chief Executive Officer	LHFS: Loans Held for Sale
CET1: Common Equity Tier 1 Capital	MMDA: Money Market Deposit Account
CFPB: Consumer Financial Protection Bureau	NOW: Negotiable Order of Withdrawal
C&I: Commercial and Industrial	NSPP: Non-Qualified Stock Purchase Plan
CRO: Chief Risk Officer	OCC: Office of the Comptroller of the Currency
CTO: Chief Technology Officer	OREO: Other Real Estate Owned
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OTTI: Other-Than-Temporary Impairment
DRIP: Dividend Reinvestment Plan	PCAOB: Public Company Accounting Oversight Board
EGC: Emerging Growth Company	PD: Probability of Default
EPS: Earnings per Share	PPP: Paycheck Protection Program
Equity Plan: The Amended and Restated 2017 Equity Incentive Plan	ROU: Right of Use
ESG: Environmental, Social, and Governance	SBA: Small Business Administration
ESOP: Employee Stock Ownership Plan	SEC: U.S. Securities and Exchange Commission
Exchange Act: Securities Exchange Act of 1934	SOFR: Secured Overnight Financing Rate
FASB: Financial Accounting Standards Board	U.S.: United States
FBCA: Florida Business Corporation Act	USDA: United States Department of Agriculture
FDIA: Federal Deposit Insurance Act	USDA B&I: United States Department of Agriculture Business and Industry
FDIC: Federal Deposit Insurance Corporation	WARM: Weighted Average Remaining Life
FFIEC: Federal Financial Institutions Examination Council

BAYFIRST FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Part I - Financial Information
Item 1. Financial Statements

	September 30, 2025	December 31, 2024	(1)
ASSETS	(Unaudited)
Cash and due from banks	$5,193	$4,499
Interest-bearing deposits in banks	113,357	73,289
Cash and cash equivalents	118,550	77,788
Time deposits in banks	1,284	2,270
Investment securities available for sale, at fair value (amortized cost: $32,614 and $40,279 at September 30, 2025 and December 31, 2024, respectively)	29,857	36,291
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $9 and $12 (fair value: $2,375 and $2,346 at September 30, 2025 and December 31, 2024, respectively)	2,491	2,488
Nonmarketable equity securities	7,028	4,526
Government guaranteed loans held for sale	94,052	—
Government guaranteed loans HFI, at fair value	61,780	60,833
Loans HFI, at amortized cost	936,903	1,005,726
Allowance for credit losses on loans	(24,485)	(15,512)
Net loans HFI, at amortized cost	912,418	990,214
Accrued interest receivable	8,898	9,155
Premises and equipment, net	31,695	33,249
Loan servicing rights	15,663	16,534
Deferred income tax asset	5,839	—
Right-of-use operating lease assets	14,833	15,814
Bank owned life insurance	27,071	26,513
Other real estate owned	400	132
Other assets	14,119	12,490
Total assets	$1,345,978	$1,288,297
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposit accounts	$105,937	$101,743
Interest-bearing transaction accounts	210,336	256,793
Savings and money market deposit accounts	479,262	474,425
Time deposits	375,922	310,268
Total deposits	1,171,457	1,143,229
FHLB borrowings	50,000	—
Subordinated notes	5,961	5,956
Notes payable	1,593	1,934
Accrued interest payable	1,082	1,036
Operating lease liabilities	13,554	14,510
Deferred income tax liabilities	—	301
Accrued expenses and other liabilities	12,603	10,411
Total liabilities	1,256,250	1,177,377

BAYFIRST FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS CONTINUED
(Dollars in thousands, except per share data)

	September 30, 2025	December 31, 2024	(1)
Shareholders’ equity:	(Unaudited)
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at September 30, 2025 and December 31, 2024; aggregate liquidation preference of $6,395	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at September 30, 2025 and December 31, 2024; aggregate liquidation preference of $3,210	3,123	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 6,446 shares issued and outstanding at September 30, 2025 and December 31, 2024; aggregate liquidation preference of $6,446	6,446	6,446
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,116,913 and 4,132,986 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	54,764	54,764
Accumulated other comprehensive loss, net	(2,069)	(2,956)
Unearned compensation	(538)	(752)
Retained earnings	21,841	44,134
Total shareholders’ equity	89,728	110,920
Total liabilities and shareholders’ equity	$1,345,978	$1,288,297

(1) Derived from audited consolidated financial statements

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$20,708	$20,442	$61,918	$58,084
Interest-bearing deposits in banks and other	946	1,000	2,926	2,972
Total interest income	21,654	21,442	64,844	61,056
Interest expense:
Deposits	9,576	11,609	28,289	32,272
Borrowings	798	384	1,928	1,411
Total interest expense	10,374	11,993	30,217	33,683
Net interest income	11,280	9,449	34,627	27,373
Provision for credit losses	10,915	3,122	22,579	10,180
Net interest income after provision for credit losses	365	6,327	12,048	17,193
Noninterest income:
Loan servicing income, net	761	918	1,981	2,518
Gain on sale of government guaranteed loans, net	3,063	6,143	16,526	19,827
Service charges and fees	474	447	1,396	1,343
Government guaranteed loans fair value gain (loss), net	(882)	3,416	805	9,923
Fair value adjustment on loans held for sale	(5,096)	—	(5,096)	—
Government guaranteed loan packaging fees	380	903	1,673	3,332
Other noninterest income	254	445	1,215	1,250
Total noninterest income	(1,046)	12,272	18,500	38,193
Noninterest expense:
Salaries and benefits	7,637	7,878	23,748	23,712
Bonus, commissions, and incentives	530	1,141	863	3,371
Occupancy and equipment	1,525	1,248	4,738	3,631
Data processing	2,049	1,789	6,172	4,996
Marketing and business development	262	532	1,152	1,660
Professional services	859	853	2,373	3,079
Loan origination and collection	3,273	1,956	6,866	5,633
Employee recruiting and development	364	595	1,443	1,741
Regulatory assessments	484	309	1,175	870
Restructure charges	7,262	—	7,262	—
Other noninterest expense	970	763	2,764	2,754
Total noninterest expense	25,215	17,064	58,556	51,447
Income (loss) from continuing operations before income taxes	(25,896)	1,535	(28,008)	3,939
Income tax expense (benefit) from continuing operations	(6,994)	398	(7,534)	1,043
Net income (loss) from continuing operations	(18,902)	1,137	(20,474)	2,896

Loss from discontinued operations before income taxes	—	—	—	(92)
Income tax benefit from discontinued operations	—	—	—	(23)
Net loss from discontinued operations	—	—	—	(69)

Net income (loss)	(18,902)	1,137	(20,474)	2,827
Preferred stock dividends	385	385	1,156	1,156
Net income available to (loss attributable to) common shareholders	$(19,287)	$752	$(21,630)	$1,671

BAYFIRST FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) CONTINUED (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings (loss) per common share:
Continuing operations	$(4.66)	$0.18	$(5.23)	$0.42
Discontinued operations	—	—	—	(0.02)
Total basic earnings (loss) per common share	$(4.66)	$0.18	$(5.23)	$0.40

Diluted earnings (loss) per common share:
Continuing operations	$(4.66)	$0.18	$(5.23)	$0.42
Discontinued operations	—	—	—	(0.02)
Total diluted earnings (loss) per common share	$(4.66)	$0.18	$(5.23)	$0.40
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(18,902)	$1,137	$(20,474)	$2,827
Net unrealized gains (losses) on investment securities available for sale	397	1,074	1,231	902
Deferred income tax expense	(98)	(273)	(344)	(233)
Other comprehensive income, net	299	801	887	669
Comprehensive income (loss)	$(18,603)	$1,938	$(19,587)	$3,496
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at July 1, 2024	$6,161	$3,123	$6,446	$53,692	$(3,113)	$34,653	$100,962
Net income	—	—	—	—	—	1,137	1,137
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	101	—	—	101
Stock option expense	—	—	—	9	—	—	9
Other comprehensive income, net	—	—	—	—	801	—	801
Dividends declared on:
Preferred stock	—	—	—	—	—	(385)	(385)
Common stock ($0.08 per share)	—	—	—	—	—	(332)	(332)
Balance at September 30, 2024	$6,161	$3,123	$6,446	$53,802	$(2,312)	$35,073	$102,293

Balance at July 1, 2025	$6,161	$3,123	$6,446	$53,733	$(2,368)	$41,128	$108,223
Net loss	—	—	—	—	—	(18,902)	(18,902)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	38	—	—	38
Unearned ESOP shares cancellation	—	—	—	368	—	—	368
Restricted stock expense, net of tax impact	—	—	—	83	—	—	83
Stock option expense	—	—	—	4	—	—	4
Other comprehensive income, net	—	—	—	—	299	—	299
Dividends on:			—
Preferred stock	—	—	—	—	—	(385)	(385)
Balance at September 30, 2025	$6,161	$3,123	$6,446	$54,226	$(2,069)	$21,841	$89,728

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2024	$6,161	$3,123	$6,446	$53,563	$(2,981)	$34,395	$100,707
Net income	—	—	—	—	—	2,827	2,827
Unearned ESOP shares allocation	—	—	—	(44)	—	—	(44)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	252	—	—	252
Stock option expense	—	—	—	31	—	—	31
Other comprehensive income, net	—	—	—	—	669	—	669
Dividends declared on:
Preferred stock	—	—	—	—	—	(1,156)	(1,156)
Common stock ($0.24 per share)	—	—	—	—	—	(993)	(993)
Balance at September 30, 2024	$6,161	$3,123	$6,446	$53,802	$(2,312)	$35,073	$102,293

Balance at January 1, 2025	$6,161	$3,123	$6,446	$54,012	$(2,956)	$44,134	$110,920
Net loss	—	—	—	—	—	(20,474)	(20,474)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	38	—	—	38
Repurchase of common stock	—	—	—	(335)	—	—	(335)
Unearned ESOP shares cancellation	—	—	—	368	—	—	368
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	65	—	—	65
Stock option expense	—	—	—	78	—	—	78
Other comprehensive income, net	—	—	—	—	887	—	887
Dividends on:
Preferred stock	—	—	—	—	—	(1,156)	(1,156)
Common stock ($0.16 per share)	—	—	—	—	—	(663)	(663)
Balance at September 30, 2025	$6,161	$3,123	$6,446	$54,226	$(2,069)	$21,841	$89,728

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss) from continuing operations	$(20,474)	$2,896
Net loss from discontinued operations	—	(69)
Net income (loss)	(20,474)	2,827
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets	1,657	1,847
Net securities premium amortization	34	89
Amortization of debt issuance costs	5	5
Amortization of premium on loans purchased, net	863	596
Provision for credit losses	22,579	10,180
Accretion of discount on unguaranteed loans	(2,919)	(2,207)
Deferred tax expense (benefit)	(189)	772
Origination of government guaranteed loans held for sale	—	(2,821)
Proceeds from sales of government guaranteed loans held for sale	196,745	306,139
Net gains on sales of government guaranteed loans	(16,526)	(19,827)
Fair value adjustment on loans held for sale	5,096	—
Change in fair value of government guaranteed loans HFI, at fair value	(805)	(9,923)
Amortization of loan servicing rights	5,360	4,389
Gain on other real estate owned	(423)	—
Loss on sale of repossessed assets	9	—
Non-qualified stock purchase plan expense	13	18
Stock based compensation expense	143	283
Income from bank owned life insurance	(558)	(530)
Impairment of equipment and software	1,422	—
Changes in:
Accrued interest receivable	257	(1,407)
Other assets	(8,207)	4,100
Accrued interest payable	46	232
Other liabilities	636	(1,418)
Net cash provided by operating activities of continuing operations	184,764	293,413
Net cash used in operating activities of discontinued operations	—	(341)
Net cash provided by operating activities	184,764	293,072
Cash flows from investing activities:
Purchase of investment securities available for sale	(5,718)	(4,458)
Principal payments on investment securities available for sale	2,240	6,862
Principal payments on investment securities held to maturity	—	1
Call of investment securities held to maturity	11,109	—
Net purchase of nonmarketable equity securities	(2,502)	(227)
Purchase of time deposits in banks	(14)	(14)
Maturity of time deposits in banks	1,000	2,396
Purchase of government guaranteed loans	—	(812)
Loan originations, net	(226,566)	(414,023)
Purchase related to other real estate owned	—	(1,229)
Purchase of premises and equipment	(276)	(1,709)

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (UNAUDITED) (Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Proceeds on sales of other real estate owned	155	1,633
Proceeds on sales of repossessed assets	59	—
Net cash used in investing activities	(220,513)	(411,580)
Cash flows from financing activities:
Net change in deposits	28,228	127,058
Net increase in short-term borrowings	50,000	—
Payments on notes payable	(341)	(341)
Proceeds from issuance of common stock for benefit plans, net	25	(18)
Common share buyback - redeemed stock	(335)	—
Unearned ESOP shares	368	(44)
Dividends paid on common stock	(663)	(993)
Dividends paid on preferred stock	(771)	(1,156)
Net cash provided by financing activities	76,511	124,506
Net change in cash and cash equivalents	40,762	5,998
Cash and cash equivalents, beginning of period	77,788	58,385
Cash and cash equivalents, end of period	$118,550	$64,383
Supplemental cash flow information
Interest paid	$30,171	$33,451
Income taxes paid	5,296	8
Supplemental noncash disclosures
Net change in unrealized holding gains (losses) on investment securities available for sale, net of tax effect	887	669
Accumulated unpaid preferred dividends	(385)	—
Transfer of government guaranteed loans HFI to loans HFS	283,856	289,482
Transfer of loans HFI to OREO	—	404
Transfer of loans HFI to repossessed assets	53	—
Recognition of right of use asset in exchange for new operating lease liabilities	—	296
See accompanying notes.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include BayFirst Financial Corp. and its wholly owned subsidiary, BayFirst National Bank (“the Bank”), together referred to as “the Company”.
These unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles followed within the financial services industry for interim financial information and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements of BayFirst Financial Corp. for that date.
The Company currently operates one business segment. In the third quarter of 2022, the Company discontinued the Bank’s nationwide residential mortgage loan segment. The operations of this segment are reported as discontinued operations.
In the opinion of management, all adjustments, consisting of normal and recurring items, considered necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to current year presentation. These reclassifications did not have a material effect on previously reported net income, shareholders’ equity, or cash flows.
Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024.
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
Contingencies: Due to the nature of their activities, the Company is at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2025. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2025 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU was issued to enhance the transparency and decision usefulness of income tax disclosures. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Retrospective application in all prior periods is permitted. The amendments in this standard will be effective for the Company for annual periods beginning after December 15, 2025. The Company is currently assessing the impact of this standard and does not expect it to have a material impact on the Company’s consolidated financial statements.
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
NOTE 2 – DISCONTINUED OPERATIONS
During the third quarter of 2022, the Company discontinued the Bank’s nationwide residential mortgage loan production operations. The decision was based on a number of strategic priorities and other factors, including the precipitous decline in mortgage volumes and the uncertain outlook for mortgage lending over future periods. As a result of these actions, the Company classified the operations of the residential mortgage lending division as discontinued under ASC 205-20. There were no assets or liabilities for the discontinued operations of the residential mortgage lending division at September 30, 2025 and December 31, 2024 or operating results for the current period.
The following presents operating results of the discontinued operations of the residential mortgage lending division for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Noninterest income	$—	$51
Total net revenue	—	51
Noninterest expense	—	143
Loss from discontinued operations before income taxes	—	(92)
Income tax benefit	—	(23)
Net loss from discontinued operations	$—	$(69)

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 3 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale and investment securities held to maturity at September 30, 2025 and December 31, 2024 as well as the ACL for investment securities held to maturity at September 30, 2025 and December 31, 2024 are summarized as follows:

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$2,942	$4	$(16)	$2,930
Mortgage-backed securities:
U.S. Government-sponsored enterprises	5,390	15	(439)	4,966
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	20,442	20	(2,382)	18,080
Corporate bonds	3,840	41	—	3,881
Total investment securities available for sale	$32,614	$80	$(2,837)	$29,857

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Corporate bonds	$2,500	$—	$(125)	$2,375	$9
Total investment securities held to maturity	$2,500	$—	$(125)	$2,375	$9

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$5,029	$—	$(39)	$4,990
Mortgage-backed securities:
U.S. Government-sponsored enterprises	7,791	—	(661)	7,130
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	18,627	—	(3,341)	15,286
Corporate bonds	8,832	53	—	8,885
Total investment securities available for sale	$40,279	$53	$(4,041)	$36,291

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Corporate bonds	$2,500	$—	$(154)	$2,346	$12
Total investment securities held to maturity	$2,500	$—	$(154)	$2,346	$12
`

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The amortized cost and fair value of investment securities as of September 30, 2025 are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One to five years	$3,840	$3,881	$1,500	$1,494
Five to ten years	—	—	1,000	881
Beyond ten years	28,774	25,976	—	—
Total	$32,614	$29,857	$2,500	$2,375
No ACL for investment securities AFS was needed at September 30, 2025 or December 31, 2024. Declines in the fair value of the AFS investment portfolio are believed by management to be unrelated to credit losses. When evaluating an investment for credit loss, management considers, among other things, the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At September 30, 2025, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.
As of September 30, 2025, there were no past due principal and interest payments associated with the HTM securities. The Company monitors the credit quality of debt securities held to maturity quarterly through the use of credit ratings. However, the corporate bonds that are held to maturity have no credit rating and the corporate bonds in an unrealized loss position at September 30, 2025 are not material to the financial statements. There was an ACL of $9 on corporate bonds HTM at September 30, 2025 and $12 at December 31, 2024, which was calculated based on applying the long-term historical credit loss rate for similarly rated securities.
The following table presents the activity in the ACL for investment securities HTM by major security type for the three and nine months ended September 30, 2025 and September 30, 2024:

	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended
Corporate Bonds	September 30, 2025		September 30, 2024
Balance at beginning of period	$9	$12	$14	$17
Provision for credit losses on HTM investment securities	—	(3)	(1)	(4)
Investment securities charge-offs	—	—	—	—
Investment securities recoveries	—	—	—	—
Balance at end of period	$9	$9	$13	$13

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following table summarizes investment securities with unrealized losses at September 30, 2025 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Investment securities available for sale:
Asset-backed securities	$—	$—	$1,469	$(16)	$1,469	$(16)	1
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	2,574	(439)	2,574	(439)	2
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	14,837	(2,382)	14,837	(2,382)	7
Total investment securities available for sale	$—	$—	$18,880	$(2,837)	$18,880	$(2,837)	10

Investment securities held to maturity:
Corporate bonds	$—	$—	$2,375	$(125)	$2,375	$(125)	3
Total investment securities held to maturity	$—	$—	$2,375	$(125)	$2,375	$(125)	3

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following table summarizes investment securities with unrealized losses at December 31, 2024 aggregated by security type and length of time in a continuous unrealized loss position:

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
No investment securities were pledged as of September 30, 2025 or December 31, 2024, and there were no sales of investment securities for the three or nine months ended September 30, 2025 or September 30, 2024.
NOTE 4 – LOANS
Loans HFI, excluding loans measured at fair value, at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Real estate:
Residential	$364,020	$330,870
Commercial	231,039	305,721
Construction and land	43,700	32,914
Commercial and industrial	194,654	226,522
Commercial and industrial - PPP	13	941
Consumer and other	90,946	93,826
Loans HFI, excluding loans measured at fair value, gross	924,372	990,794
Deferred loan costs, net	17,096	19,499
Discount on government guaranteed loans(1)	(7,506)	(8,306)
Premium on loans purchased, net	2,941	3,739
Allowance for credit losses	(24,485)	(15,512)
Net loans HFI, excluding loans measured at fair value	$912,418	$990,214
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 5 - ALLOWANCE FOR CREDIT LOSSES
The following schedules present the activity in the ACL by loan segment for the three and nine months ended September 30, 2025 and September 30, 2024:

Three Months Ended	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Total
September 30, 2025
Beginning Balance	$1,179	$2,135	$847	$11,106	$—	$1,774	$17,041
Charge-offs	(121)	—	—	(3,185)	(1)	(312)	(3,619)
Recoveries	—	2	—	191	—	132	325
Provision	1,224	(150)	(231)	9,526	1	368	10,738
Ending Balance	$2,282	$1,987	$616	$17,638	$—	$1,962	$24,485
September 30, 2024
Beginning Balance	$1,234	$1,864	$555	$7,714	$—	$2,476	$13,843
Charge-offs	(20)	—	—	(2,375)	—	(550)	(2,945)
Recoveries	—	2	—	111	—	75	188
Provision	(41)	(3)	(41)	2,855	—	330	3,100
Ending Balance	$1,173	$1,863	$514	$8,305	$—	$2,331	$14,186

	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Total
Nine Months Ended
September 30, 2025
Beginning Balance	$1,181	$2,096	$507	$9,607	$—	$2,121	$15,512
Charge-offs	(963)	(431)	—	(11,212)	(1)	(1,763)	(14,370)
Recoveries	27	4	—	654	—	291	976
Provision	2,037	318	109	18,589	1	1,313	22,367
Ending Balance	$2,282	$1,987	$616	$17,638	$—	$1,962	$24,485
September 30, 2024
Beginning Balance	$1,987	$1,818	$519	$6,579	$—	$2,594	$13,497
Charge-offs	(20)	(60)	—	(7,898)	—	(2,299)	(10,277)
Recoveries	—	6	—	352	—	249	607
Provision	(794)	99	(5)	9,272	—	1,787	10,359
Ending Balance	$1,173	$1,863	$514	$8,305	$—	$2,331	$14,186
The ACL represents management’s best estimate of future lifetime expected losses on its HFI loan portfolio. The Company calculates its ACL by estimating expected credit losses on a collective basis for loans that share similar risk characteristics. Loans that do not share similar risk characteristics with other loans are evaluated for credit losses on an individual basis. The Company uses a combination of modeled and non-modeled approaches that incorporates current and future economic

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
conditions to estimate lifetime expected losses on a collective basis. Individually evaluated loans are evaluated for impairment and a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the rate implicit in the original loan agreement or at the fair value of collateral adjusted for selling costs as appropriate if repayment is expected solely from the collateral.
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
The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The ACL on unfunded loan commitments is based on estimates of probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity and loss rates as determined for pooled funded loans. As of September 30, 2025 and December 31, 2024, the ACL for unfunded commitments recorded in other liabilities was $731 and $516, respectively.
The following table presents the activity in the ACL for unfunded commitments for the three and nine months ended September 30, 2025 and September 30, 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balance at beginning of period	$554	$641	$516	$839
Provision for credit losses on unfunded commitments	177	23	215	(175)
Unfunded commitments charge-offs	—	—	—	—
Unfunded commitments recoveries	—	—	—	—
Balance at end of period	$731	$664	$731	$664
The following tables present the principal balance of nonaccrual loans and loans past due over 89 days on accrual by loan segment at September 30, 2025 and December 31, 2024. In the following tables, the principal balance does not include the government guaranteed balance or loans measured at fair value.

September 30, 2025	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days and Accruing(1)
Real estate - residential	$—	$4,861	$—
Real estate - commercial	2,628	4,026	—
Real estate - construction and land	—	815
Commercial and industrial	1,160	2,194	—
Consumer and other	—	83	55
Total	$3,788	$11,979	$55

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

December 31, 2024	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days and Accruing(1)
Real estate - residential	$—	$5,818	$—
Real estate - commercial	2,709	2,052	—
Commercial and industrial	—	2,696	—
Consumer and other	—	—	295
Total	$2,709	$10,566	$295
(1) Excludes loans measured at fair value. See Note 6. Fair Value for additional information.
A financial asset is considered collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraised value. The following tables present the principal balance, including government guaranteed balances, of individually analyzed collateral dependent loans by loan portfolio segment as of September 30, 2025 and December 31, 2024:

September 30, 2025	Type of Collateral	ACL
	Real Estate
Real estate - commercial	$2,628	$—
Commercial and industrial	1,160	—
Total	$3,788	$—
.

December 31, 2024	Type of Collateral	ACL
	Real Estate
Real estate - commercial	$2,709	$—

The following table presents the aging of the principal balance of past due loans HFI at amortized cost at September 30, 2025 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$3,868	$4,496	$8,364	$355,656	$364,020
Real estate - commercial	840	3,394	4,234	226,805	231,039
Real estate - construction and land	—	814	814	42,886	43,700
Commercial and industrial	3,659	1,312	4,971	189,683	194,654
Commercial and industrial - PPP	—	—	—	13	13
Consumer and other	1,214	55	1,269	89,677	90,946
Total	$9,581	$10,071	$19,652	$904,720	$924,372
(1) $437 of balances 30-89 days past due and $7,422 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
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

Modifications to Borrowers Experiencing Financial Difficulty
For the three and nine months ended September 30, 2025 and the year ended December 31, 2024, there were no loan modifications to borrowers experiencing financial difficulty and no loan modifications that subsequently defaulted during the period.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Credit Quality Indicators
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

The table below sets forth principal balance for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at September 30, 2025 and gross write offs for the nine months ended September 30, 2025:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$21,209	$52,576	$38,491	$44,020	$23,862	$30,815	$3,243	$—	$214,216
Special mention	—	80	499	615	111	374	15	—	1,694
Substandard	—	2,735	3,081	3,340	4,429	1,544	—	—	15,129
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans, at amortized cost, gross	21,209	55,391	42,071	47,975	28,402	32,733	3,258	—	231,039
Gross write offs	—	—	130	216	—	85	—	—	431

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - construction and land
Risk Rating
Pass	3,229	5,926	15,118	8,407	1,062	—	—	—	33,742
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	9,958	—	—	—	—	—	9,958
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction and land loans, at amortized cost, gross	3,229	5,926	25,076	8,407	1,062	—	—	—	43,700
Gross write offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Risk Rating
Pass	39,139	46,648	33,371	24,340	3,583	22,561	10,734	—	180,376
Special mention	22	562	1,163	1,376	172	683	252	—	4,230
Substandard	44	1,315	3,248	1,782	374	3,041	—	—	9,804
Doubtful	72	—	22	57	8	85	—	—	244
Total commercial and industrial loans, at amortized cost, gross	39,277	48,525	37,804	27,555	4,137	26,370	10,986	—	194,654
Gross write offs	135	2,234	3,615	2,347	319	2,529	33	—	11,212

Commercial and industrial - PPP
Risk Rating
Pass	—	—	—	—	—	13	—	—	13
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial - PPP loans, at amortized cost, gross	—	—	—	—	—	13	—	—	13
Gross write offs	—	—	—	—	—	1	—	—	1

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The table below sets forth principal balance for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at December 31, 2024 and gross write offs for the year ended December 31, 2024:

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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

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
The Company considers the performance of the loan portfolio to determine its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan by payment activity. The following table presents the principal balance at September 30, 2025 of residential and consumer loans based on payment activity as well as gross write offs for the nine months ended September 30, 2025.

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$8,856	$33,761	$25,087	$68,521	$21,808	$16,080	$185,046	$—	$359,159
Nonperforming	—	—	312	799	490	2,402	858	—	4,861
Total real estate - residential loans, at amortized cost, gross	8,856	33,761	25,399	69,320	22,298	18,482	185,904	—	364,020
Gross write offs	—	—	—	121	—	—	842	—	963

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Consumer and other
Payment Performance
Performing	11,893	52,314	19,091	5,294	207	50	1,959	—	90,808
Nonperforming	—	83	—	55	—	—	—	—	138
Total consumer and other loans, at amortized cost, gross	11,893	52,397	19,091	5,349	207	50	1,959	—	90,946
Gross write offs	43	641	209	815	22	9	24	—	1,763
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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 6 – FAIR VALUE
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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Repossessed Assets: Repossessed assets are recorded at fair value less estimated costs to sell upon the transfer of a loan to repossessed assets. The fair value of a repossessed asset, upon initial recognition, is estimated using a market approach or based on observable market data, such as a current appraisal, recent sale price of similar assets, or assumptions specific to the individual property or equipment, such as management applied discounts used to further reduce values to a net realizable value when observable inputs become stale.
Assets measured at fair value on a recurring basis at September 30, 2025 are summarized below. There were no liabilities carried at fair value on a recurring basis at September 30, 2025.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$29,857	$—	$29,857
Government guaranteed loans HFI, at fair value	—	—	61,780	61,780
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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of HFI government guaranteed loans measured at fair value at September 30, 2025 and December 31, 2024.

	September 30, 2025
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$12,808	$12,630	$178	$244	$243	$1	$—	$—	$—
Commercial and industrial	48,972	53,665	(4,693)	1,141	6,372	(5,231)	—	—	—
Total loans HFI, at fair value	$61,780	$66,295	$(4,515)	$1,385	$6,615	$(5,230)	$—	$—	$—

	December 31, 2024
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$15,136	$15,075	$61	$—	$—	$—	$—	$—	$—
Commercial and industrial	45,697	46,981	(1,284)	1,491	2,630	(1,139)	—	—	—
Total loans HFI, at fair value	$60,833	$62,056	$(1,223)	$1,491	$2,630	$(1,139)	$—	$—	$—
(1) The nonaccrual and 90 days or more past due loan balances do not include the portion of government guaranteed loan balances.
The total amount of net gains and losses from changes in fair value and interest income included in earnings for the nine months ended September 30, 2025 and September 30, 2024 for government guaranteed loans HFI, at fair value, were as follows:

	Nine Months Ended September 30,
	2025	2024
Interest income	$6,074	$5,978
Change in fair value	805	9,923
Total gain, net	$6,879	$15,901
Changes in fair value for government guaranteed loans HFI, at fair value, were included in Government guaranteed loans fair value gain (loss), net on the Condensed Consolidated Statements of Income.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The table below presents a reconciliation of government guaranteed loans HFI, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months Ended September 30,
	2025	2024
Balance of government guaranteed loans HFI at fair value, beginning of period	$60,833	$91,508
New government guaranteed originations at fair value	51,287	105,754
Loans sold	(32,884)	(116,977)
Principal payments	(6,285)	(3,767)
Transfer to HFS	(11,976)	—
Total fair value gains (losses) during the period	805	9,923
Balance of government guaranteed loans HFI at fair value, end of period	$61,780	$86,441
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
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of government guaranteed loans HFI that fall within Level 3 of the fair value hierarchy at September 30, 2025 and December 31, 2024:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
September 30, 2025
Government guaranteed loans HFI, at fair value	$61,780	Discounted	Discount rate	5.61%-9.11% (8.76%)
		cash flow	Conditional prepayment rate	5.77%-18.43% (9.33%)
December 31, 2024
Government guaranteed loans HFI, at fair value	$60,833	Discounted	Discount rate	6.07%-9.57% (8.69%)
		cash flow	Conditional prepayment rate	0.00%-18.13% (11.61%)
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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Assets measured at fair value on a nonrecurring basis at September 30, 2025 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount	Valuation Level
SBA loans held for sale	$94,052	Transaction price	NA	—%	2
Individually evaluated loans	$3,788	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Other real estate owned	$400	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Repossessed assets	$32	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Assets measured at fair value on a nonrecurring basis at December 31, 2024 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount	Valuation level
Individually evaluated loans	$2,709	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Other real estate owned	$132	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Repossessed assets	$36	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at September 30, 2025 and December 31, 2024 are as follows:

		September 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$118,550	$118,550	$77,788	$77,788
Time deposits in banks	2	1,284	1,280	2,270	2,212
Investment securities held to maturity	2	2,491	2,375	2,488	2,346
Nonmarketable equity securities, at cost	2	7,028	7,028	4,526	4,526
Loans HFI, at amortized cost	3	912,418	927,651	990,214	986,406
Accrued interest receivable	2	8,898	8,898	9,155	9,155
Government guaranteed loan servicing rights	3	15,663	19,503	16,534	19,473
Liabilities:
Noninterest-bearing deposit accounts	2	$105,937	$105,937	$101,743	$101,743
Interest-bearing transaction accounts	2	210,336	210,336	256,793	256,793
Savings and money market deposit accounts	2	479,262	479,262	474,425	474,425
Time deposits	2	375,922	376,548	310,268	307,925
FHLB borrowings	2	50,000	50,000	—	—
Subordinated notes	2	5,961	5,563	5,956	5,511
Notes payable	2	1,593	1,580	1,934	1,919
Accrued interest payable	2	1,082	1,082	1,036	1,036
NOTE 7 – GOVERNMENT GUARANTEED LOAN SERVICING ACTIVITIES
At September 30, 2025 and December 31, 2024, the balance of government guaranteed loans HFI, excluding PPP loans, retained by the Company was $313,980 and $425,963, respectively, of which $75,280 and $148,543 represented the guaranteed portion of the loans. At September 30, 2025, the balance and fair value of government guaranteed loans HFS was $94,052, of which $50,120 represented the guaranteed portion of the loans. The Company had no government guaranteed loans HFS at December 31, 2024. Loans serviced for others are not included in the accompanying Condensed Consolidated Balance Sheets. The unpaid principal balances of government guaranteed loans serviced for others requiring recognition of a servicing asset were $1,038,738 and $1,056,665 at September 30, 2025 and December 31, 2024, respectively.
Activity for government guaranteed loan servicing rights for the three and nine months ended September 30, 2025 and September 30, 2024 follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning of period	$16,074	$15,770	$16,534	$14,959
Additions	1,274	1,704	4,489	5,396
Amortization	(1,685)	(1,508)	(5,360)	(4,389)
End of period	$15,663	$15,966	$15,663	$15,966

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The fair value of government guaranteed loan servicing rights was $19,503 and $19,473 at September 30, 2025 and December 31, 2024, respectively. Fair value was determined using a weighted average discount rate of 14.00% and a weighted average prepayment speed of 11.02% at September 30, 2025. Fair value was determined using a weighted average discount rate of 14.63% and a weighted average prepayment speed of 11.97% at December 31, 2024. The government guaranteed loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
At September 30, 2025, $592 of loan servicing rights were classified as held for sale and related to the HFS portfolio expected to sell in December. This sale is pending approval from the SBA and OCC which may be delayed as a result of the government shutdown.
The following table presents the components of net gain on sale of government guaranteed loans for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gain on sale of guaranteed portion of government guaranteed loans	$1,789	$4,439	$12,037	$14,431
Fair value of loan servicing rights created	1,274	1,704	4,489	5,396
Gain on sale of government guaranteed loans, net	$3,063	$6,143	$16,526	$19,827
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
For the three and nine months ended September 30, 2025 and September 30, 2024, the components of total lease cost and supplemental information related to operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$561	$202	$1,712	$699
Short-term lease cost	35	30	142	102
Total lease cost, net (1)	$596	$232	$1,854	$801
(1) There were no lease costs reported as discontinued operations for the three and nine months ended September 30, 2025 and for the three months ended September 30, 2024 and $131 for the nine months ended September 30, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash flows related to operating lease liabilities	$242	$151	738	600
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	—	296

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
At September 30, 2025, the weighted average discount rate of operating leases was 7.01% and the weighted average remaining life of operating leases was 12.89 years.
The future minimum lease payments for operating leases, subsequent to September 30, 2025, as recorded on the balance sheet, are summarized as follows:

2025	$412
2026	2,119
2027	1,751
2028	1,313
2029	1,339
Thereafter	14,961
Total undiscounted lease payments	$21,895
Less: imputed interest	(8,341)
Net lease liabilities	$13,554
NOTE 9 – OTHER BORROWINGS
At September 30, 2025, the Company had $50,000 of borrowings at 4.33% from the FHLB and no borrowings from the FRB. There were no borrowings from the FHLB or FRB at December 31, 2024.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the Bank were to obtain would be secured by a blanket lien on $375,157 of real estate-related loans as of September 30, 2025. Based on this collateral and the Bank's holdings of FHLB stock, the Bank was eligible to borrow up to $145,586 from the FHLB at September 30, 2025.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $79,165 of commercial loans as of September 30, 2025. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Bank was eligible to borrow up to $55,686 from the FRB at September 30, 2025.
The Company has $6,000 of Subordinated Notes (the “Notes”) that mature June 30, 2031 and are redeemable after 5 years which is June 30, 2026. The Notes carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term after June 30, 2026. Under the note agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Notes outstanding at the Company, net of offering costs, amounted to $5,961 and $5,956 at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the Company was not in compliance with certain debt covenants. A waiver of these covenants has been requested, and approval has not yet been received.
The Company has a term note with quarterly principal and interest payments with interest at Prime (7.25% at September 30, 2025). The note matures on March 10, 2029 and the balance of the note was $1,593 and $1,934 at September 30, 2025 and December 31, 2024, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note. As of September 30, 2025, the Company was not in compliance with certain debt covenants. A waiver of these covenants has been requested, and approval has not yet been received.
If a waiver is denied, the Company could be subject to a default rate of interest or other conditions.
NOTE 10 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock grants and stock options. Total compensation cost charged against income related to the Equity Plan was $239 and $281 for the nine months ended September 30, 2025 and September 30, 2024, respectively.
Restricted Stock
The Company awarded shares of restricted common stock to certain employees and directors for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
A summary of changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2025 and September 30, 2024 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2025	47,485	$14.54
Granted	25,800	15.78
Vested	(24,225)	(13.23)
Forfeited	(1,680)	(15.41)
Nonvested at September 30, 2025	47,380	$15.85

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2024	52,195	$18.75
Granted	30,650	11.70
Vested	(29,835)	(18.24)
Forfeited	(1,125)	(16.05)
Nonvested at September 30, 2024	51,885	$14.93
At September 30, 2025, there was $548 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the nine months ended September 30, 2025 and September 30, 2024 on the vesting date was $370 and $359, respectively.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
A summary of the activity in the Equity Plan for the nine months ended September 30, 2025 and September 30, 2024 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	364,063	$15.68
Exercised	(1,050)	(14.67)
Forfeited	(195)	(14.67)
Outstanding at September 30, 2025	362,818	$15.68	3.89	$—
Vested and exercisable at September 30, 2025	357,748	$15.69	3.87	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	367,033	$15.68
Forfeited	(2,970)	(15.56)
Outstanding at September 30, 2024	364,063	$15.57	4.92	$—
Vested and exercisable at September 30, 2024	349,385	$15.71	4.88	$—
There were no options granted during the nine months ended September 30, 2025 or September 30, 2024. Total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan was $5 at September 30, 2025. This cost is expected to be recognized over a weighted average period of 0.29 years.
NOTE 11 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. For the nine months ended September 30, 2025 and September 30, 2024, there were no shares issued.
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the nine months ended September 30, 2025 and September 30, 2024 was $13 and $18, respectively. During the nine months ended September 30, 2025, 3,391 shares were purchased at an average price of $9.03. For the nine months ended September 30, 2024, there were no shares issued.
The Company has a Salary Continuation Agreement (the “Agreement”) with the Company’s retired CEO. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. The liability recorded for the Agreement was $312 and $327 at September 30, 2025 and December 31, 2024, respectively, and the related expense for the nine months ended September 30, 2025 was $10 and the related expense for the nine months ended September 30, 2024 was $(3). Payments began in July 2024 as a result of the retirement of the CEO on December 31, 2023.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of each employee’s salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. There was no match of contributions in 2024. Expense recognized in relation to the 401(k) plan was $715 and $749 for the nine months ended September 30, 2025 and September 30, 2024, respectively.

The Company had an ESOP for eligible employees with outstanding loans as a result of the acquisition of shares in 2021 and the termination of the nationwide residential lending division in 2022. On September 30, 2025, the Plan was terminated and the remaining 19,691 shares in the ESOP unallocated account with a fair value of $175 were returned to the Company in partial satisfaction of the outstanding balances on the ESOP loans. The ESOP accounts of the participants were 100% vested as of the date of the termination. As part of the termination of the plan, the Company forgave the indebtedness of the

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
outstanding loans which totaled $365. There was $190 of expense related to the ESOP for the nine months ended September 30, 2025 and $149 expense for the nine months ended September 30, 2024. The Company’s ESOP, which is internally leveraged, did not report the loan receivable extended to the ESOP as an asset and did not report the ESOP debt due to the Company.
NOTE 12 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met capital adequacy requirements to which it was subject at September 30, 2025 and December 31, 2024.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. The Bank must maintain a “well capitalized” rating to access brokered deposits without FDIC waiver. An “adequately capitalized” rating requires an FDIC waiver to access brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2025, the Bank did not meet all of its regulatory capital requirements to be well-capitalized and is taking steps towards meeting the capital requirements established by the regulators. The Bank requested a waiver from the FDIC to continue to access brokered deposits, which is under review by the FDIC.
In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and included a transition option that allows banking organizations to phase in, over a three year period, the day one adverse effects of adoption on their regulatory capital ratios (three year transition option). In connection with the adoption of ASC 326 on January 1, 2023, the Company recognized an after-tax cumulative effect reduction to retained earnings. The Company elected to adopt the three year transition option and the deferral has been applied in capital ratios presented below. Actual and required capital amounts and ratios for the Bank are presented below at September 30, 2025:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$102,017	9.71%	$84,088	8.00%	$105,111	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$88,737	8.44%	$63,066	6.00%	$84,088	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$88,737	8.44%	$47,300	4.50%	$68,322	6.50%
Tier 1 Capital
(to Average Assets)	$88,737	6.64%	$53,458	4.00%	$66,823	5.00%

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2024:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$124,420	12.14%	$81,985	8.00%	$102,482	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$111,586	10.89%	$61,489	6.00%	$81,985	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$111,586	10.89%	$46,117	4.50%	$66,613	6.50%
Tier 1 Capital
(to Average Assets)	$111,586	8.82%	$50,579	4.00%	$63,224	5.00%
Dividend Restrictions
Banking regulations limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits of the Bank for that year combined with the retained net profits for the preceding two years. The Company has temporarily suspended common and preferred stock dividends, see Part II Item 3 of this report for additional information.
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
The contractual amounts of financial instruments with off-balance sheet risk at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Unfunded loan commitments	$34,878	$21,174
Unused lines of credit	221,625	199,411
Standby letters of credit	1,259	276
All unused lines of credit at September 30, 2025 and December 31, 2024 were variable rate lines of credit and the majority of unfunded loan commitments at September 30, 2025 and December 31, 2024 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on peer historical usage. Loss rates for outstanding loans are applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At September 30, 2025 and December 31, 2024, ACL for off-balance sheet loan commitments totaled $731 and $516, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 14 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic:
Income (loss) from continuing operations	$(18,902)	$1,137	$(20,474)	$2,896
Loss from discontinued operations	—	—	—	(69)
Net income (loss)	(18,902)	1,137	(20,474)	2,827
Less: Preferred stock dividends	385	385	1,156	1,156
Net income available to (loss attributable to) common shareholders	$(19,287)	$752	$(21,630)	$1,671
Weighted average common shares outstanding	4,135,106	4,134,169	4,135,949	4,133,082

Basic earnings (loss) per common share:
Continuing operations	$(4.66)	$0.18	$(5.23)	$0.42
Discontinued operations	—	—	—	(0.02)
Total	$(4.66)	$0.18	$(5.23)	$0.40

Diluted:
Income (loss) from continuing operations	$(18,902)	$1,137	$(20,474)	$2,896
Loss from discontinued operations	—	—	—	(69)
Net income (loss)	(18,902)	1,137	(20,474)	2,827
Less: Preferred stock dividends	385	385	1,156	1,156
Add: Series B preferred stock and preferred C stock dividends	—	—	—	—
Net income available to (loss attributable to) common shareholders	$(19,287)	$752	$(21,630)	$1,671
Weighted average common shares outstanding for basic earnings per common share	4,135,106	4,134,169	4,135,949	4,133,082
Add: Dilutive effects of conversion of Series B preferred stock and Preferred C to common stock	—	—	—	—
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—	—	—
Average shares and dilutive potential common shares	4,135,106	4,134,169	4,135,949	4,133,082

Diluted earnings (loss) per common share:
Continuing operations	$(4.66)	$0.18	$(5.23)	$0.42
Discontinued operations	—	—	—	(0.02)
Total	$(4.66)	$0.18	$(5.23)	$0.40
-

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following securities outstanding at September 30, 2025 and September 30, 2024 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of earnings (loss) per share are antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock options	363,917	364,576	363,192	365,680
Convertible Series B preferred stock	3,210	3,210	3,210	3,210
Convertible Series C preferred stock	6,446	6,446	6,446	6,446
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
Financial performance is measured monthly and the primary measures of performance are net interest income after provision for credit losses, return on average assets, and return on average common equity, and significant operating expenses detailed below, as compared to the budget when assessing the Company’s segment. The allocation of resources throughout the Company is based on consolidated profitability. The presentation of financial performance is consistent with amounts and financial statement line items shown in the Company’s condensed consolidated balance sheets and condensed consolidated statements of income. Additionally, the Company’s significant expenses are adequately segmented by category and amount in the condensed consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include interest on deposits and borrowings, professional fees, loan origination expenses, and compensation.
NOTE 16 – RESTRUCTURE CHARGES
On September 29, 2025, the Company signed a definitive agreement to sell $103 million in SBA 7(a) loans. In conjunction with the agreement, the Company will exit the SBA 7(a) lending business. Dependent on approvals expected after cessation of the government shutdown, the transaction is expected to close in the fourth quarter of this year. The agreement resulted in recognition of restructure charges totaling $7,262, including $3,758 for employee compensation and benefits costs, $2,865 for recognition of asset impairment, $375 for the transaction deal cost, and $264 for miscellaneous charges. $3,449 of these charges were unpaid as of September 30, 2025.
NOTE 17 – SUBSEQUENT EVENTS
On August 14, 2025, BayFirst National Bank (“BayFirst”) was notified of a cybersecurity incident experienced by a third-party provider of marketing services. On October 28, 2025, the third-party provider confirmed that some customer information was exposed by this incident. None of the Bank’s own internal systems or data were compromised.
The third-party provider immediately launched an investigation, worked with BayFirst to understand the scope of the issue, and engaged the appropriate cybersecurity experts to assist. The third-party provider also promptly notified law enforcement. The incident was limited to the third-party provider’s environment. Based on the information available to date, personal information, including name, date of birth, and social security/tax identification numbers of some BayFirst customers was accessed without authorization. To date, there is no evidence of the misuse, or attempted misuse, of personal information as a result of this incident. Impacted customers will be notified directly of this incident.
BayFirst cannot quantify any material impact to its financial condition or operations, at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is an analysis of the results of operations for the three and nine months ended September 30, 2025 and September 30, 2024 and financial condition as of September 30, 2025 and December 31, 2024. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.
In addition to the historical information contained herein, this Form 10-Q includes "forward-looking statements" within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including, but not limited to, the effects of health crises, global military hostilities, weather events, or climate changes, including its effects on the economic environment, its customers and its operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with them; the ability of the Company to implement its strategy and expand its banking operations; changes in interest rates and other general economic, business and political conditions, including changes in the financial markets or global military hostilities; changes in business plans as circumstances warrant; risks related to mergers and acquisitions; changes in benchmark interest rates used to price loans and deposits, changes in tax laws, regulations and guidance; enforcement actions initiated by our regulators and their impact on our operations; the impact of data breaches or other cybersecurity incidents; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements.
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
Overview
The following discussion and analysis presents the financial condition and results of operations on a consolidated basis. However, because the Company conducts all of its material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level. The following discussion should be read in conjunction with the condensed consolidated financial statements.
As a one-bank holding company, the Company generates most of its revenue from interest on loans and gain on sale income derived from the sale of government guaranteed loans into the secondary market. The primary sources of funding for its loans are loan sales, loan payments, deposits, and borrowings. The Company is dependent on noninterest income, which is derived primarily from net gain on the sales of the guaranteed portion of government guaranteed loans and service fee income. The largest expenses are interest on those deposits and borrowings, professional fees, loan origination expenses, and salaries and commissions plus related employee benefits. The Company measures its performance through its net interest income after provision for credit losses, return on average assets, and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.
In the third quarter of 2025, the Company signed a definitive agreement to sell a portion of its SBA 7(a) loan portfolio which is expected to close in the fourth quarter. In conjunction with the agreement, BayFirst exited the SBA 7(a) lending business as a result of the comprehensive strategic review aimed at reducing expenses and derisking the Bank's balance sheet. Banesco USA will also purchase for book value the servicing rights associated with the purchased loans and will conduct servicing for all SBA loans that BayFirst will continue to own.
Application of Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires the Company to make estimates and judgments that affect reported amounts of assets, liabilities, income and expenses and related disclosure of contingent assets and liabilities. The Company bases those estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Estimates are evaluated on an ongoing basis. Actual results may differ from these estimates.
Accounting policies, as described in detail in the notes to the Company’s condensed consolidated financial statements, are an integral part of the Company’s condensed consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position.

Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At September 30, 2025, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing the condensed consolidated financial statements were the policies related to the ACL, fair value measurement of government guaranteed loan servicing rights and government guaranteed loans HFI at fair value, which are discussed more fully in the December 31, 2024 Form 10-K.
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
Recent Developments
Exit from SBA 7(a) Business. BayFirst signed a definitive agreement to sell a portion of the SBA 7(a) loan portfolio to Banesco USA. In conjunction with this agreement, BayFirst will exit the SBA 7(a) lending business, and the majority of the SBA lending staff and support teams will be offered positions with Banesco USA. The transaction is expected to close in the fourth quarter of this year. Banesco USA will also purchase for book value the servicing rights associated with the purchased loans and will conduct servicing for all SBA loans that BayFirst will continue to own.
Share Repurchase Program. During the first quarter of 2025, the Company announced that its Board of Directors has adopted a share repurchase program. On October 28, 2025, the Company’s Board of Directors terminated the stock repurchase program effective immediately.
Regulatory. The Bank has also agreed with its regulators to take certain actions designed to improve the Bank’s underwriting and credit administration, strategic planning, and capital preservation. In connection with that, the regulators are also requiring the Bank to achieve and maintain specific capital ratios.
Selected Financial Data - Unaudited

	As of and for the Three Months Ended			As of and for the Nine Months Ended
(Dollars in thousands, except for share data)	9/30/2025	6/30/2025	9/30/2024	9/30/2025	9/30/2024
Income Statement Data:
Net interest income	$11,280	$12,348	$9,449	$34,627	$27,373
Provision for credit losses	10,915	7,264	3,122	22,579	10,180
Noninterest income	(1,046)	10,795	12,272	18,500	38,193
Noninterest expense	25,215	17,528	17,064	58,556	51,447
Income tax expense (benefit)	(6,994)	(412)	398	(7,534)	1,043
Net income (loss) from continuing operations	(18,902)	(1,237)	1,137	(20,474)	2,896
Net loss from discontinued operations	—	—	—	—	(69)
Net income (loss)	(18,902)	(1,237)	1,137	(20,474)	2,827
Preferred stock dividends	385	386	385	1,156	1,156
Net income available to (loss attributable to) common shareholders	$(19,287)	$(1,623)	$752	$(21,630)	$1,671
Balance Sheet Data:

	As of and for the Three Months Ended			As of and for the Nine Months Ended
(Dollars in thousands, except for share data)	9/30/2025	6/30/2025	9/30/2024	9/30/2025	9/30/2024
Average loans HFI	$1,134,911	$1,121,862	$1,034,819	$1,114,764	$986,469
Average loans HFI at amortized cost	1,060,520	1,047,568	948,528	1,044,830	901,004
Average total assets	1,345,553	1,324,455	1,228,040	1,319,415	1,177,785
Average common shareholders’ equity	92,734	95,049	86,381	94,594	85,574
Government guaranteed loans HFS	94,052	—	595	94,052	595
Total loans HFI	998,683	1,125,799	1,042,445	998,683	1,042,445
Total loans HFI, excluding government guaranteed loan balances	923,390	972,942	885,444	923,390	885,444
Allowance for credit losses on loans	24,485	17,041	14,186	24,485	14,186
Total assets	1,345,978	1,343,867	1,245,099	1,345,978	1,245,099
Total deposits	1,171,457	1,163,796	1,112,196	1,171,457	985,138
Common shareholders’ equity	73,677	92,172	86,242	73,677	86,242
Per Share Data:
Basic earnings (loss) per common share	$(4.66)	$(0.39)	$0.18	$(5.23)	$0.40
Diluted earnings (loss) per common share	$(4.66)	$(0.39)	$0.18	$(5.23)	$0.40
Dividends per common share	$—	$0.08	$0.08	$0.16	$0.24
Book value per common share	$17.90	$22.30	$20.86	$17.90	$20.86
Tangible book value per common share(1)	$17.90	$22.30	$20.86	$17.90	$20.86
Performance Ratios:
Return on average assets(2)	(5.62)%	(0.37)%	0.37%	(2.07)%	0.32%
Return on average common equity(2)	(83.19)%	(6.83)%	3.48%	(30.49)%	2.60%
Net interest margin(2)	3.61%	4.06%	3.34%	3.81%	3.39%
Asset Quality Data:
Net charge-offs	$3,294	$6,799	$2,757	$13,394	$9,670
Net charge-offs/average loans HFI at amortized cost(2)	1.24%	2.60%	1.16%	1.71%	1.43%
Nonperforming loans(3)	$24,687	$21,665	$15,489	$24,687	$15,489
Nonperforming loans (excluding government guaranteed balance)(3)	$15,822	$14,187	$10,992	$15,822	$10,992
Nonperforming loans/total loans HFI(3)	2.63%	2.09%	1.62%	2.63%	1.62%
Nonperforming loans (excluding gov’t guaranteed balance)/total loans HFI(3)	1.69%	1.37%	1.15%	1.69%	1.15%
ACL/Total loans HFI at amortized cost	2.61%	1.65%	1.48%	2.61%	1.48%
Other Data:
Full-time equivalent employees	237	300	295	237	295
Banking centers	12	12	12	12	12
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
The following presents the calculation of the non-GAAP financial measures:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share (Unaudited)
	As of
(Dollars in thousands, except for share data)	September 30, 2025	June 30, 2025	September 30, 2024
Total shareholders’ equity	$89,728	$108,223	$102,293
Less: Preferred stock liquidation preference	(16,051)	(16,051)	(16,051)
Total equity available to common shareholders	73,677	92,172	86,242
Less: Goodwill	—	—	—
Tangible common shareholders' equity	$73,677	$92,172	$86,242

Common shares outstanding	4,116,913	4,134,127	4,134,059
Tangible book value per common share	$17.90	$22.30	$20.86
Results of Operations
BayFirst’s operating results depend on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. The interest rate spread is affected by regulatory, economic, and competitive factors which influence interest rates, loan demand, and deposit flows. In addition, the Company’s operating results can be affected by the level of nonperforming assets, as well as the level of the noninterest income and the noninterest expenses, such as compensation , loan origination expenses, and income taxes.
Historically, the Company has been dependent on noninterest income, derived primarily from net gain on the sales of the guaranteed portion of government guaranteed loans and service fee income, as well as fair value adjustments for certain loans which management has elected the fair value option. While the Company retains some of its government guaranteed loans on the balance sheet, the Company may sell both the guaranteed balance of its government guaranteed loans, as well as a percentage of the unguaranteed portions of such loans.
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
In the third quarter of 2025, the Company signed a definitive agreement to sell a portion of its SBA 7(a) loan portfolio which is expected to close in the fourth quarter. Banesco USA will also purchase for book value the servicing rights associated with the purchased loans and will conduct servicing for all SBA loans that BayFirst will continue to own. In conjunction with the agreement, BayFirst exited the SBA 7(a) lending business as a result of the comprehensive strategic review aimed at reducing expenses and derisking the bank's balance sheet.
Net Income
The Company had a net loss for the three months ended September 30, 2025 of $18.9 million, or $4.66 per common share and diluted common share, compared to net income for the three months ended September 30, 2024 of $1.1 million, or $0.18 per common and diluted common share. The change from the third quarter of 2024 was due to an increase in provision for credit losses of $7.8 million, a decrease in noninterest income of $13.3 million, and an increase in noninterest expense of $8.2 million, partially offset by an increase in net interest income of $1.8 million and a decrease in income tax expenses of $7.4 million.

For the nine months ended September 30, 2025, the Company had a net loss of $20.5 million, or $5.23 per common share and diluted common share, a decrease from net income of $2.8 million, or $0.40 per common share and diluted common share, for the nine months ended September 30, 2024. The decrease was primarily due to an increase in provision for credit losses of $12.4 million, a decrease in noninterest income of $19.7 million, and an increase in noninterest expense of $7.1 million. This was partially offset by an increase in net interest income of $7.3 million and a decrease in income tax expense of $8.6 million.
Net Interest Income
Net interest income from continuing operations was $11.3 million for the three months ended September 30, 2025, an increase from $9.4 million during the three months ended September 30, 2024. The increase in net interest income from continuing operations during the third quarter of 2025, as compared to the year ago quarter, was mainly due to a decrease in interest expense on deposits of $2.0 million.
Net interest margin was 3.61% for the third quarter of 2025, which represented an increase from 3.34% for the third quarter of 2024.
Net interest income from continuing operations was $34.6 million for the nine months ended September 30, 2025, an increase from $27.4 million for the nine months ended September 30, 2024. The increase was mainly due to an increase in loan interest income, including fees, of $3.8 million and a decrease in interest expense of $3.5 million.
Net interest margin increased to 3.81% for the nine months ended September 30, 2025, compared to 3.39% for the nine months ended September 30, 2024.
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

	Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$32,521	$282	3.44%	$41,092	$407	3.94%
Loans(1)	1,141,203	20,708	7.20	1,034,826	20,442	7.86
Other	65,955	664	3.99	50,809	593	4.64
Total interest-earning assets	1,239,679	21,654	6.93	1,126,727	21,442	7.57
Noninterest-earning assets	105,874			101,313
Total assets	$1,345,553			$1,228,040
Interest-bearing liabilities:
NOW, MMDA and savings	$704,339	$6,058	3.41	$681,822	$7,423	4.33
Time deposits	336,596	3,518	4.15	310,754	4,186	5.36
Other borrowings	67,478	798	4.69	27,110	384	5.64
Total interest-bearing liabilities	1,108,413	10,374	3.71	1,019,686	11,993	4.68
Demand deposits	105,464			94,574
Noninterest-bearing liabilities	22,891			11,348
Shareholders’ equity	108,785			102,432
Total liabilities and shareholders’ equity	$1,345,553			$1,228,040
Net interest income		$11,280			$9,449
Interest rate spread			3.22			2.89
Net interest margin (2)			3.61			3.34
Ratio of average interest-earning assets to average interest-bearing liabilities	111.84%			110.50%

(1) Includes nonaccrual loans.
(2) Net interest margin represents annualized net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$35,917	$1,095	4.08%	$42,069	$1,277	4.05%
Loans(1)	1,116,884	61,918	7.41	986,469	58,084	7.87
Other	61,468	1,831	3.98	48,641	1,695	4.65
Total interest-earning assets	1,214,269	64,844	7.14	1,077,179	61,056	7.57
Noninterest-earning assets	105,146			100,606
Total assets	$1,319,415			$1,177,785
Interest-bearing liabilities:
NOW, MMDA and savings	$711,114	$18,179	3.42	$652,481	$20,886	4.28
Time deposits	314,619	10,110	4.30	283,298	11,386	5.37
Other borrowings	54,620	1,928	4.72	34,606	1,411	5.45
Total interest-bearing liabilities	1,080,353	30,217	3.74	970,385	33,683	4.64
Demand deposits	105,031			93,830
Noninterest-bearing liabilities	23,386			11,945
Shareholders’ equity	110,645			101,625
Total liabilities and shareholders’ equity	$1,319,415			$1,177,785
Net interest income		$34,627			$27,373
Interest rate spread			3.40			2.93
Net interest margin (2)			3.81			3.39
Ratio of average interest-earning assets to average interest-bearing liabilities	112.40%			111.01%

(1) Includes nonaccrual loans.
(2) Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

(Dollars in thousands)	Rate	Volume	Total
Three Months Ended September 30, 2025 vs. September 30, 2024:
Interest-earning assets:
Investment securities	$(47)	$(78)	$(125)
Loans	(1,775)	2,041	266
Other interest-earning assets	(91)	162	71
Total interest-earning assets	(1,913)	2,125	212
Interest-bearing liabilities:
NOW, MMDA and savings	(1,607)	242	(1,365)
Time deposits	(999)	331	(668)
Other borrowings	(74)	488	414
Total interest-bearing liabilities	(2,680)	1,061	(1,619)
Net change in net interest income	$767	$1,064	$1,831

(Dollars in thousands)	Rate	Volume	Total
Nine Months Ended September 30, 2025 vs. September 30, 2024:
Interest-earning assets:
Investment securities	$7	$(189)	$(182)
Loans	(3,493)	7,327	3,834
Other interest-earning assets	(268)	404	136
Total interest-earning assets	(3,754)	7,542	3,788
Interest-bearing liabilities:
NOW, MMDA, and savings	(4,460)	1,753	(2,707)
Time deposits	(2,440)	1,164	(1,276)
Other borrowings	(209)	726	517
Total interest-bearing liabilities	(7,109)	3,643	(3,466)
Net change in net interest income	$3,355	$3,899	$7,254
Provision for Credit Losses
The provision for credit losses is charged to operations to adjust the ACL to a level deemed appropriate by management and is based upon the volume and type of lending the Bank conducts, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to its market area, economic forecasts, and other factors that may affect the ability to collect on the loans in its portfolio.
The Company recorded a provision for credit losses on loans for the three months ended September 30, 2025 of $10.9 million compared to a provision of $3.1 million for the three months ended September 30, 2024. During the three months ended September 30, 2025, $3.3 million of net charge offs were recorded compared to $2.8 million during the three months ended September 30, 2024. The increase in the ACL was the result of increases in nonperforming loans and economic uncertainty for our small business customers.
The Company recorded a provision for credit losses for the nine months ended September 30, 2025 of $22.6 million compared to a $10.2 million provision for the nine months ended September 30, 2024. For the nine months ended

September 30, 2025, net loan charge offs totaled $13.4 million compared to $9.7 million for the nine months ended September 30, 2024. The increase of $12.4 million in the provision for credit losses expense was primarily due to higher than expected charge-offs primarily in the SBA 7(a) portfolio, increases in nonperforming loans, and continued economic uncertainty.
The ACL was $24.5 million at September 30, 2025 and $14.2 million at September 30, 2024.
Noninterest Income
The following table presents noninterest income from continuing operations for the three and nine months ended September 30, 2025 and September 30, 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Noninterest income:
Loan servicing income, net	761	918	1,981	2,518
Gain on sale of SBA and PPP loans, net	3,063	6,143	16,526	19,827
Service charges and fees	474	447	1,396	1,343
Fair value adjustment on loans held for sale	(5,096)	—	(5,096)	—
SBA loan fair value gain (loss)	(882)	3,416	805	9,923
Government guaranteed loan packaging fees	380	903	1,673	3,332
Other non-interest income	254	445	1,215	1,250
Total noninterest income	(1,046)	12,272	18,500	38,193
Noninterest income from continuing operations was negative $1.0 million during the three months ended September 30, 2025, a decrease from $12.3 million during the three months ended September 30, 2024. The decrease in the third quarter of 2025, as compared to the third quarter of 2024, was the result of a decrease in gain on sale of government guaranteed loans of $3.1 million, a decrease in fair value gains on government guaranteed loans of $4.3 million, the unfavorable fair value adjustment on held for sale loans of $5.1 million, and a decrease in government guaranteed loan packaging fees of $0.5 million. The unfavorable fair value adjustment on held for sale loans was the result of the expected sale of a portion of the SBA 7(a) loan portfolio.
Noninterest income from continuing operations was $18.5 million for the nine months ended September 30, 2025, a decrease from $38.2 million for the nine months ended September 30, 2024. The decrease was primarily the result of a decrease in gain on sale of government guaranteed loans of $3.3 million, a decrease in government guaranteed loan fair value gains of $9.1 million, the unfavorable fair value adjustment on held for sale loans of $5.1 million, and a decrease in government guaranteed loan packaging fees of $1.7 million.

Noninterest Expense
The following table presents noninterest expense from continuing operations for the three and nine months ended September 30, 2025 and September 30, 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Noninterest expense:
Salaries and benefits	$7,637	$7,878	$23,748	$23,712
Bonus, commissions, and incentives	530	1,141	863	3,371
Occupancy and equipment	1,525	1,248	4,738	3,631
Data processing	2,049	1,789	6,172	4,996
Marketing and business development	262	532	1,152	1,660
Professional services	859	853	2,373	3,079
Loan origination and collection	3,273	1,956	6,866	5,633
Employee recruiting and development	364	595	1,443	1,741
Regulatory assessments	484	309	1,175	870
Restructure charges	7,262	—	7,262	—
Director compensation	137	143	390	427
Liability and fidelity bond insurance	168	143	468	431
ATM and interchange	134	150	356	432
Telecommunication	82	127	282	354
Other noninterest expense	449	200	1,268	1,110
Total noninterest expense	$25,215	$17,064	$58,556	$51,447
Noninterest expense from continuing operations was $25.2 million during the three months ended September 30, 2025, an increase from $17.1 million during the three months ended September 30, 2024. The increase in the third quarter of 2025, as compared to the third quarter of 2024, was primarily due to the restructure charges of $7.3 million and higher loan origination and collection expenses of $1.3 million. The restructure charges of $7.3 million related to the comprehensive strategic review aimed at reducing expenses and derisking the bank's balance sheet which included the exit of the SBA 7(a) business.
Noninterest expense was $58.6 million for the nine months ended September 30, 2025, an increase from $51.4 million for the nine months ended September 30, 2024. The increase was primarily the result of the restructure charges of $7.3 million.
Income Taxes
Income tax benefit from continuing operations was $7.0 million for the three months ended September 30, 2025, a decrease from income tax expense of $0.4 million for the three months ended September 30, 2024. The change was attributed to a net loss from continuing operations for the current quarter compared to net income from continuing operations in the third quarter of the prior year. There was no income tax expense from discontinued operations for the three months ended September 30, 2025 and September 30, 2024.
The One Big Beautiful Bill Act was signed into law on July 4, 2025. While the legislation has significant tax provisions, none are expected to materially impact the Company.
Income tax benefit from continuing operations was $7.5 million for the nine months ended September 30, 2025, a decrease from income tax expense of $1.0 million for the nine months ended September 30, 2024. The change was attributed to a net loss from continuing operations for the current year compared to net income from continuing operations in the prior year. There was no income tax expense from discontinued operations for the nine months ended September 30, 2025, compared to an income tax benefit of $23 thousand for the nine months ended September 30, 2024.

At September 30, 2025, the Company had $7.3 million federal net operating loss carryforward and $7.3 million of state net operating loss carryforward. At September 30, 2024, the Company had $1.4 million of federal net operating loss carryforward and $0.3 million of state net operating loss carryforward. The net operating loss carryforwards do not expire.
The effective income tax rate was 26.90% for the nine months ended September 30, 2025 and 26.51% for the nine months ended September 30, 2024.
Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available for sale as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Investment securities available for sale:
Asset-backed securities	$2,930	$4,990
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,966	7,130
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	18,080	15,286
Corporate bonds	3,881	8,885
Total investment securities available for sale	$29,857	$36,291
The net unrealized loss on the investment securities AFS at September 30, 2025 and December 31, 2024, was $2.8 million and $4.0 million, respectively.
The following table presents the amortized cost of the Company's investment securities portfolio classified as held to maturity as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Investment securities held to maturity:
Corporate bonds	$2,500	$2,500
Total investment securities held to maturity	$2,500	$2,500
There was a $9 thousand ACL on the corporate bonds HTM as of September 30, 2025 and $12 thousand at December 31, 2024. The net unrealized loss on the investment securities HTM at September 30, 2025, was $125 thousand compared with a net unrealized loss on investment securities HTM of $154 thousand at December 31, 2024.
No investment securities were pledged as of September 30, 2025 or December 31, 2024, and there were no sales of investment securities for the three or nine months ended September 30, 2025 or three or nine months ended September 30, 2024.

The investment securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of September 30, 2025 and December 31, 2024. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	September 30, 2025
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$2,942	5.25%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	5,390	2.79
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	20,442	2.31
Corporate bonds	—	—	3,840	5.40	—	—	—	—
Total investment securities available for sale	$—	—%	$3,840	5.40%	$—	—%	$28,774	2.70%

	December 31, 2024
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$1,804	5.10%	$3,225	5.72%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	4,463	4.63	3,328	1.25
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	18,627	1.82
Corporate bonds	—	—	8,832	5.58	—	—	—	—
Total investment securities available for sale	$—	—%	$8,832	5.58%	$6,267	4.76%	$25,180	2.25%
The investment securities held to maturity presented in the following tables are reported at amortized cost and by contractual maturity as of September 30, 2025 and December 31, 2024. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities receive monthly principal payments, which are not reflected below.

	September 30, 2025
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
Loan Portfolio Composition
The Company offers a variety of products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of government guaranteed, commercial real estate, commercial business, residential mortgage, and consumer loans. Senior management and loan officers have continued to develop new sources of loan referrals, particularly among centers of local influence and real estate professionals, and have also enjoyed repeat business from loyal customers in the markets the Bank serves. The Bank has no concentration of credit in any industry that represents 10% or more of its loan portfolio. Additionally, the loan portfolio is well-diversified across major loan types with a low concentration of non owner-occupied commercial real estate loans which makes up 9% of the total portfolio. The following table sets forth the composition of its HFI loan portfolio.

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans HFI:
Government guaranteed loans HFI, at fair value	$61,780		$60,833
Loans HFI, at amortized cost:
Residential real estate	364,020	39.3%	330,870	33.3%
Commercial real estate	231,039	25.0	305,721	30.9
Construction and land	43,700	4.7	32,914	3.3
Commercial and industrial	194,654	21.1	226,522	22.9
Commercial and industrial – PPP	13	—	941	0.1
Consumer and other	90,946	9.9	93,826	9.5
Loans HFI, at amortized cost, gross	924,372	100.0%	990,794	100.0%
Discount on government guaranteed loans	(7,506)		(8,306)
Premium on loans purchased, net	2,941		3,739
Deferred loan costs, net	17,096		19,499
Allowance for credit losses	(24,485)		(15,512)
Loans HFI, at amortized cost, net	912,418		990,214
Total loans HFI, net	$974,198		$1,051,047
For the nine months ended September 30, 2025, the Bank originated $129.7 million in loans through conventional lending channels and $259.7 million in loans through its government guaranteed lending function. In addition, the Bank sold guaranteed loan balances of $191.2 million.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at September 30, 2025. Loan balances in this table include loans HFI at fair value, loans HFI at amortized cost, discount on retained balances of loans sold, premium and discount on loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$1,387	$687	$16,327	$346,130	$364,531
Commercial	2,632	6,596	47,153	190,692	247,073
Construction and land	5,426	—	10,147	28,127	43,700
Commercial and industrial	11,412	29,393	198,494	9,777	249,076
Commercial and industrial - PPP	13	—	—	—	13
Consumer and other	2,892	22,046	21,842	47,510	94,290
Total loans HFI	$23,762	$58,722	$293,963	$622,236	$998,683
The following table shows the loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at September 30, 2025.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$72,747	$290,397
Commercial	5,116	239,325
Construction and land	—	38,274
Commercial and industrial	16,861	220,803
Consumer and other	83,659	7,739
Total loans HFI	$178,383	$796,538
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
Nonperforming Assets. At September 30, 2025, the Company had $17.6 million in nonperforming assets, excluding government guaranteed loan balances. The ACL represented 2.61% of total loans HFI at amortized cost. At September 30, 2024, the Company had $12.5 million in nonperforming assets, excluding government guaranteed loan balances. The ACL represented 1.48% of total loans HFI at amortized cost. The increase in nonperforming assets was partially the result of a nonaccrual loan for $2.6 million that is fully secured and has no ACL allocated. Total loans HFI at September 30, 2025 and September 30, 2024 included government guaranteed balances and loans measured at fair value, which had no reserves allocated to them. ACL as a percentage of loans HFI at amortized cost, not including government guaranteed loan balances, was 2.78% at September 30, 2025, compared to 1.70% at September 30, 2024.
The following table sets forth certain information on nonaccrual loans, loans 90 days or more past due, and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	September 30, 2025	September 30, 2024	December 31, 2024
Nonperforming loans (government guaranteed balances), at amortized cost, gross	$8,865	$4,497	$4,037
Nonperforming loans (unguaranteed balances), at amortized cost, gross	15,822	10,992	13,570
Total nonperforming loans, at amortized cost, gross	24,687	15,489	17,607
Nonperforming loans (government guaranteed balances), at fair value	—	24	—
Nonperforming loans (unguaranteed balances), at fair value	1,385	1,535	1,490
Total nonperforming loans, at fair value	1,385	1,559	1,490
OREO	400	—	132
Repossessed assets	32	94	36
Total nonperforming assets, gross	$26,504	$17,142	$19,265
Nonperforming loans as a percentage of total loans HFI(1)	2.63%	1.62%	1.75%
Nonperforming loans (excluding government guaranteed balances) to total loans HFI(1)	1.69%	1.15%	1.35%
Nonperforming assets as a percentage of total assets	1.97%	1.38%	1.50%
Nonperforming assets (excluding government guaranteed balances) to total assets	1.21%	0.88%	1.06%
ACL to nonperforming loans(1)	99.18%	91.59%	88.10%
ACL to nonperforming loans (excluding government guaranteed balances)(1)	154.75%	129.06%	114.31%
(1) Excludes loans measured at fair value

The following table sets forth information with respect to activity in the ACL for loans for the periods shown:

(Dollars in thousands)	At and for the Three Months Ended September 30,		At and for the Nine Months Ended September 30,
	2025	2024	2025	2024
Allowance at beginning of period	$17,041	$13,843	$15,512	$13,497
Charge-offs:
Residential real estate	(121)	(20)	(963)	(20)
Commercial real estate	—	—	(431)	(60)
Commercial and industrial	(3,186)	(2,375)	(11,213)	(7,898)
Consumer and other	(312)	(550)	(1,763)	(2,299)
Total charge-offs	(3,619)	(2,945)	(14,370)	(10,277)
Recoveries:
Residential real estate	—	—	27	—
Commercial real estate	2	2	4	6
Commercial and industrial	191	111	654	352
Consumer and other	132	75	291	249
Total recoveries	325	188	976	607
Net charge-offs	(3,294)	(2,757)	(13,394)	(9,670)
Provision for credit losses on loans	10,738	3,100	22,367	10,359
Allowance at end of period	$24,485	$14,186	$24,485	$14,186
Net charge-offs to average loans HFI at amortized cost	1.24%	1.16%	1.71%	1.43%
Allowance as a percent of total loans HFI at amortized cost	2.61%	1.48%	2.61%	1.48%
Allowance as a percent of loans HFI at amortized cost, not including government guaranteed loans	2.78%	1.70%	2.78%	1.70%
Allowance as a percent of nonperforming loans at amortized cost, gross	99.18%	91.59%	99.18%	91.59%
Total loans HFI	$998,683	$1,042,445	$998,683	$1,042,445
Average loans HFI at amortized cost	$1,060,520	$948,535	$1,044,830	$901,004
Nonperforming loans (including government guaranteed balances) at amortized cost, gross	$24,687	$15,489	$24,687	$15,489
Nonperforming loans (excluding government guaranteed balances) at amortized cost, gross	$15,822	$10,992	$15,822	$10,992
Guaranteed balance of government guaranteed loans	$75,293	$157,001	$75,293	$157,001

The following table details net charge-offs to average loans outstanding by loan category for the three months ended September 30, 2025 and September 30, 2024.

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$(121)	$356,159	(0.14)%	$(20)	$301,296	(0.03)%
Commercial real estate	2	367,781	—	2	350,518	—
Commercial and industrial	(2,995)	243,236	(4.93)	(2,264)	202,850	(4.46)
Commercial and industrial - PPP	—	131	—	—	1,917	—
Consumer and other	(180)	93,213	(0.77)	(475)	91,954	(2.07)
Total loans HFI at amortized cost	$(3,294)	$1,060,520	(1.24)%	$(2,757)	$948,535	(1.16)%
The following table details net charge-offs to average loans outstanding by loan category for the nine months ended September 30, 2025 and September 30, 2024.

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$(936)	$341,915	(0.37)%	$(20)	$282,908	(0.01)%
Commercial real estate	(427)	367,078	(0.16)	(54)	340,933	(0.02)
Commercial and industrial	(10,559)	241,575	(5.83)	(7,546)	200,378	(5.02)
Commercial and industrial - PPP	—	353	—	—	2,602	—
Consumer and other	(1,472)	93,909	(2.09)	(2,050)	74,183	(3.68)
Total loans HFI, at amortized cost	$(13,394)	$1,044,830	(1.71)%	$(9,670)	$901,004	(1.43)%

SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding the SBA and other government guaranteed lending activity, excluding PPP loans.

(Dollars in thousands)	At and for the Nine Months Ended September 30,		At and for the Year Ended December 31,
Government Guaranteed, Excluding PPP	2025	2024	2024
Number of loans originated	1,352	1,965	2,508
Amount of loans originated	$259,730	$323,591	$431,375
Average loan size originated	$192	$165	$172
Government guaranteed loan balances sold	$191,228	$290,820	$385,342
Total government guaranteed loan balances:
Guaranteed portion of government guaranteed loan balances HFI	$75,280	$155,345	$148,543
Unguaranteed portion of government guaranteed loan balances HFI	238,700	239,810	277,420
Total government guaranteed loans HFI	313,980	395,155	425,963
Guaranteed portion of government guaranteed loan balances HFS	94,052	595	—
Unguaranteed portion of government guaranteed loan balances HFS	50,120	595	—
Total government guaranteed loans HFS	43,932	—	—
Total government guaranteed loan balances	$408,032	$395,750	$425,963
Government guaranteed loans serviced for others	$1,038,738	$1,009,797	$1,056,665
The Bank makes government guaranteed loans throughout the United States. The following table sets forth, at the dates indicated, the geographic disbursement of gross principal balances of its government guaranteed loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	September 30,
	2025		2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Florida	$139,784	34%	$121,223	31%
California	42,401	10	47,653	12
Tennessee	23,361	6	28,622	7
Texas	32,574	8	31,253	8
All Other	176,853	43	166,404	42
Total government guaranteed loans, excluding PPP loans	$414,973	101%	$395,155	100%
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
Brokered deposits. At times, the Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering outside the market of the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 20% of total assets. The Company's ability to accept or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well capitalized." At September 30, 2025, the Bank did not meet all of its regulatory capital requirements to be well-capitalized and is taking steps toward meeting the capital requirements established by the regulators. The Bank requested a waiver from the FDIC in order to continue to access brokered deposits, which is under review by the FDIC. At September 30, 2025 and December 31, 2024, the Company had $235.9 million and $112.1 million, respectively, of brokered deposits.
The amount of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	September 30, 2025		December 31, 2024
Noninterest-bearing deposit accounts	$105,937	9.0%	$101,743	8.9%
Interest-bearing transaction accounts	210,336	18.0	256,793	22.5
Money market accounts	458,632	39.2	455,519	39.8
Savings accounts	20,630	1.8	18,906	1.7
Subtotal	795,535	68.0	832,961	72.9
Total time deposits	375,922	32.0	310,268	27.1
Total deposits	$1,171,457	100.0%	$1,143,229	100.0%
At September 30, 2025, the Company held approximately $186.1 million of deposits that exceeded the FDIC insurance limit which was 16% of total deposits.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250 thousand as of September 30, 2025.

(Dollars in thousands)
Three months or less	$15,122
Over three months through six months	11,626
Over six months through 12 months	15,723
Over 12 months	46,062
Total time deposits over $250	$88,533
Deposits increased $28.2 million or 2.47% for the nine months ended September 30, 2025, with increases in noninterest-bearing deposit account balances, savings and money market deposit account balances, and time deposit balances, partially offset by a decrease in interest-bearing transaction account balances.
Other Borrowings
At September 30, 2025, the Company had $50,000 of borrowings at 4.33% from the FHLB and no borrowings from the FRB. There were no borrowings from the FHLB or FRB at December 31, 2024.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the Bank were to obtain would be secured by a blanket lien on $375.2 million of real estate-related loans as of September 30, 2025. Based on this collateral and the Bank's holdings of FHLB stock, the Bank was eligible to borrow up to $145.6 million from the FHLB at September 30, 2025.
In addition, the Bank has a line of credit with the Federal Reserve Bank of Atlanta which was secured by $79.2 million of commercial loans as of September 30, 2025. FRB short-term borrowings bear interest at variable rates based on the

FOMC's target range for the federal funds rate. Based on this collateral, the Bank was eligible to borrow up to $55.7 million from the FRB at September 30, 2025.
The Company has $6.0 million of Subordinated Notes (the “Notes”) that mature June 30, 2031 and are redeemable after 5 years which is June 30, 2026. The Notes carry interest at a fixed rate of 4.50% per annum for the initial 5 years of term and carry interest at a floating rate for the final 5 years of term after June 30, 2026. Under the note agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum. The balance of Subordinated Notes outstanding at the Company, net of offering costs, amounted to $6.0 million at September 30, 2025 and December 31, 2024. As of September 30, 2025, the Company was not in compliance with certain debt covenants. A waiver of these covenants has been requested, and approval has not yet been received.
The Company has a term note with quarterly principal and interest payments with interest at Prime (7.25% at September 30, 2025). The note matures on March 10, 2029 and the balance of the note was $1.6 million and $1.9 million at September 30, 2025 and December 31, 2024, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. As of September 30, 2025, the Company was not in compliance with certain debt covenants. A waiver of these covenants has been requested, and approval has not yet been received.
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity was $89.7 million at September 30, 2025 as compared to $110.9 million at December 31, 2024. The decrease was primarily due to net loss of $20.5 million, common stock dividends of $0.7 million, and preferred stock dividends of $1.2 million.
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
At September 30, 2025, the Bank did not meet all of its regulatory capital requirements and is taking steps toward meeting the capital requirements established by the regulators.The Bank requested a waiver from the FDIC in order to continue to access brokered deposits, approval has not yet been received.

The Bank’s actual capital amounts and percentages were as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of September 30, 2025
Total Capital (to risk-weighted assets)	$102,017	9.71%	$84,088	8.00%	$105,111	10.00%
Tier 1 Capital (to risk-weighted assets)	88,737	8.44	63,066	6.00	84,088	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	88,737	8.44	47,300	4.50	68,322	6.50
Tier 1 Capital (to total assets)	88,737	6.64	53,458	4.00	66,823	5.00
As of December 31, 2024
Total Capital (to risk-weighted assets)	124,420	12.14	81,985	8.00	102,482	10.00
Tier 1 Capital (to risk-weighted assets)	111,586	10.89	61,489	6.00	81,985	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	111,586	10.89	46,117	4.50	66,613	6.50
Tier 1 Capital (to total assets)	111,586	8.82	50,579	4.00	63,224	5.00
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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, was as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Unfunded loan commitments	$34,878	$21,174
Unused lines of credit	221,625	199,411
Standby letters of credit	1,259	276
Total	$257,762	$220,861
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
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At September 30, 2025 and December 31, 2024, ACL for off-balance sheet loan commitments totaled $731 thousand and $516 thousand, respectively.
Contractual Obligations
In the ordinary course of its operations, the Company enters into certain contractual obligations. Total contractual obligations at September 30, 2025 were $455.4 million, an increase from $341.7 million at December 31, 2024. The increase was primarily due to an increase in short-term borrowings of $50.0 million and an increase in time deposits of $65.7 million.
The following tables present our contractual obligations as of September 30, 2025 and December 31, 2024.

	Contractual Obligations as of September 30, 2025
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,999	$3,268	$2,692	$13,936	$21,895
Short-term borrowings	50,000	—	—	—	50,000
Long-term borrowings	456	912	225	—	1,593
Subordinated notes	—	—	—	5,961	5,961
Time deposits	243,659	130,012	2,251	—	375,922
Total	$296,114	$134,192	$5,168	$19,897	$455,371

	Contractual Obligations as of December 31, 2024
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$2,032	$3,870	$2,653	$14,960	$23,515
Long-term borrowings	456	912	566	—	1,934
Subordinated notes	—	—	—	5,956	5,956
Time deposits	279,253	28,803	2,212	—	310,268
Total	$281,741	$33,585	$5,431	$20,916	$341,673
Liquidity
Liquidity management is the process by which the Bank manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the operations, and capital expenditures. The Bank generally maintains a minimum liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. The on-balance sheet liquidity ratio at September 30, 2025 was 11.31%, as compared to 9.17% at December 31, 2024.
For the nine months ended 2025, the Bank paid dividends of $3.3 million to BayFirst in order to meet liquidity needs to make interest payments on its debt obligations, dividends on shares of its preferred stock and common stock, and payment of operating expenses. As of September 30, 2025, BayFirst Financial Corp. held $655 thousand in cash and cash equivalents.
The Company expects that all the liquidity needs, including the contractual commitments can be met by currently available liquid assets and cash flows. In the event any unforeseen demand or commitments were to occur, the Company could access the borrowing capacity with the FHLB or FRB, or lines of credit with other financial institutions. The Company does not rely on investment securities as the main source of liquidity and does not foresee the need to sell investment securities for cash flow purposes. In addition, the Company has the ability to obtain non-brokered wholesale deposits as another source of liquidity. The Company expects that the currently available liquid assets and the ability to borrow from the FHLB, FRB, and other financial institutions would be sufficient to satisfy the liquidity needs without any material adverse effect on the Company’s liquidity.

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

The estimated impact on the net interest income as of September 30, 2025 and December 31, 2024, assuming immediate parallel moves in interest rates, is presented in the table below.

	September 30, 2025		December 31, 2024
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	0.2%	(5.8)%	11.1%	9.9%
+300 basis points	1.3	(3.0)	10.0	9.5
+200 basis points	1.5	(1.2)	5.9	5.7
+100 basis points	1.1	(0.1)	1.8	1.9
-100 basis points	0.2	0.4	(3.7)	(3.7)
-200 basis points	(1.2)	(1.1)	(7.7)	(7.8)
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
The table below presents the change in the economic value of equity as of September 30, 2025 and December 31, 2024, assuming immediate parallel shifts in interest rates.

Change in rates	September 30, 2025	December 31, 2024
+400 basis points	(22.5)%	(5.3)%
+300 basis points	(16.1)	(2.9)
+200 basis points	(10.3)	(2.5)
+100 basis points	(4.7)	(2.6)
-100 basis points	5.6	(0.1)
-200 basis points	10.5	(0.4)
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2025, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2025, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
The loan sale to Banesco USA will not be completed unless important conditions are satisfied or waived, including approval by SBA.
Specified conditions set forth in the Loan Sale Agreement must be satisfied or waived to complete the sale to Banesco USA. If the conditions are not satisfied or waived, including Banesco USA’s receipt of the approval of the SBA, the loan sale will not occur or will be delayed, and the Company will not obtain the intended benefits of the transaction. In such instance, our earnings, liquidity, and regulatory environment may be adversely impacted.
We may need additional capital in the future, but such capital may not be available when needed.
We may need to obtain additional debt or equity financing to meet our capital needs, absorb losses, fund future growth, or meet the requirements of our regulators. Our ability to maintain capital at required levels depends on many factors, including our financial performance, asset quality, loan growth, dividend policy, and the overall condition of the capital markets. We cannot guarantee that any needed financing will be available to us on acceptable terms or at all. If our financial performance is unsatisfactory, if financial market participants have an unfavorable view of the Company and its performance, or if negative economic events or disruptions in the capital markets occur, it may not be possible for us to find sources of sufficient capital for our business operations. If we are unable to obtain future financing, we may become subject to regulatory enforcement actions, not be able to resume paying dividends or repurchasing stock, not be able to grow, and experience other adverse effects to our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
On January 28, 2025, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to $2,000,000 of the Company’s issued and outstanding common stock over a period beginning on January 28, 2025, and continuing until the earlier of the completion of the repurchase, or December 31, 2025, or termination of the program by the Board of Directors. No shares were repurchased during the quarter ended September 30, 2025. On October 28, 2025, the Company’s Board of Directors terminated the stock repurchase program effective immediately.
Item 3. Defaults Upon Senior Securities
On July 28, 2025, the Company’s Board of Directors approved the temporary suspension of the Company’s quarterly cash dividends on its 9% Series A Cumulative Nonconvertible Preferred Stock, 8% Series B Cumulative Convertible Preferred Stock, and 11% Series C Cumulative Convertible Preferred Stock commencing with the October 2025 dividend. As of the date of this September 30, 2025 Quarterly Report on Form 10-Q, an aggregate of $385,353 in dividends had accrued.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
ITEM 6. EXHIBITS
(a)Exhibits.

Exhibit Number	Exhibit Name
3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws
3.3	Amendment to Bylaws, dated August 22, 2019
3.4	Amendment to Articles of Incorporation, dated September 7, 2023
4.1	Form of common stock certificate
4.2	Form of Series A Preferred Stock certificate
4.3	Form of Series B Convertible Preferred Stock certificate
4.4	Form of Series C Cumulative Convertible Preferred Stock certificate
10.1	Asset Purchase Agreement by and among BayFirst Financial Corp. and BayFirst National Bank, and Banesco USA, dated September 25, 2025
31.1	Principal Executive Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
31.2	Principal Financial Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 2025, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements – filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYFIRST FINANCIAL CORP.

Date:	November 12, 2025

By:	/s/ Thomas G. Zernick
Thomas G. Zernick
Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2025

By:	/s/ Scott J. McKim
Scott J. McKim
Chief Financial Officer (Principal Financial Officer)