Form 10-K
period 2025-12-31
BayFirst Financial Corp.
filed 2026-03-27
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the $14.00 per share selling price of the common stock on June 30, 2025 was $49,311,868

The registrant had outstanding 4,108,072 shares of common stock as of March 16, 2026.

BayFirst Financial Corp.

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Annual Report on Form 10-K or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

ACL: Allowance for Credit Losses	FFIEC: Federal Financial Institutions Examination Council
AFS: Available for Sale	FHLB: Federal Home Loan Bank
AIO: Architecture, Infrastructure, and Operations	FNBB: First National Bankers Bank
ALCO: Asset-Liability Committee	FOMC: Federal Open Market Committee
AOCI: Accumulated Other Comprehensive Income	FRB: Federal Reserve Bank
ASC: FASB Accounting Standards Codification	FVO: Fair Value Option
ASU: FASB Accounting Standards Update	GAAP: Generally Accepted Accounting Principles
BHCA: Bank Holding Company Act of 1956, as amended	HFI: Held for Investment
BOLI: Bank Owned Life Insurance	HFS: Held for Sale
BSA: Bank Secrecy Act of 1970	HTM: Held to Maturity
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	IRA: Individual Retirement Account
CBLR: Community Bank Leverage Ratio	ISO: Information Security Officer
CDARS: Certificate of Deposit Account Registry Services	IT: Information Technology
CECL: Current Expected Credit Losses	JOBS Act: Jumpstart Our Business Startups Act of 2012
CEO: Chief Executive Officer	LGD: Loss Given Default
CET1: Common Equity Tier 1 Capital	LHFS: Loans Held for Sale
CFPB: Consumer Financial Protection Bureau	MMDA: Money Market Deposit Account
C&I: Commercial and Industrial	NOW: Negotiable Order of Withdrawal
CRO: Chief Risk Officer	NSPP: Non-Qualified Stock Purchase Plan
CTO: Chief Technology Officer	OCC: Office of the Comptroller of the Currency
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OREO: Other Real Estate Owned
DRIP: Dividend Reinvestment Plan	OTTI: Other-Than-Temporary Impairment
EGC: Emerging Growth Company	PCAOB: Public Company Accounting Oversight Board
EPS: Earnings per Share	PD: Probability of Default
Equity Plan: The Amended and Restated 2017 Equity Incentive Plan	PPP: Paycheck Protection Program
ESG: Environmental, Social, and Governance	ROU: Right of Use
ESOP: Employee Stock Ownership Plan	SBA: Small Business Administration
Exchange Act: Securities Exchange Act of 1934	SEC: U.S. Securities and Exchange Commission
FASB: Financial Accounting Standards Board	SOFR: Secured Overnight Financing Rate
FBCA: Florida Business Corporation Act	U.S.: United States
FDIA: Federal Deposit Insurance Act	USDA: United States Department of Agriculture
FDIC: Federal Deposit Insurance Corporation	USDA B&I: United States Department of Agriculture Business and Industry
FDICIA: Federal Deposit Insurance Corporation Improvement Act	WARM: Weighted Average Remaining Life

Part I
Item 1. Business
BayFirst Financial Corp.
BayFirst Financial Corp. is a bank holding company that operates through its wholly owned subsidiary, BayFirst National Bank (the “Bank”), together referred to as “the Company” or “BayFirst”. BayFirst commenced its bank holding company operations on September 1, 2000, by acquiring all shares of the Bank. BayFirst’s primary source of income is from the Bank, which serves a broad spectrum of consumers and small businesses in the Tampa Bay/Sarasota region. BayFirst strives to be a progressive institution in its products and services, technology, design, and social responsibility. As of December 31, 2025, BayFirst had consolidated total assets of $1.30 billion, total loans held for investment of $963.9 million, total deposits of $1.18 billion, and total shareholders’ equity of $87.6 million. BayFirst’s corporate office is located at the BayFirst Executive Center, 700 Central Avenue, St. Petersburg, Florida 33701.
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
The Bank offers its products and services through its community banking centers. In the third quarter of 2025, the Bank discontinued its SBA 7(a) lending division but continues to provide USDA loans and SBA 404 loans through the community banking centers.
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
As of December 31, 2025, the Community Banking Division operated from twelve banking centers in the Tampa Bay area: five in Pinellas County, two in Hillsborough County, one in Manatee County, and four in Sarasota County.

Government Guaranteed Lending
In the fourth quarter of 2025, management discontinued its nationwide SBA 7(a) lending business.The Bank continues to offer SBA 504 and USDA loans through the community banking centers. The USDA guarantees up to 80% of USDA B&I loan balances as an incentive for financial institutions to make loans to businesses located in rural areas. The loans can be priced competitively relative to conventional financing.
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
Lending Philosophy and Credit Risk Management
Historically, the Bank believes they have made sound, high-quality loans while recognizing that lending involves a degree of risk. The Bank’s centralized credit approval process and loan policies are designed to assist management in managing this risk. The policies provide a general framework for loan origination, monitoring, and funding. The Bank’s loan approval process is characterized by centralized authority supported by a risk control environment that provides for prompt and thorough underwriting of loans. The loan approval process begins with obtaining detailed financial and other information from the Bank’s borrowers. The Bank also relies on its loan and executive officers’ in-depth knowledge of its markets and borrowers.
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
The community banking centers originate residential mortgage, consumer and commercial loans. The Bank utilizes a broker arrangement to originate residential mortgage loans to be sold in the secondary market. These residential mortgage loans are underwritten to meet secondary market standards. Some residential mortgage loans are held for the Bank’s portfolio. Portfolio loans are primarily underwritten by the Bank on the borrowers’ financial strength and cash flow, with conservative loan-to-value requirements. Consumer loans include loans to individuals for automobiles, boats, and other major personal, family, or household purposes. They are underwritten on the credit quality of the individual borrower and may be secured or unsecured. Commercial lending products include a wide variety of credit facilities, such as owner occupied and non-owner occupied commercial real estate, multifamily real estate, construction, land acquisition, and commercial and industrial loans. In general, the Bank’s commercial lending strategy focuses on the financial strength and successful track record of commercial loan applicants more than the project or type of property that would serve as collateral for a loan. These loans are underwritten by an independent in-house Credit Underwriting Department in accordance with its credit policy.
The Bank originates loans through the USDA’s B&I program. The Bank also originates loans through the SBA’s 504 loan program. All government guaranteed loans regardless of size which require projection-based underwriting or have other complex characteristics, such as business acquisition financing, are underwritten subject to SBA or USDA B&I guidelines and contain a thorough underwriting analysis based on the credit quality of any guarantor as well as the historical and projected debt service coverage.

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
Human Capital
Since opening in 1999, BayFirst has grown significantly without losing sight of its commitment to make an impact in the communities served and be Here for What’s Next® in the lives of the Company’s customers, communities, employees, and investors. As of December 31, 2025, BayFirst had 145 employees (144 full-time and 1 part-time) and recognizes that they are its greatest asset. Providing a work environment that is inclusive, transparent, and comfortable for all is foundational to the Bank’s core beliefs. The Company is an organization that values open communication and collaboration in a professional and challenging, yet informal atmosphere.
Total Rewards
The Bank’s competitive compensation and benefits package helps attract and retain top talent and demonstrates its belief that engaged and satisfied employees directly correlate to engaged and satisfied customers, generating long-term value for the Company’s stakeholders.
The Bank’s goal is to provide the most competitive compensation and benefit plans possible. BayFirst maintains a living minimum wage of $20 per hour. The Bank has a generous 401(k) plan. Additionally, employees have the opportunity to grow their ownership in the Company through a discounted non-qualified Employee Stock Purchase Plan.
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
As of December 31, 2025, the Bank’s employee base was comprised of individuals from all walks of life, genders, ethnicities, races, ages and differing economic and social backgrounds. Females represented 60% of the Company’s employee base while minorities represented 34% of its population. The officer base was 57% female and 16% minority.
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
One of the greatest engagement and communication tools is the “What’s Next” call where ALL employees are invited to a bi-weekly video conference where ideas are exchanged, updates are provided, and business and individual recognitions are communicated.
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

Capital Adequacy Requirements
Banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. Until a bank holding company reaches $3 billion in assets, the risk-based capital and leverage guidelines issued by the Federal Reserve are applied to bank holding companies on a nonconsolidated basis, unless the bank holding company is engaged in nonbank activities involving significant leverage, or it has a significant amount of outstanding debt held by the general public. Instead, a bank holding company with less than $3 billion in assets generally applies the risk-based capital and leverage capital guidelines on a bank only basis and must only meet a debt-to-equity ratio at the holding company level. The Federal Reserve risk-based capital guidelines apply directly to banks, regardless of whether they are subsidiaries of a bank holding company. Both agencies’ requirements, which are substantially similar, establish minimum capital ratios in relation to assets, both on an aggregate basis as adjusted for credit risks and off-balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, risk weights from 0% to 250% are applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Capital is then classified into three categories, Common Equity Tier 1, Additional Tier 1, and Tier 2. CET1 Capital is the sum of common stock instruments and related surplus net of treasury stock, retained earnings, AOCI and qualifying minority interests, less applicable regulatory adjustments and deductions that include AOCI (if an irrevocable option to neutralize AOCI is exercised). Mortgage-servicing assets, deferred tax assets, and investments in financial institutions are limited to an aggregate of 15% of CET1 and 10% of CET1 individually. Additional Tier 1 Capital includes noncumulative perpetual preferred stock, and Tier 1 minority interests, less applicable regulatory adjustments and deductions. Tier 2 Capital includes subordinated notes and preferred stock not included in Additional Tier 1 Capital, total capital minority interests not included in Tier 1, and ACL not exceeding 1.25% percent of risk-weighted assets, less applicable regulatory adjustments and deductions.
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
Federal bank regulatory agencies possess broad powers to take prompt corrective action as deemed appropriate for an insured depository institution and its holding company, based on the institution’s capital levels. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,”

“undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Generally, as an institution is deemed to be less than well capitalized, the scope and severity of the agencies’ powers increase, ultimately permitting the agency to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and can engage in various expansion activities with prior notice, rather than prior regulatory approval. However, rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change the capital position of the bank in a relatively short period of time. Failure to meet these capital requirements could subject the bank to prompt corrective action provisions of the FDIA, which may include filing with the appropriate bank regulatory authorities a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, the Company would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless the Company could demonstrate a reasonable plan to meet the capital requirement within an acceptable period of time.
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
Deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. Deposits and certain claims for administrative expenses and employee compensation against insured depository institutions are afforded a priority over other general unsecured claims against the institution, including federal funds and letters of credit, in the liquidation or other resolution of that institution by any receiver appointed by federal authorities. These priority creditors include the FDIC.
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

Banking regulations limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits of the Bank for that year combined with the retained net profits for the preceding two years. In July 2025, the Board of Directors suspended payments of dividends to common and preferred shareholders.

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
FDICIA
In November 2025, the FDIC adjusted several asset-based regulatory thresholds governing annual independent audit and reporting requirements for insured depository institutions. Under the FDIC’s final rule, the asset threshold for requiring an annual independent audit of the institution has been raised from $500 million in total assets to $1 billion, the threshold for requiring management reports on internal controls has increased from $1 billion to $5 billion, and the threshold for audit committee independence requirements was increased from $3 billion to $5 billion in total assets.
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
Risk Factor Summary
Our business is subject to uncertainties and risks and our risk factors can be broadly summarized by the following:
•Our ability to grow our loan portfolio, deposits gathering business, and the infrastructure needed to support it;

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
At December 31, 2025, our one-year interest rate sensitivity position was asset sensitive, such that a gradual increase in interest rates during the next twelve months would have a positive impact on our net interest income. Our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and changes in the relationships between long-term and short-term market interest rates. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining; or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising. In addition, the mix of assets and liabilities could change as varying levels of market interest rates might present our customer base with more attractive options.

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
A shutdown of the Federal government would likely result in us being temporarily unable to make USDA government guaranteed loans.
If the Federal government experiences a shutdown, it is likely that the USDA, and other agencies which guaranty some of the loans we make, will be unable to process those loans and sell those loans. As a result, our ability to make those loans would be delayed. During such a delay, it is possible that prospective borrowers could obtain financing from other sources or elect not to borrow. Any delay in closing these types of loans, or losing the opportunity to originate or sell them, could result in decreased fee and interest income, which would adversely affect our financial performance.
Changes in the laws or regulations governing our USDA government guaranteed lending activities may adversely affect our ability to operate them profitably.
Our USDA government lending programs are subject to laws and regulations administered by government agencies such as the United States Department of Housing and Urban Development and the United States Department of Agriculture. If any of these laws or regulations change, or the policies and practices of these agencies change, such changes may impact our ability to offer such products in a profitable manner, or at all. If we are unable to profitably offer these products, our net income will likely decrease and our financial condition and performance will likely deteriorate.
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
As market interest rates increase, the unrealized losses on the Bank’s investment portfolio also increase. As market interest rates decrease, the unrealized losses on the Bank’s investment portfolio also decrease. The increase or decrease in unrealized losses is reflected in AOCI on the balance sheet and increases or reduces book capital, and therefore, the tangible common equity ratio. Unrealized losses do not affect regulatory capital ratios.

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
We have pledged 100% of the outstanding shares of the Bank’s capital stock to secure a term loan with another financial institution with a balance of $1.6 million as of December 31, 2025. If we do not have cash available at BayFirst or we are unable to fund dividends from the Bank to BayFirst, we may not be able to make principal or interest payments due on the loan. If we cannot repay or refinance the loan on or prior to maturity, the lender may foreclose on the pledged stock and take ownership of the Bank. In which case, we may not have any source of revenue and it would be unlikely that we would continue to operate. The loan currently matures on March 10, 2029.
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
As of December 31, 2025, BayFirst’s directors and named executive officers as a group owned approximately 14.90% of our outstanding common stock. In addition, the directors and named executive officers have stock options to acquire shares of common stock, which, if fully exercised within sixty days of December 31, 2025, would have resulted in them owning approximately 19.12% of our outstanding common stock. Our directors and executive officers are expected to exert a significant influence on the election of Board members and on the direction of the Company. This influence could negatively affect the price of our shares or be inconsistent with other shareholders’ desires.
We have outstanding preferred stock and our Board may authorize the issuance of additional series of preferred stock.
We have 1,000,000 shares of authorized preferred stock, no par value. Of those, shares in three classes are issued and outstanding. The terms of those shares entitle the holders to quarterly dividends of $385 thousand (subject to increase if we do not timely redeem them) and prohibit us from paying common stock dividends if we are delinquent in payment of preferred stock dividends. Additionally, our Articles of Incorporation provide that our Board of Directors may authorize additional series of preferred stock without shareholder approval. Accordingly, the issuance of new shares of preferred stock may adversely affect the rights of the holders of shares of our common stock. Since July 1, 2025, the Board of Directors has not declared preferred dividends for payment.
BayFirst has outstanding debt and either BayFirst or the Bank may incur additional debt.
BayFirst has outstanding debt and either BayFirst may incur additional debt. At December 31, 2025, BayFirst had a $1.59 million term loan and $5.96 million in subordinated notes. BayFirst’s obligation to make payments on its debt will reduce the amount of cash available to BayFirst to pay dividends on its common stock. BayFirst may issue additional debt. Payments due on such debt will further reduce the amount of money available to BayFirst to pay dividends on its common stock.
We are restricted by law and government policy in our ability to pay dividends to our shareholders.
Holders of shares of our capital stock are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Historically, the Board of Directors has declared cash dividends, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Furthermore, the terms of our subordinated notes and the preferred stock will prohibit us from declaring or paying any dividends on any junior series of our capital stock, including our common stock, or from repurchasing, redeeming or acquiring such junior stock, unless we have declared and paid full dividends on our outstanding preferred stock for the most recently completed dividend period. The holders of our outstanding Series A Preferred Stock are entitled to receive quarterly cash dividends at 9% per annum (subject to increase to 11% if we have not redeemed the shares by the tenth anniversary of their issuance in 2019), the holders of our Series B Convertible Preferred Stock are entitled to receive quarterly cash dividends at 8% per annum (subject to increase to 9% if we have not redeemed the shares by the tenth anniversary of their issuance in 2020 and 2021), and the holders of our Series C Cumulative Convertible Preferred Stock are entitled to receive quarterly cash dividends at 11% per annum (subject to increase to 12% if we have not redeemed the shares by the tenth anniversary of their issuance in 2023). Additionally, our Articles of Incorporation provide that our Board of Directors may authorize and issue additional series of preferred stock without shareholder approval. Any preferred shares issued in the future may further restrict our ability to declare or pay dividends on any junior stock, including the common stock. Since July of 2025, the Board of Directors has not declared dividends for common shareholders and preferred shareholders and has no plans to resume the declaration or payment of dividends.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Cybersecurity risks are constantly evolving and becoming increasingly pervasive across all industries. The Company uses a blend of people, process, and technology controls to manage and mitigate cybersecurity risk. The Company’s Board of Directors delegates oversight of the Bank's processes for identifying, assessing, and mitigating material risks, including cybersecurity risks, to the Board Risk Compliance Committee. Senior Leadership, including the CRO and the Director of Information Technology, manage third-party service providers and advisors to maintain and continuously enhance the Bank's Information Security Program. The CRO, Director of Information Technology, and the Bank's third-party virtual ISO regularly present to the Board Risk Compliance Committee on the state of cybersecurity at the Bank, including any business-impacting incidents and emerging industry risks. The virtual ISO has over 30 years of experience in IT, Information Security, Business Continuity, and Technology Risk in the Financial Services sector and maintains several industry-recognized security, audit, privacy and governance certifications.
Key elements of the comprehensive Information Security Program include:
•A mix of administrative and technical tools and controls appropriate to the size and complexity of the Bank to protect the confidentiality, integrity, and availability of critical systems and data, including the privacy of customer data, in compliance with applicable laws, rules, and regulations. Control coverage includes Board approved policies, layers of network and cloud security, encryption of data at rest and in transit, vulnerability scans of technology assets, logging and monitoring, identity and access management, and email security.
•Risk assessments are conducted to: (a) identify reasonably foreseeable internal and external threats that could result in unauthorized disclosure, misuse, alteration, or destruction of critical Bank systems and data, (b) determine the likelihood and potential impact of the threats, and (c) determine the sufficiency of controls and mitigating factors to reduce the risks identified.
•A detailed Cyber Incident Response Plan (“IRP”) which includes engagement of a third-party that specializes in cybersecurity for financial institutions to assist in incident response and recovery and communications with the Board, regulators, law enforcement and Federal and State Government offices, as required. In addition, targeted cybersecurity playbooks are maintained to respond to common threats, including malware, ransomware, and denial of service attacks. The IRP is tested at least annually and updated as required.
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
While cybersecurity risks have the potential to materially affect the Company's business, financial condition, and results of operations, the Company does not believe that risks from cybersecurity threats or attacks have materially affected the Company, including its business strategy, results of operations or financial condition. The Bank experienced two low-rated cyber incidents in the past year which did not have a material impact. As of the date of this Form 10-K, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition that are required to be reported in this Form 10-K. For further discussion, please see Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

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
As of March 16, 2026, the Company had 533 shareholders of record. The common stock began trading on the Nasdaq under the symbol “BAFN” on November 30, 2021. Prior to that, the common stock was traded on the OTC Markets Group Inc. (OTCQX) under the symbol “FHBI”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
On January 28, 2025, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to $2,000,000 of the Company’s issued and outstanding common stock over a period beginning on January 28, 2025, and continuing until the earlier of the completion of the repurchase, or December 31, 2025, or termination of the program by the Board of Directors. There were 18,029 shares repurchased during the year ended December 31, 2025. On October 28, 2025, the Company’s Board of Directors terminated the stock repurchase program effective immediately.
Item 6. {Reserved}
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is an analysis of the results of operations for the year ended December 31, 2025 and December 31, 2024 and financial condition as of December 31, 2025 and December 31, 2024. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.
In addition to the historical information contained herein, this Form 10-K includes "forward-looking statements" within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including, but not limited to, the effects of health crises, global military hostilities, weather events, or climate changes, including its effects on the economic environment, its customers and its operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with them; the ability of the Company to implement its strategy and expand its banking operations; changes in interest rates and other general economic, business and political conditions, including changes in the financial markets, credit quality or global military hostilities; changes in business plans as circumstances warrant; risks related to mergers and acquisitions; changes in benchmark interest rates used to price loans and deposits, changes in tax laws, regulations and guidance; enforcement actions initiated by our regulators and their impact on our operations; the impact of data breaches or other cybersecurity incidents; enforcement actions initiated by our regulators and their impact on our operations; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements.
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
Selected Financial Data - Unaudited

	As of and for the Three Months Ended			As of and for the Year Ended
(Dollars in thousands, except for share data)	12/31/2025	9/30/2025	12/31/2024	12/31/2025	12/31/2024
Income Statement Data:
Net interest income	$11,158	$11,280	$10,653	$45,785	$38,026
Provision for credit losses	2,007	10,915	4,546	24,586	14,726
Noninterest income	(104)	(1,046)	22,276	18,396	60,469
Noninterest expense	11,869	25,215	15,335	70,425	66,782
Income tax expense (benefit)	(359)	(6,994)	3,272	(7,893)	4,315

	As of and for the Three Months Ended			As of and for the Year Ended
(Dollars in thousands, except for share data)	12/31/2025	9/30/2025	12/31/2024	12/31/2025	12/31/2024
Net income (loss) from continuing operations	(2,463)	(18,902)	9,776	(22,937)	12,672
Net loss from discontinued operations	—	—	—	—	(69)
Net income (loss)	(2,463)	(18,902)	9,776	(22,937)	12,603
Preferred stock dividends	385	385	385	1,541	1,541
Net income available to (loss attributable to) common shareholders	$(2,848)	$(19,287)	$9,391	$(24,478)	$11,062
Balance Sheet Data:
Average loans HFI	$997,710	$1,134,911	$1,077,504	$1,085,260	$1,009,353
Average loans HFI at amortized cost	939,281	1,060,520	1,003,867	1,018,913	928,814
Average total assets	1,334,912	1,345,553	1,273,296	1,323,321	1,201,820
Average common shareholders’ equity	73,470	92,734	87,961	89,184	86,174
Government guaranteed loans HFS	—	94,052	—	—	—
Total loans HFI	963,894	998,683	1,066,559	963,894	1,066,559
Total loans HFI, excluding government guaranteed loan balances	893,765	923,390	917,075	893,765	917,075
Allowance for credit losses on loans	21,996	24,485	15,512	21,996	15,512
Total assets	1,300,258	1,345,978	1,288,297	1,300,258	1,288,297
Total deposits	1,183,938	1,171,457	1,143,229	1,183,938	985,138
Common shareholders’ equity	70,747	73,677	94,869	70,747	94,869
Per Share Data:
Basic earnings (loss) per common share	$(0.69)	$(4.66)	$2.27	$(5.93)	$2.68
Diluted earnings (loss) per common share	$(0.69)	$(4.66)	$2.11	$(5.93)	$2.62
Dividends per common share	$—	$—	$0.08	$0.16	$0.24
Book value per common share	$17.22	$17.90	$22.95	$17.22	$22.95
Tangible book value per common share(1)	$17.22	$17.90	$22.95	$17.22	$22.95
Performance Ratios:
Return on average assets(2)	(0.74)%	(5.62)%	3.07%	(1.73)%	1.05%
Return on average common equity(2)	(15.51)%	(83.19)%	42.71%	(27.45)%	12.84%
Net interest margin(2)	3.58%	3.61%	3.60%	3.75%	3.45%
Asset Quality Data:
Net charge-offs	$4,558	$3,294	$3,369	$17,952	$13,039
Net charge-offs/average loans HFI at amortized cost(2)	1.94%	1.24%	1.34%	1.76%	1.40%
Nonperforming loans(3)	$24,343	$24,687	$17,607	$24,343	$17,607
Nonperforming loans (excluding government guaranteed balance)(3)	$16,271	$15,822	$13,570	$16,271	$13,570
Nonperforming loans/total loans HFI(3)	2.68%	2.63%	1.75%	2.68%	1.75%
Nonperforming loans (excluding gov’t guaranteed balance)/total loans HFI(3)	1.79%	1.69%	1.35%	1.79%	1.35%
ACL/Total loans HFI at amortized cost	2.42%	2.61%	1.54%	2.42%	1.54%
Other Data:
Full-time equivalent employees	144	237	299	144	299

	As of and for the Three Months Ended			As of and for the Year Ended
(Dollars in thousands, except for share data)	12/31/2025	9/30/2025	12/31/2024	12/31/2025	12/31/2024
Banking centers	12	12	12	12	12
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
The following presents the calculation of the non-GAAP financial measures:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share (Unaudited)
	As of
(Dollars in thousands, except for share data)	December 31, 2025	September 30, 2025	December 31, 2024
Total shareholders’ equity	$87,569	$89,728	$110,920
Less: Preferred stock liquidation preference	(16,822)	(16,051)	(16,051)
Total equity available to common shareholders	70,747	73,677	94,869
Less: Goodwill	—	—	—
Tangible common shareholders' equity	$70,747	$73,677	$94,869

Common shares outstanding	4,108,069	4,116,913	4,132,986
Tangible book value per common share	$17.22	$17.90	$22.95
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
Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At December 31, 2025, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing the consolidated financial statements were the policies related to the ACL, fair value measurement of government guaranteed loan servicing rights and government guaranteed loans HFI at fair value, which are discussed more fully below.
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
As a one-bank holding company, the Company generates most of its revenue from interest on loans and noninterest income. The primary sources of funding for its loans are loan payments, deposits, and borrowings. The Company is dependent on noninterest income, which is derived from net gain on the sales of the guaranteed portion of government guaranteed loans and service fee income. The largest expenses are interest on those deposits and borrowings, professional fees, loan servicing and origination expenses, and salaries and commissions plus related employee benefits. The Company measures its performance through its net interest income after provision for credit losses, return on average assets, and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.
In the third quarter of 2025, the Company signed a definitive agreement to sell a portion of its SBA 7(a) loan portfolio which closed in the fourth quarter 2025. In conjunction with the agreement and as a result of the comprehensive strategic review aimed at reducing expenses and derisking the Bank's balance sheet, BayFirst exited the SBA 7(a) lending business. Banesco USA assumed servicing of loans included in the sale and has been engaged as subservicer on the remaining SBA 7(a) loans retained by BayFirst. In addition, the Company reduced staff by 52% over the calendar year.
Results of Operations
BayFirst’s operating results depend on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. The interest rate spread is affected by regulatory, economic, and competitive factors which influence interest rates, loan demand, and deposit flows. In addition, the Company’s operating results can be affected by the level of nonperforming assets, as well as the level of the noninterest income and the noninterest expenses, such as compensation , loan servicing and origination expenses, and income taxes.
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
In the third quarter of 2025, the Company signed a definitive agreement to sell a portion of its SBA 7(a) loan portfolio which closed in the fourth quarter 2025. In conjunction with the agreement and as a result of the comprehensive strategic review aimed at reducing expenses and derisking the Bank's balance sheet, BayFirst exited the SBA 7(a) lending business. Banesco USA assumed servicing of loans included in the sale and has been engaged as subservicer on the remaining SBA 7(a) loans retained by BayFirst.
Net Income
For the year ended December 31, 2025, the Company had a net loss of $22.9 million, or $5.93 per common share and diluted common share, a decrease from net income of $12.6 million, or $2.68 per common share and diluted common share, for the year ended December 31, 2024. The decrease was primarily due to an increase in provision for credit losses of $9.9 million, a decrease in noninterest income of $42.1 million, and an increase in noninterest expense of $3.6 million. This was partially offset by an increase in net interest income of $7.8 million and a decrease in income tax expense of $12.2 million. The increase in noninterest expense was primarily the result of the 2025 restructure charges of $7.3 million related to the discontinuance of the SBA 7(a) lending business.
Net Interest Income
Net interest income from continuing operations was $45.8 million for the year ended December 31, 2025, an increase from $38.0 million for the year ended December 31, 2024. The increase was mainly due to an increase in loan interest income, including fees, of $2.4 million and a decrease in interest expense of $4.8 million.
Net interest margin increased to 3.75% for the year ended December 31, 2025, compared to 3.45% for the year ended December 31, 2024.

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

	For the Year Ended December 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$34,992	$1,363	3.90%	$41,509	$1,659	4.00%
Loans(1)	1,102,457	81,244	7.37	1,009,353	78,831	7.81
Other	82,210	3,187	3.88	51,760	2,320	4.48
Total interest-earning assets	1,219,659	85,794	7.03	1,102,622	82,810	7.51
Noninterest-earning assets	103,662			99,198
Total assets	$1,323,321			$1,201,820
Interest-bearing liabilities:
NOW, MMDA and savings	$707,938	$23,704	3.35	$669,941	$27,934	4.17
Time deposits	333,012	14,036	4.21	285,957	14,938	5.22
Other borrowings	48,579	2,269	4.67	35,728	1,912	5.35
Total interest-bearing liabilities	1,089,529	40,009	3.67	991,626	44,784	4.52
Demand deposits	104,628			95,507
Noninterest-bearing liabilities	23,698			12,462
Shareholders’ equity	105,466			102,225
Total liabilities and shareholders’ equity	$1,323,321			$1,201,820
Net interest income		$45,785			$38,026
Interest rate spread			3.36			2.99
Net interest margin (2)			3.75			3.45
Ratio of average interest-earning assets to average interest-bearing liabilities	111.94%			111.19%

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

(Dollars in thousands)	Rate	Volume	Total
Year Ended December 31, 2025 vs. December 31, 2024:
Interest-earning assets:
Investment securities	$(41)	$(255)	$(296)
Loans	(4,604)	7,017	2,413
Other interest-earning assets	(348)	1,215	867
Total interest-earning assets	(4,993)	7,977	2,984
Interest-bearing liabilities:
NOW, MMDA, and savings	(5,745)	1,515	(4,230)
Time deposits	(3,142)	2,240	(902)
Other borrowings	(266)	623	357
Total interest-bearing liabilities	(9,153)	4,378	(4,775)
Net change in net interest income	$4,160	$3,599	$7,759
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
The Company recorded a provision for credit losses for the year ended December 31, 2025 of $24.6 million compared to a $14.7 million provision for the year ended December 31, 2024. For the year ended December 31, 2025, net loan charge offs totaled $18.0 million compared to $13.0 million for the year ended December 31, 2024. The increase of $9.9 million in the provision for credit losses expense was primarily due to higher than expected charge-offs primarily in the SBA 7(a) portfolio, increases in nonperforming loans, and continued economic uncertainty.
The ACL was $22.0 million at December 31, 2025 and $15.5 million at December 31, 2024.

Noninterest Income
The following table presents noninterest income from continuing operations for the year ended December 31, 2025 and December 31, 2024.

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024
Noninterest income:
Loan servicing income, net	2,769	3,100
Gain on sale of SBA and PPP loans, net	11,720	28,252
Service charges and fees	1,867	1,794
SBA loan fair value gain (loss)	(1,075)	9,843
Government guaranteed loan packaging fees	1,768	4,105
Gain on sale of premises and equipment	—	11,649
Other non-interest income	1,347	1,726
Total noninterest income	18,396	60,469
Noninterest income from continuing operations was $18.4 million for the year ended December 31, 2025, a decrease from $60.5 million for the year ended December 31, 2024. The decrease was primarily the result of the gain on sale of two branch office properties of $11.6 million in the fourth quarter of 2024, a decrease in gain on sale of government guaranteed loans of $16.5 million, a decrease in government guaranteed loan fair value gains of $10.9 million, and a decrease in government guaranteed loan packaging fees of $2.3 million. In the fourth quarter 2025, the Bank sold $96.6 million of government guaranteed loans at a discount of 3% as part of the Bank’s discontinuance of SBA 7(a) lending.
Noninterest Expense
The following table presents noninterest expense from continuing operations for the year ended December 31, 2025 and December 31, 2024.

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024
Noninterest expense:
Salaries and benefits	$28,429	$31,063
Bonus, commissions, and incentives	855	4,445
Occupancy and equipment	6,068	4,848
Data processing	7,859	6,745
Marketing and business development	1,433	2,050
Professional services	3,456	3,882
Loan servicing and origination expense	8,001	6,391
Employee recruiting and development	1,653	2,186
Regulatory assessments	1,869	1,249
Restructure charges	7,283	—
Director compensation	526	427
Liability and fidelity bond insurance	643	431
ATM and interchange	482	432
Telecommunication	341	354
Other noninterest expense	1,527	2,279
Total noninterest expense	$70,425	$66,782

Noninterest expense was $70.4 million for the year ended December 31, 2025, an increase from $66.8 million for the year ended December 31, 2024. The increase was primarily the result of the 2025 restructure charges of $7.3 million, an increase in data processing expense of $1.1 million, and an increase in loan servicing and origination expense of $1.6 million, partially offset by a decrease in compensation expense of $6.2 million. The restructure charges were the result of the discontinues of the SBA 7(a) lending business.
Income Taxes
Income tax benefit from continuing operations was $7.9 million for the year ended December 31, 2025, a decrease from income tax expense of $4.3 million for the year ended December 31, 2024. The change was attributed to a net loss from continuing operations for the current year compared to net income from continuing operations in the prior year.
At December 31, 2025, the Company had $11.1 million federal net operating loss carryforward and $10.6 million of state net operating loss carryforward. At December 31, 2024, the Company had no of federal net operating loss carryforward and $16 thousand of state net operating loss carryforward. The Company expects to fully utilize the net operating losses.
The effective income tax rate was 25.60% for the year ended December 31, 2025 and 25.40% for the year ended December 31, 2024.
Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available for sale as of December 31, 2025 and December 31, 2024.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Investment securities available for sale:
Asset-backed securities	$2,822	$4,990
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,899	7,130
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	17,768	15,286
Corporate bonds	3,874	8,885
Total investment securities available for sale	$29,363	$36,291
The net unrealized loss on the investment securities AFS at December 31, 2025 and December 31, 2024, was $2.6 million and $4.0 million, respectively.
The following table presents the amortized cost of the Company's investment securities portfolio classified as held to maturity as of December 31, 2025 and December 31, 2024.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Investment securities held to maturity:
Corporate bonds	$2,500	$2,500
Total investment securities held to maturity	$2,500	$2,500
There was a $7 thousand ACL on the corporate bonds HTM as of December 31, 2025 and $12 thousand at December 31, 2024. The net unrealized loss on the investment securities HTM at December 31, 2025, was $116 thousand compared with a net unrealized loss on investment securities HTM of $154 thousand at December 31, 2024.
No investment securities were pledged as of December 31, 2025 or December 31, 2024, and there were no sales of investment securities for the year ended December 31, 2025 or the year ended December 31, 2024.

The investment securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of December 31, 2025 and December 31, 2024. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	December 31, 2025
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$2,827	2.96%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	5,264	2.99
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	20,040	2.32
Corporate bonds	—	—	3,843	5.04	—	—	—	—
Total investment securities available for sale	$—	—%	$3,843	5.04%	$—	—%	$28,131	2.51%

	December 31, 2024
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$1,804	5.10%	$3,225	5.72%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	4,463	4.63	3,328	1.25
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	18,627	1.82
Corporate bonds	—	—	8,832	5.58	—	—	—	—
Total investment securities available for sale	$—	—%	$8,832	5.58%	$6,267	4.76%	$25,180	2.25%
The investment securities held to maturity presented in the following tables are reported at amortized cost and by contractual maturity as of December 31, 2025 and December 31, 2024. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities receive monthly principal payments, which are not reflected below.

	December 31, 2025
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

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans HFI:
Government guaranteed loans HFI, at fair value	$54,076		$60,833
Loans HFI, at amortized cost:
Residential real estate	365,427	40.7%	330,870	33.3%
Commercial real estate	215,771	24.0	305,721	30.9
Construction and land	48,397	5.4	32,914	3.3
Commercial and industrial	181,566	20.2	226,522	22.9
Commercial and industrial – PPP	6	—	941	0.1
Consumer and other	86,441	9.7	93,826	9.5
Loans HFI, at amortized cost, gross	897,608	100.0%	990,794	100.0%
Discount on government guaranteed loans	(6,811)		(8,306)
Premium on loans purchased, net	2,650		3,739
Deferred loan costs, net	16,371		19,499
Allowance for credit losses	(21,996)		(15,512)
Loans HFI, at amortized cost, net	887,822		990,214
Total loans HFI, net	$941,898		$1,051,047
For the year ended December 31, 2025, the Bank originated $137.4 million in loans through conventional lending channels and $278.3 million in loans through its government guaranteed lending function. In addition, the Bank sold guaranteed loan balances of $199.0 million through its secondary loan sale process. In addition, the Bank sold $96.6 million of government guaranteed loans as part of the Bank’s discontinuance of SBA 7(a) lending.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at December 31, 2025. Loan balances in this table include loans HFI at fair value, loans HFI at amortized cost, discount on retained balances of loans sold, premium and discount on loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$1,691	$640	$16,191	$347,395	$365,917
Commercial	2,898	5,270	49,153	171,746	229,067
Construction and land	4,546	—	10,322	33,529	48,397
Commercial and industrial	10,812	25,402	186,521	8,115	230,850
Commercial and industrial - PPP	6	—	—	—	6
Consumer and other	2,675	20,465	19,980	46,537	89,657
Total loans HFI	$22,628	$51,777	$282,167	$607,322	$963,894
The following table shows the loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at December 31, 2025.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$71,342	$292,884
Commercial	4,176	221,993
Construction and land	145	43,706
Commercial and industrial	15,743	204,295
Consumer and other	80,392	6,590
Total loans HFI	$171,798	$769,468
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
In 2025, in response to continued elevated charge-offs, increases in nonperforming loans and continued economic uncertainty, Management assessed and strengthened the Bank’s problem loan administration processes to ensure they were sufficiently identifying and timely risk-rating problem loans. The scope and frequency of the Bank’s independent, external loan review program were also expanded. Management believes that the updated processes around problem loan administration are adequate and that loan risk ratings are accurate.
Nonperforming Assets. At December 31, 2025, the Company had $18.1 million in nonperforming assets, excluding government guaranteed loan balances. The ACL represented 2.42% of total loans HFI at amortized cost. At December 31, 2024, the Company had $15.2 million in nonperforming assets, excluding government guaranteed loan balances. The ACL represented 1.54% of total loans HFI at amortized cost. The increase in nonperforming assets was partially the result of a nonaccrual loan for $2.6 million that is fully secured and has no ACL allocated. Total loans HFI at December 31, 2025 and December 31, 2024 included government guaranteed balances and loans measured at fair value, which had no reserves allocated to them. ACL as a percentage of loans HFI at amortized cost, not including government guaranteed loan balances, was 2.58% at December 31, 2025, compared to 1.79% at December 31, 2024.
The following table sets forth certain information on nonaccrual loans, loans 90 days or more past due, and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Nonperforming loans (government guaranteed balances), at amortized cost, gross	$8,072	$4,037
Nonperforming loans (unguaranteed balances), at amortized cost, gross	16,271	13,570
Total nonperforming loans, at amortized cost, gross	24,343	17,607
Nonperforming loans (government guaranteed balances), at fair value	83	—
Nonperforming loans (unguaranteed balances), at fair value	1,453	1,490
Total nonperforming loans, at fair value	1,536	1,490
OREO	400	132
Repossessed assets	263	36
Total nonperforming assets, gross	$26,542	$19,265
Nonperforming loans as a percentage of total loans HFI(1)	2.68%	1.75%
Nonperforming loans (excluding government guaranteed balances) to total loans HFI(1)	1.79%	1.35%
Nonperforming assets as a percentage of total assets	2.04%	1.50%
Nonperforming assets (excluding government guaranteed balances) to total assets	1.29%	1.06%
ACL to nonperforming loans(1)	90.35%	88.10%
ACL to nonperforming loans (excluding government guaranteed balances)(1)	135.18%	114.31%
(1) Excludes loans measured at fair value

The following table sets forth information with respect to activity in the ACL for loans for the periods shown:

(Dollars in thousands)	At and for the Year Ended December 31,
	2025	2024
Allowance at beginning of period	$15,512	$13,497
Charge-offs:
Residential real estate	(983)	(20)
Commercial real estate	(450)	(60)
Commercial and industrial	(15,425)	(10,956)
Commercial and industrial - PPP	(1)	—
Consumer and other	(2,358)	(2,938)
Total charge-offs	(19,217)	(13,974)
Recoveries:
Residential real estate	27	1
Commercial real estate	5	7
Commercial and industrial	497	606
Commercial and industrial - PPP	1	—
Consumer and other	734	321
Total recoveries	1,264	935
Net charge-offs	(17,953)	(13,039)
Provision for credit losses on loans	24,436	15,054
Allowance at end of period	$21,995	$15,512
Net charge-offs to average loans HFI at amortized cost	1.76%	1.40%
Allowance as a percent of total loans HFI at amortized cost	2.42%	1.54%
Allowance as a percent of loans HFI at amortized cost, not including government guaranteed loans	2.58%	1.79%
Allowance as a percent of nonperforming loans at amortized cost, gross	90.35%	88.10%
Total loans HFI	$963,894	$1,066,559
Average loans HFI at amortized cost	$1,018,913	$928,814
Nonperforming loans (including government guaranteed balances) at amortized cost, gross	$24,343	$17,607
Nonperforming loans (excluding government guaranteed balances) at amortized cost, gross	$16,271	$13,570
Guaranteed balance of government guaranteed loans	$70,129	$149,484

The following table details net charge-offs to average loans outstanding by loan category for the year ended December 31, 2025 and December 31, 2024.

	Year Ended December 31, 2025			Year Ended December 31, 2024
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$(956)	$346,800	(0.28)%	$(19)	$290,876	(0.01)%
Commercial real estate	(445)	350,015	(0.13)	(53)	348,295	(0.02)
Commercial and industrial	(14,928)	229,154	(6.51)	(10,350)	208,279	(4.97)
Commercial and industrial - PPP	—	269	—	—	2,326	—
Consumer and other	(1,624)	92,675	(1.75)	(2,617)	79,038	(3.31)
Total loans HFI, at amortized cost	$(17,953)	$1,018,913	(1.76)%	$(13,039)	$928,814	(1.40)%
SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding the SBA and other government guaranteed lending activity, excluding PPP loans. In addition to the Bank’s routine loan sale activity, the Bank sold $96.6 million of government guaranteed loans to Banesco USA as part of the Bank’s discontinuance of SBA 7(a) lending.

(Dollars in thousands)	At and for the Year Ended December 31,
Government Guaranteed, Excluding PPP	2025	2024
Number of loans originated	1,388	2,508
Amount of loans originated	$278,334	$431,375
Average loan size originated	$201	$172
Government guaranteed loan balances sold	$198,996	$385,342
Total government guaranteed loan balances:
Guaranteed portion of government guaranteed loan balances HFI	$70,123	$148,543
Unguaranteed portion of government guaranteed loan balances HFI	232,863	277,420
Total government guaranteed loans HFI	302,986	425,963
Government guaranteed loans serviced for others	$885,505	$1,056,665
Government guaranteed loans sold to Banesco USA	$96,602	$—
The following table sets forth, at the dates indicated, the geographic disbursement of gross principal balances of its government guaranteed loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	December 31,
	2025		2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Florida	$92,975	31%	$142,711	34%
California	26,730	9	48,464	11
Tennessee	21,550	7	28,926	7
Texas	24,765	8	30,238	7
All Other	136,966	45	175,624	41
Total government guaranteed loans, excluding PPP loans	$302,986	100%	$425,963	100%

Deposits
General. In addition to deposits, sources of funds available for lending and for other purposes include loan repayments and historically proceeds from the sales of loans. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and market conditions. Borrowings, as well as available lines of credit, may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels.
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
The Bank emphasizes commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits. Deposit interest rates are set by management at least monthly or more often if conditions require, based on a review of loan demand, projected cash flows and a survey of rates among competitors.
Brokered deposits. At times, the Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering outside the market of the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 20% of total assets. The Company's ability to accept or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well capitalized." At December 31, 2025 and December 31, 2024, the Company had $195.5 million and $112.1 million, respectively, of brokered deposits.
The amount of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	December 31, 2025		December 31, 2024
Noninterest-bearing deposit accounts	$95,731	8.1%	$101,743	8.9%
Interest-bearing transaction accounts	231,227	19.5	256,793	22.5
Money market accounts	434,930	36.7	455,519	39.8
Savings accounts	19,709	1.7	18,906	1.7
Subtotal	781,597	66.0	832,961	72.9
Total time deposits	402,341	34.0	310,268	27.1
Total deposits	$1,183,938	100.0%	$1,143,229	100.0%
At December 31, 2025, the Company held approximately $177.0 million of deposits that exceeded the FDIC insurance limit which was 15% of total deposits.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250 thousand as of December 31, 2025.

(Dollars in thousands)
Three months or less	$13,098
Over three months through six months	30,732
Over six months through 12 months	28,042
Over 12 months	40,025
Total time deposits over $250	$111,897
Deposits increased $40.7 million or 3.56% for the year ended December 31, 2025, with increases in noninterest-bearing deposit account balances, savings and money market deposit account balances, and time deposit balances, partially offset by a decrease in interest-bearing transaction account balances.

Other Borrowings
At December 31, 2025 and December 31, 2024, the Company had no borrowings outstanding from the FHLB or FRB.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the Bank were to obtain would be secured by a blanket lien on $383.7 million of real estate-related loans as of December 31, 2025. Based on this collateral and the Bank's holdings of FHLB stock, the Bank was eligible to borrow up to $187.1 million from the FHLB at December 31, 2025.
In addition, the Bank has a line of credit with the Federal Reserve Bank of Atlanta which was secured by $56.1 million of commercial loans as of December 31, 2025. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Bank was eligible to borrow up to $32.1 million from the FRB at December 31, 2025.
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
On December 29, 2025, the Company and the holders of the Company’s Notes entered into an Amendment to the Notes (the “Amendment”), effective as of December 26, 2025. Pursuant to the Amendment, instead of the Company paying interest on the Notes, the outstanding principal of the Notes shall be increased by the amount of interest due as of the date of the Amendment and that becomes due through and including June 30, 2026. In addition, if the Company does not pay all amounts due on the Notes by June 30, 2026, at the Company’s option, (i) it shall pay the holders 3.00% of the outstanding principal of the Notes, or (ii) the principal of the Notes shall be increased by 3.00%.
The balance of Subordinated Notes outstanding at the Company, net of offering costs, amounted to $6.0 million at December 31, 2025 and December 31, 2024.
The Company has a term note with quarterly principal and interest payments with interest at Prime (6.75% at December 31, 2025). The note matures on March 10, 2029 and the balance of the note was $1.6 million and $1.9 million at December 31, 2025 and December 31, 2024, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. On December 30, 2025, the lender agreed that the Bank may defer the quarterly interest payment due December 10, 2025 on its term loan until March 10, 2026.
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity was $87.6 million at December 31, 2025 as compared to $110.9 million at December 31, 2024. The decrease was primarily due to net loss of $22.9 million.
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
At December 31, 2025, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.

The Bank’s actual capital amounts and percentages were as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2025
Total Capital (to risk-weighted assets)	$98,560	10.18%	$77,441	8.00%	$96,802	10.00%
Tier 1 Capital (to risk-weighted assets)	86,337	8.92	58,081	6.00	77,441	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	86,337	8.92	43,561	4.50	62,921	6.50
Tier 1 Capital (to total assets)	86,337	6.52	52,983	4.00	66,229	5.00
As of December 31, 2024
Total Capital (to risk-weighted assets)	124,420	12.14	81,985	8.00	102,482	10.00
Tier 1 Capital (to risk-weighted assets)	111,586	10.89	61,489	6.00	81,985	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	111,586	10.89	46,117	4.50	66,613	6.50
Tier 1 Capital (to total assets)	111,586	8.82	50,579	4.00	63,224	5.00
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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, was as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Unfunded loan commitments	$1,257	$21,174
Unused lines of credit	207,665	199,411
Standby letters of credit	1,161	276
Total	$210,083	$220,861
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
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At December 31, 2025 and December 31, 2024, ACL for off-balance sheet loan commitments totaled $671 thousand and $516 thousand, respectively.
Contractual Obligations
In the ordinary course of its operations, the Company enters into certain contractual obligations. Total contractual obligations at December 31, 2025 were $431.4 million, an increase from $341.7 million at December 31, 2024. The increase was primarily due to an increase in time deposits of $92.1 million.
The following tables present our contractual obligations as of December 31, 2025 and December 31, 2024.

	Contractual Obligations as of December 31, 2025
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$2,119	$3,064	$2,706	$13,594	$21,483
Long-term borrowings	456	912	225	—	1,593
Subordinated notes	—	—	—	5,962	5,962
Time deposits	318,112	81,873	2,356	—	402,341
Total	$320,687	$85,849	$5,287	$19,556	$431,379

	Contractual Obligations as of December 31, 2024
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$2,032	$3,870	$2,653	$14,960	$23,515
Long-term borrowings	456	912	566	—	1,934
Subordinated notes	—	—	—	5,956	5,956
Time deposits	279,253	28,803	2,212	—	310,268
Total	$281,741	$33,585	$5,431	$20,916	$341,673
Liquidity
Liquidity management is the process by which the Bank manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the operations, and capital expenditures. The Bank generally maintains a minimum liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. The on-balance sheet liquidity ratio at December 31, 2025 was 18.35%, as compared to 9.17% at December 31, 2024.
For the year ended December 31, 2025, the Bank paid dividends of $3.3 million to its parent company in order to meet liquidity needs to make interest payments on its debt obligations, dividends on shares of its preferred stock and common stock, and payment of operating expenses. As of December 31, 2025, BayFirst Financial Corp. held $769 thousand in cash and cash equivalents.
The Company expects that all the liquidity needs, including the contractual commitments, can be met by currently available liquid assets and cash flows. In the event any unforeseen demand or commitments were to occur, the Company could access the borrowing capacity with the FHLB or FRB, or lines of credit with other financial institutions. The Company does not rely on investment securities as the main source of liquidity and does not foresee the need to sell investment securities for cash flow purposes. In addition, the Company has the ability to obtain non-brokered wholesale deposits as another source of liquidity. The Company expects that the currently available liquid assets and the ability to borrow from the FHLB, FRB, and other financial institutions would be sufficient to satisfy the liquidity needs without any material adverse effect on the Company’s liquidity.
A description of BayFirst’s debt obligations is set forth above under the heading “Other Borrowings.”

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

The estimated impact on the net interest income as of December 31, 2025 and December 31, 2024, assuming immediate parallel moves in interest rates, is presented in the table below.

	December 31, 2025		December 31, 2024
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	5.2%	(3.2)%	11.1%	9.9%
+300 basis points	5.2	(0.9)	10.0	9.5
+200 basis points	4.1	0.2	5.9	5.7
+100 basis points	2.5	0.6	1.8	1.9
-100 basis points	(1.1)	(0.5)	(3.7)	(3.7)
-200 basis points	(3.9)	(2.8)	(7.7)	(7.8)
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
The table below presents the change in the economic value of equity as of December 31, 2025 and December 31, 2024, assuming immediate parallel shifts in interest rates.

Change in rates	December 31, 2025	December 31, 2024
+400 basis points	(15.6)%	(5.3)%
+300 basis points	(10.9)	(2.9)
+200 basis points	(6.9)	(2.5)
+100 basis points	(3.1)	(2.6)
-100 basis points	4.1	(0.1)
-200 basis points	7.6	(0.4)

Item 8. Financial Statements
Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
BayFirst Financial Corp.
St. Petersburg, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BayFirst Financial Corp. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Tampa, Florida
March 27, 2026

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$5,123	$4,499
Interest-bearing deposits in banks	201,859	73,289
Cash and cash equivalents	206,982	77,788
Time deposits in banks	—	2,270
Investment securities available for sale, at fair value (amortized cost: $31,974 and $40,279 at December 31, 2025 and December 31, 2024, respectively)	29,363	36,291
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $7 and $12 (fair value: $2,384 and $2,346 at December 31, 2025 and December 31, 2024, respectively)	2,493	2,488
Nonmarketable equity securities	4,656	4,526
Government guaranteed loans HFI, at fair value	54,076	60,833
Loans HFI, at amortized cost	909,818	1,005,726
Allowance for credit losses on loans	(21,996)	(15,512)
Net loans HFI, at amortized cost	887,822	990,214
Accrued interest receivable	8,421	9,155
Premises and equipment, net	31,188	33,249
Loan servicing rights	12,580	16,534
Deferred income tax asset	6,538	—
Right-of-use operating lease assets	14,504	15,814
Bank owned life insurance	27,264	26,513
Other real estate owned	400	132
Other assets	13,971	12,490
Total assets	$1,300,258	$1,288,297
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposit accounts	$95,731	$101,743
Interest-bearing transaction accounts	231,227	256,793
Savings and money market deposit accounts	454,639	474,425
Time deposits	402,341	310,268
Total deposits	1,183,938	1,143,229
Subordinated notes	5,962	5,956
Notes payable	1,593	1,934
Accrued interest payable	1,133	1,036
Operating lease liabilities	13,264	14,510
Deferred income tax liabilities	—	301
Accrued expenses and other liabilities	6,799	10,411
Total liabilities	1,212,689	1,177,377

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS CONTINUED
(Dollars in thousands, except per share data)

	December 31, 2025	December 31, 2024
Shareholders’ equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at December 31, 2025 and December 31, 2024; aggregate liquidation preference of $6,683 at December 31, 2025 and $6,395 at December 31, 2024	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at December 31, 2025 and December 31, 2024; aggregate liquidation preference of $3,338 at December 31, 2025 and $3,210 at December 31, 2024	3,123	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 6,446 shares issued and outstanding at December 31, 2025 and December 31, 2024; aggregate liquidation preference of $6,801 at December 31, 2025 and $6,446 at December 31, 2024	6,446	6,446
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,108,069 and 4,132,986 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	54,371	54,764
Accumulated other comprehensive loss, net	(1,960)	(2,956)
Unearned compensation	(335)	(752)
Retained earnings	19,763	44,134
Total shareholders’ equity	87,569	110,920
Total liabilities and shareholders’ equity	$1,300,258	$1,288,297

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024
Interest income:
Loans, including fees	$81,244	$78,831
Interest-bearing deposits in banks and other	4,550	3,979
Total interest income	85,794	82,810
Interest expense:
Deposits	37,740	42,872
Borrowings	2,269	1,912
Total interest expense	40,009	44,784
Net interest income	45,785	38,026
Provision for credit losses	24,586	14,726
Net interest income after provision for credit losses	21,199	23,300
Noninterest income:
Loan servicing income, net	2,769	3,100
Gain on sale of government guaranteed loans, net	11,720	28,252
Service charges and fees	1,867	1,794
Government guaranteed loans fair value gain (loss), net	(1,075)	9,843
Government guaranteed loan packaging fees	1,768	4,105
Gain on sale of premises and equipment	—	11,649
Other noninterest income	1,347	1,726
Total noninterest income	18,396	60,469
Noninterest expense:
Salaries and benefits	28,429	31,063
Bonus, commissions, and incentives	855	4,445
Occupancy and equipment	6,068	4,848
Data processing	7,859	6,745
Marketing and business development	1,433	2,050
Professional services	3,456	3,882
Loan servicing and origination expense	8,001	6,391
Employee recruiting and development	1,653	2,186
Regulatory assessments	1,869	1,249
Restructure charges	7,283	—
Other noninterest expense	3,519	3,923
Total noninterest expense	70,425	66,782
Income (loss) from continuing operations before income taxes	(30,830)	16,987
Income tax expense (benefit) from continuing operations	(7,893)	4,315
Net income (loss) from continuing operations	(22,937)	12,672

Loss from discontinued operations before income taxes	—	(92)
Income tax benefit from discontinued operations	—	(23)
Net loss from discontinued operations	—	(69)

Net income (loss)	(22,937)	12,603
Preferred stock dividends	1,541	1,541
Net income available to (loss attributable to) common shareholders	$(24,478)	$11,062

BAYFIRST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) CONTINUED
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024
Basic earnings (loss) per common share:
Continuing operations	$(5.93)	$2.69
Discontinued operations	—	(0.01)
Total basic earnings (loss) per common share	$(5.93)	$2.68

Diluted earnings (loss) per common share:
Continuing operations	$(5.93)	$2.64
Discontinued operations	—	(0.02)
Total diluted earnings (loss) per common share	$(5.93)	$2.62
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Dollars in thousands)

	Year Ended December 31,
	2025	2024
Net income (loss)	$(22,937)	$12,603
Net unrealized gains (losses) on investment securities available for sale	1,377	34
Deferred income tax expense	(381)	(9)
Other comprehensive income, net	996	25
Comprehensive income (loss)	$(21,941)	$12,628
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2024	$6,161	$3,123	$6,446	$53,563	$(2,981)	$34,395	$100,707
Net income	—	—	—	—	—	12,603	12,603
Unearned ESOP shares allocation	—	—	—	53	—	—	53
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	358	—	—	358
Stock option expense	—	—	—	38	—	—	38
Other comprehensive income, net	—	—	—	—	25	—	25
Dividends declared on:
Preferred stock	—	—	—	—	—	(1,541)	(1,541)
Common stock ($0.24 per share)	—	—	—	—	—	(1,323)	(1,323)
Balance at December 31, 2024	$6,161	$3,123	$6,446	$54,012	$(2,956)	$44,134	$110,920

Balance at January 1, 2025	$6,161	$3,123	$6,446	$54,012	$(2,956)	$44,134	$110,920
Net loss	—	—	—	—	—	(22,937)	(22,937)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	67	—	—	67
Repurchase of common stock	—	—	—	(335)	—	—	(335)
Unearned ESOP shares cancellation	—	—	—	193	—	—	193
Stock-based awards - common stock:
Restricted stock benefit, net of tax impact	—	—	—	(161)	—	—	(161)
Stock option expense	—	—	—	260	—	—	260
Other comprehensive income, net	—	—	—	—	996	—	996
Dividends on:
Preferred stock	—	—	—	—	—	(771)	(771)
Common stock ($0.16 per share)	—	—	—	—	—	(663)	(663)
Balance at December 31, 2025	$6,161	$3,123	$6,446	$54,036	$(1,960)	$19,763	$87,569

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss) from continuing operations	$(22,937)	$12,672
Net loss from discontinued operations	—	(69)
Net income (loss)	(22,937)	12,603
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets	2,188	2,464
Net securities premium amortization	40	112
Amortization of debt issuance costs	6	7
Amortization of premium on loans purchased, net	1,087	714
Provision for credit losses	24,586	14,726
Accretion of discount on unguaranteed loans	(3,716)	(3,118)
Deferred tax benefit	(7,221)	(189)
Origination of government guaranteed loans held for sale	—	(2,821)
Proceeds from sales of government guaranteed loans held for sale	298,162	406,191
Net gains on sales of government guaranteed loans	(11,720)	(28,252)
Sale of servicing rights	1,691	—
Change in fair value of government guaranteed loans HFI, at fair value	1,075	(9,843)
Amortization of loan servicing rights	6,928	6,258
Gain on sale of premises and equipment	—	(11,649)
Gain on other real estate owned	(423)	14
Loss on sale and writedowns of repossessed assets	118	—
Non-qualified stock purchase plan expense	17	23
Stock based compensation expense	99	396
Income from bank owned life insurance	(751)	(713)
Impairment of equipment and software	1,422	—
Changes in:
Accrued interest receivable	734	(2,025)
Other assets	(1,174)	(7,891)
Accrued interest payable	97	154
Other liabilities	(5,013)	13,645
Net cash provided by operating activities of continuing operations	285,295	390,875
Net cash used in operating activities of discontinued operations	—	(341)
Net cash provided by operating activities	285,295	390,534
Cash flows from investing activities:
Purchase of investment securities available for sale	(5,718)	(4,458)
Principal payments on investment securities available for sale	2,874	7,664
Principal payments on investment securities held to maturity	—	1
Call of investment securities held to maturity	11,109	—
Net sale (purchase) of nonmarketable equity securities	(130)	244
Purchase of time deposits in banks	(14)	(1,020)
Maturity of time deposits in banks	2,284	3,396
Purchase of government guaranteed loans	—	(4,414)
Loan originations, net	(205,262)	(530,792)
Purchase related to other real estate owned	—	(1,229)

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (Dollars in thousands)

	Year Ended December 31,
	2025	2024
Proceeds for the sale of premises and equipment	—	14,746
Purchase of premises and equipment	(300)	(1,690)
Proceeds on sales of other real estate owned	155	1,619
Proceeds on sales of repossessed assets	59	—
Net cash used in investing activities	(194,943)	(515,933)
Cash flows from financing activities:
Net change in deposits	40,709	158,091
Net decrease in short-term borrowings	—	(10,000)
Payments on notes payable	(341)	(455)
Proceeds from issuance of common stock for benefit plans, net	50	(23)
Common share buyback - redeemed stock	(335)	—
Unearned ESOP shares	193	53
Dividends paid on common stock	(663)	(1,323)
Dividends paid on preferred stock	(771)	(1,541)
Net cash provided by financing activities	38,842	144,802
Net change in cash and cash equivalents	129,194	19,403
Cash and cash equivalents, beginning of period	77,788	58,385
Cash and cash equivalents, end of period	$206,982	$77,788
Supplemental cash flow information
Interest paid	$39,912	$44,630
Income taxes paid	5,296	8
Supplemental noncash disclosures
Net change in unrealized holding gains (losses) on investment securities available for sale, net of tax effect	996	25
Transfer of government guaranteed loans HFI to loans HFS	295,623	382,951
Transfer of government guaranteed loans HFS to loans HFI	4,516	—
Transfer of loans HFI to OREO	—	94
Transfer of loans HFI to repossessed assets	422	—
Recognition of right of use asset in exchange for new operating lease liabilities	—	14,276
See accompanying notes.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation: The accompanying consolidated financial statements include BayFirst Financial Corp. and its wholly owned subsidiary, BayFirst National Bank.
BayFirst Financial Corp. is a registered bank holding company, incorporated under the laws of the State of Florida. The Company owns all outstanding stock of BayFirst National Bank, a national banking association bank. A significant portion of the Company’s assets and revenues are derived from the operations of the Bank.
The Company provides a variety of traditional community banking services through its full-service banking centers located in the Tampa-Sarasota, Florida region. The Bank’s primary deposit products are demand deposits, NOW accounts, money market accounts, savings deposits, and time deposits and its primary lending products are residential mortgage, commercial, and consumer loans. In addition, the Company provided lending services nationwide to small business customers, and as such, a significant portion of the loans originated by the Bank are guaranteed by the SBA/USDA (“government guaranteed loans”). The guaranteed portion of the SBA/USDA loan can be sold in the secondary market, and the Bank engages in the sale of participating interests of the non-guaranteed portion. In December 2025, the Company discontinued the origination of SBA 7(a) loans and sold a portion of the SBA 7(a) loan portfolio to another bank. The Company previously engaged in mortgage banking activities with offices located in a number of states and as such, originated and sold one-to-four family residential mortgage loans in the secondary market. The nationwide residential mortgage lending operations were discontinued in 2022.
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
Contingencies: Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of December 31, 2025. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2025 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
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
ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures was issued to enhance the transparency and decision usefulness of income tax disclosures. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
reconciliation and income taxes paid information. This was adopted in 2025 and applied prospectively. Adoption of this amendment did not have a material impact on these consolidated financial statement disclosures.
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
Time Deposits in Banks: As of December 31, 2025, the Bank had no time deposits with other banks outstanding.
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
Concentration of Credit: The Company grants residential and commercial real estate, construction and land, commercial and industrial, and consumer loans in the State of Florida with primary concentration being the Tampa Bay/Sarasota region. The Company also grants USDA guaranteed commercial real estate, construction and land, and commercial and industrial loans nationwide. Prior to the discontinuance of the SBA 7(a) lending program, the Company originated SBA 7(a) nationwide. Although the Company’s loan portfolio is diversified, a significant portion of its loans are secured by real estate. The following loan segments have been identified:
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
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported through gain on sale of government guaranteed loans, net on the Consolidated Statements of Income. The fair values of loan servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. There was no valuation allowance recorded on loan servicing rights at December 31, 2025 and December 31, 2024.
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
Leases: The Company enters into leases in the normal course of business primarily for branch, corporate office, and loan production office locations. The Company’s leases have remaining terms ranging from 10 months up to 14.0 years, some of which include renewal or termination options to extend the lease for up to 5.0 years. The Company’s leases do not include residual value guarantees or covenants.
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
Other Real Estate Owned: OREO is initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. Physical possession of real estate property collateralizing a mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are also expensed.
Repossessed Assets: Repossessed assets are recorded at fair value upon the transfer of a loan to repossessed assets. These assets are subsequently accounted for at fair value less estimated costs to sell. If fair value declines subsequent to repossession, a valuation allowance is recorded through expense. Holding costs after repossession are also expensed.
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
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
allowance, if needed, reduces deferred tax assets to the amount expected to be realized. There was no valuation allowance recognized at December 31, 2025 and December 31, 2024.
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
Employee 401(k) Plan: The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributed 3% of eligible employees’ salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. Employee 401(k) expense is the amount of safe harbor and employee matching contributions to the 401(k) plan. In January 2026, the Company updated the plan to change the contribution from the non-elective contribution to a matching contribution equal to 100% of the first 4% and 50% of the next 2% of employee contributions.
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
Employee Stock Ownership Plan: The Company had an ESOP for eligible employees which was terminated in 2025. See Note 13 - Other Benefits Plans for information.
Preferred Stock: The Company has issued cumulative nonconvertible Series A shares of preferred stock entitles holders of a cash dividend at a rate of 9% (unless the Company has not redeemed the shares by the tenth anniversary of their issuance in 2019, in which event the rate is subject to be increased to 11%). As of December 31, 2025, the Company had $288 in dividends in arrears, representing two quarters of deferred dividend payments that must be settled before common stock dividends are declared and paid.
The Company has issued cumulative convertible Series B shares of preferred stock entitles holders of a cash dividend at a rate of 8% (unless the Company has not redeemed the shares by the tenth anniversary of their issuance in 2020 and 2021, in which event the rate is subject to be increased to 9%). The Series B shares are convertible at a ratio of liquidation value to tangible book value at the option of the shareholder. All preferred stock has liquidation preference relative to the Company’s common stock. As of December 31, 2025, the Company had $128 in dividends in arrears, representing two quarters of deferred dividend payments that must be settled before common stock dividends are declared and paid.
The Company has also issued cumulative convertible Series C shares of preferred stock entitles holders of a cash dividend at a rate of 11% (unless the Company has not redeemed the shares by the tenth anniversary of their issuance in 2023, in which event the rate is subject to be increased to 12%). The Series B shares are convertible at a ratio of liquidation value to tangible book value at the option of the shareholder. All preferred stock has liquidation preference relative to the Company’s common stock. As of December 31, 2025, the Company had $355 in dividends in arrears, representing two quarters of deferred dividend payments that must be settled before common stock dividends are declared and paid.
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
Restrictions on Cash: The Federal Reserve Board reduced reserve requirement ratios to 0% effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. There were no balances of cash pledged at December 31, 2025 and December 31, 2024.

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
Government Guaranteed Loan Packaging Fees – The Company earned government guaranteed loan packaging fees for organizing loan documents for approval of government guaranteed loans. The revenue is recognized when the loan packaging services are performed.
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
In November, 2025, the FASB issued ASU 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements.” This ASU was issued to clarify and enhance guidance under ASC 270 on interim financial reporting by (i) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (ii) establishing clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures drawn from across the ASC, and (iii) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results. ASU 2025-11 will be effective for interim periods beginning in 2029. The Company does not believe this standard will have a material impact on its Consolidated Financial Statements.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 2 – DISCONTINUED OPERATIONS
During the third quarter of 2022, the Company discontinued the Bank’s nationwide residential mortgage loan production operations. The decision was based on a number of strategic priorities and other factors, including the precipitous decline in mortgage volumes and the uncertain outlook for mortgage lending over future periods. As a result of these actions, the Company classified the operations of the residential mortgage lending division as discontinued under ASC 205-20. There were no assets or liabilities for the discontinued operations of the residential mortgage lending division at December 31, 2025 and December 31, 2024 or operating results for the current period.
The following presents operating results of the discontinued operations of the residential mortgage lending division for the year ended December 31, 2024:

Year Ended December 31,
2024
Noninterest income	$51
Total net revenue	51
Noninterest expense	143
Loss from discontinued operations before income taxes	(92)
Income tax benefit	(23)
Net loss from discontinued operations	$(69)
NOTE 3 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale and investment securities held to maturity at December 31, 2025 and December 31, 2024 as well as the ACL for investment securities held to maturity at December 31, 2025 and December 31, 2024 are summarized as follows:

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$2,827	$4	$(9)	$2,822
Mortgage-backed securities:
U.S. Government-sponsored enterprises	5,264	55	(420)	4,899
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	20,040	27	(2,299)	17,768
Corporate bonds	3,843	31	—	3,874
Total investment securities available for sale	$31,974	$117	$(2,728)	$29,363

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Corporate bonds	$2,500	$—	$(116)	$2,384	$7
Total investment securities held to maturity	$2,500	$—	$(116)	$2,384	$7

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$5,029	$—	$(39)	$4,990
Mortgage-backed securities:
U.S. Government-sponsored enterprises	7,791	—	(661)	7,130
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	18,627	—	(3,341)	15,286
Corporate bonds	8,832	53	—	8,885
Total investment securities available for sale	$40,279	$53	$(4,041)	$36,291

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Corporate bonds	$2,500	$—	$(154)	$2,346	$12
Total investment securities held to maturity	$2,500	$—	$(154)	$2,346	$12
`
The amortized cost and fair value of investment securities as of December 31, 2025 are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One to five years	$3,843	$3,874	$1,500	$1,496
Five to ten years	—	—	1,000	888
Beyond ten years	28,131	25,489	—	—
Total	$31,974	$29,363	$2,500	$2,384
No ACL for investment securities AFS was needed at December 31, 2025 or December 31, 2024. Declines in the fair value of the AFS investment portfolio are believed by management to be unrelated to credit losses. When evaluating an investment for credit loss, management considers, among other things, the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At December 31, 2025, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.
As of December 31, 2025, there were no past due principal and interest payments associated with the HTM securities. The Company monitors the credit quality of debt securities held to maturity quarterly through the use of credit ratings. However, the corporate bonds that are held to maturity have no credit rating and the corporate bonds in an unrealized loss position at December 31, 2025 are not material to the financial statements. There was an ACL of $7 on corporate bonds HTM at December 31, 2025 and $12 at December 31, 2024, which was calculated based on applying the long-term historical credit loss rate for similarly rated securities.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following table presents the activity in the ACL for investment securities HTM by major security type for the year ended December 31, 2025 and December 31, 2024:

	For the Year Ended	For the Year Ended
Corporate Bonds	December 31, 2025	December 31, 2024
Balance at beginning of period	$12	$17
Provision for credit losses on HTM investment securities	(5)	(5)
Investment securities charge-offs	—	—
Investment securities recoveries	—	—
Balance at end of period	$7	$12
The following table summarizes investment securities with unrealized losses at December 31, 2025 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Investment securities available for sale:
Asset-backed securities	$—	$—	$1,402	$(9)	$1,402	$(9)	1
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	2,528	(420)	2,528	(420)	2
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	14,531	(2,299)	14,531	(2,299)	7
Total investment securities available for sale	$—	$—	$18,461	$(2,728)	$18,461	$(2,728)	10

Investment securities held to maturity:
Corporate bonds	$—	$—	$2,384	$(116)	$2,384	$(116)	3
Total investment securities held to maturity	$—	$—	$2,384	$(116)	$2,384	$(116)	3

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
No investment securities were pledged as of December 31, 2025 or December 31, 2024, and there were no sales of investment securities for the year ended December 31, 2025 or December 31, 2024.
NOTE 4 – LOANS
Loans HFI, excluding loans measured at fair value, at December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Real estate:
Residential	$365,427	$330,870
Commercial	215,771	305,721
Construction and land	48,397	32,914
Commercial and industrial	181,566	226,522
Commercial and industrial - PPP	6	941
Consumer and other	86,441	93,826
Loans HFI, excluding loans measured at fair value, gross	897,608	990,794
Deferred loan costs, net	16,371	19,499
Discount on government guaranteed loans(1)	(6,811)	(8,306)
Premium on loans purchased, net	2,650	3,739
Allowance for credit losses	(21,996)	(15,512)
Net loans HFI, excluding loans measured at fair value	$887,822	$990,214
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 5 - ALLOWANCE FOR CREDIT LOSSES
The following schedules present the activity in the ACL by loan segment for the year ended December 31, 2025 and December 31, 2024:

	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Total
Year Ended
December 31, 2025
Beginning Balance	$1,181	$2,096	$507	$9,607	$—	$2,121	$15,512
Charge-offs	(983)	(450)	—	(15,424)	(1)	(2,358)	(19,216)
Recoveries	27	5	—	497	1	734	1,264
Provision	2,044	171	123	20,755	—	1,343	24,436
Ending Balance	$2,269	$1,822	$630	$15,435	$—	$1,840	$21,996
December 31, 2024
Beginning Balance	$1,987	$1,818	$519	$6,579	$—	$2,594	$13,497
Charge-offs	(20)	(60)	—	(10,956)	—	(2,938)	(13,974)
Recoveries	1	7	—	606	—	321	935
Provision	(787)	331	(12)	13,378	—	2,144	15,054
Ending Balance	$1,181	$2,096	$507	$9,607	$—	$2,121	$15,512
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
The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The ACL on unfunded loan commitments is based on estimates of probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity and loss rates as determined for pooled funded loans. As of December 31, 2025 and December 31, 2024, the ACL for unfunded commitments recorded in other liabilities was $671 and $516, respectively.
The following table presents the activity in the ACL for unfunded commitments for the year ended December 31, 2025 and December 31, 2024:

	For the Year Ended
	December 31, 2025	December 31, 2024
Balance at beginning of period	$516	$839
Provision for credit losses on unfunded commitments	155	(323)
Unfunded commitments charge-offs	—	—
Unfunded commitments recoveries	—	—
Balance at end of period	$671	$516
The following tables present the principal balance of nonaccrual loans and loans past due over 89 days on accrual by loan segment at December 31, 2025 and December 31, 2024. In the following tables, the principal balance does not include the government guaranteed balance or loans measured at fair value.

December 31, 2025	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days and Accruing(1)
Real estate - residential	$—	$6,164	$—
Real estate - commercial	2,628	3,888	—
Real estate - construction and land	—	815
Commercial and industrial	—	2,467	—
Consumer and other	—	268	41
Total	$2,628	$13,602	$41

December 31, 2024	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days and Accruing(1)
Real estate - residential	$—	$5,818	$—
Real estate - commercial	2,709	2,052	—
Commercial and industrial	—	2,696	—
Consumer and other	—	—	295
Total	$2,709	$10,566	$295
(1) Excludes loans measured at fair value. See Note 6. Fair Value for additional information.
A financial asset is considered collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
credit quality indicators like appraised value. The following tables present the principal balance, including government guaranteed balances, of individually analyzed collateral dependent loans by loan portfolio segment as of December 31, 2025 and December 31, 2024:

December 31, 2025	Type of Collateral	ACL
	Real Estate
Real estate - commercial	$2,628	$—
.

December 31, 2024	Type of Collateral	ACL
	Real Estate
Real estate - commercial	$2,709	$—

The following table presents the aging of the principal balance of past due loans HFI at amortized cost at December 31, 2025 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$4,698	$5,635	$10,333	$355,094	$365,427
Real estate - commercial	4,100	4,262	8,362	207,409	215,771
Real estate - construction and land	—	814	814	47,583	48,397
Commercial and industrial	4,473	919	5,392	176,174	181,566
Commercial and industrial - PPP	—	—	—	6	6
Consumer and other	1,622	69	1,691	84,750	86,441
Total	$14,893	$11,699	$26,592	$871,016	$897,608
(1) $1,537 of balances 30-89 days past due and $7,592 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee.
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

Modifications to Borrowers Experiencing Financial Difficulty
For the year ended December 31, 2025 and the year ended December 31, 2024, there were no loan modifications to borrowers experiencing financial difficulty and no loan modifications that subsequently defaulted during the period.

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

The table below sets forth principal balance for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at December 31, 2025 and gross write offs for the year ended December 31, 2025:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$21,998	$39,871	$39,799	$33,762	$24,573	$35,268	$2,480	$—	$197,751
Special mention	—	79	394	1,436	111	297	15	—	2,332
Substandard	—	5,111	3,183	4,426	759	2,209	—	—	15,688
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans, at amortized cost, gross	21,998	45,061	43,376	39,624	25,443	37,774	2,495	—	215,771
Gross write offs	—	—	130	235	—	85	—	—	450

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - construction and land
Risk Rating
Pass	7,977	5,266	8,849	10,487	1,049	—	—	—	33,628
Special mention	—	1,069	—	—	—	—	—	—	1,069
Substandard	—	—	13,700	—	—	—	—	—	13,700
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction and land loans, at amortized cost, gross	7,977	6,335	22,549	10,487	1,049	—	—	—	48,397
Gross write offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Risk Rating
Pass	44,674	40,705	24,250	22,538	3,418	19,740	11,362	—	166,687
Special mention	386	702	1,330	950	98	1,150	79	—	4,695
Substandard	41	1,155	3,369	2,114	353	2,939	40	—	10,011
Doubtful	13	—	22	45	8	85	—	—	173
Total commercial and industrial loans, at amortized cost, gross	45,114	42,562	28,971	25,647	3,877	23,914	11,481	—	181,566
Gross write offs	350	3,441	5,185	2,722	404	3,289	33	—	15,424

Commercial and industrial - PPP
Risk Rating
Pass	—	—	—	—	—	6	—	—	6
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial - PPP loans, at amortized cost, gross	—	—	—	—	—	6	—	—	6
Gross write offs	—	—	—	—	—	1	—	—	1

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
The Company considers the performance of the loan portfolio to determine its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan by payment activity. The following table presents the principal balance at December 31, 2025 of residential and consumer loans based on payment activity as well as gross write offs for the year ended December 31, 2025.

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$9,162	$31,950	$24,494	$67,942	$21,372	$15,775	$188,568	$—	$359,263
Nonperforming	—	150	550	716	867	2,512	1,369	—	6,164
Total real estate - residential loans, at amortized cost, gross	9,162	32,100	25,044	68,658	22,239	18,287	189,937	—	365,427
Gross write offs	—	—	—	141	—	—	842	—	983

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Consumer and other
Payment Performance
Performing	12,047	50,220	17,921	4,220	171	49	1,504	—	86,132
Nonperforming	—	240	20	49	—	—	—	—	309
Total consumer and other loans, at amortized cost, gross	12,047	50,460	17,941	4,269	171	49	1,504	—	86,441
Gross write offs	233	680	251	1,088	23	9	74	—	2,358
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
Assets measured at fair value on a recurring basis at December 31, 2025 are summarized below. There were no liabilities carried at fair value on a recurring basis at December 31, 2025.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$29,363	$—	$29,363
Government guaranteed loans HFI, at fair value	—	—	54,076	54,076
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
Financial Instruments Recorded Using Fair Value Option
The Company elected the fair value option for certain of its government guaranteed loans HFI as the Company believed that fair value was the best indicator of the resolution of those loans at that time. Depending on market conditions and liquidity needs of the Company, management determined whether it was advantageous to hold or sell government guaranteed loans on a loan-by-loan basis. The portion of these loans guaranteed by the government are generally readily marketable in the secondary market and the portion of the loans that are not guaranteed may be sold periodically to other third party financial institutions. Interest income on these loans is recorded based on the contractual term of the loan and in accordance with the Company’s policy on other loans HFI.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of HFI government guaranteed loans measured at fair value at December 31, 2025 and December 31, 2024.

	December 31, 2025
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$10,348	$10,420	$(72)	$420	$447	$(27)	$—	$—	$—
Commercial and industrial	43,728	50,165	(6,437)	1,116	7,382	(6,266)	—	—	—
Total loans HFI, at fair value	$54,076	$60,585	$(6,509)	$1,536	$7,829	$(6,293)	$—	$—	$—

	December 31, 2024
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$15,136	$15,075	$61	$—	$—	$—	$—	$—	$—
Commercial and industrial	45,697	46,981	(1,284)	1,491	2,630	(1,139)	—	—	—
Total loans HFI, at fair value	$60,833	$62,056	$(1,223)	$1,491	$2,630	$(1,139)	$—	$—	$—
(1) The nonaccrual and 90 days or more past due loan balances do not include the portion of government guaranteed loan balances.
The total amount of net gains and losses from changes in fair value and interest income included in earnings for the year ended December 31, 2025 and December 31, 2024 for government guaranteed loans HFI, at fair value, were as follows:

	Year Ended December 31,
	2025	2024
Interest income	$8,063	$9,530
Change in fair value	(1,075)	9,843
Total gain, net	$6,988	$19,373
Changes in fair value for government guaranteed loans HFI, at fair value, were included in Government guaranteed loans fair value gain (loss), net on the Consolidated Statements of Income.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The table below presents a reconciliation of government guaranteed loans HFI, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the year ended December 31, 2025 and December 31, 2024:

	Year Ended December 31,
	2025	2024
Balance of government guaranteed loans HFI at fair value, beginning of period	$60,833	$91,508
New government guaranteed originations at fair value	51,287	105,754
Loans sold	(35,049)	(141,080)
Principal payments	(9,944)	(5,192)
Transfer to HFS	(11,976)	—
Total fair value gains (losses) during the period	(1,075)	9,843
Balance of government guaranteed loans HFI at fair value, end of period	$54,076	$60,833
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
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of government guaranteed loans HFI that fall within Level 3 of the fair value hierarchy at December 31, 2025 and December 31, 2024:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
December 31, 2025
Government guaranteed loans HFI, at fair value	$54,076	Discounted	Discount rate	5.27%-8.77% (7.75%)
		cash flow	Conditional prepayment rate	8.61%-18.58% (11.16%)
December 31, 2024
Government guaranteed loans HFI, at fair value	$60,833	Discounted	Discount rate	6.07%-9.57% (8.69%)
		cash flow	Conditional prepayment rate	0.00%-18.13% (11.61%)
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Assets measured at fair value on a nonrecurring basis at December 31, 2025 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount	Valuation Level
Individually evaluated loans	$2,628	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Other real estate owned	$400	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Repossessed assets	$263	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Assets measured at fair value on a nonrecurring basis at December 31, 2024 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount	Valuation level
Individually evaluated loans	$2,709	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Other real estate owned	$132	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Repossessed assets	$36	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at December 31, 2025 and December 31, 2024 are as follows:

		December 31, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$206,982	$206,982	$77,788	$77,788
Time deposits in banks	2	—	—	2,270	2,212
Investment securities held to maturity	2	2,493	2,384	2,488	2,346
Nonmarketable equity securities, at cost	2	4,656	4,656	4,526	4,526
Loans HFI, at amortized cost	3	887,822	900,200	990,214	986,406
Accrued interest receivable	2	8,421	8,421	9,155	9,155
Government guaranteed loan servicing rights	3	12,580	16,041	16,534	19,473
Liabilities:
Noninterest-bearing deposit accounts	2	$95,731	$95,731	$101,743	$101,743
Interest-bearing transaction accounts	2	231,227	231,227	256,793	256,793
Savings and money market deposit accounts	2	454,639	454,639	474,425	474,425
Time deposits	2	402,341	403,394	310,268	307,925
Subordinated notes	2	5,962	5,877	5,956	5,511
Notes payable	2	1,593	1,590	1,934	1,919
Accrued interest payable	2	1,133	1,133	1,036	1,036
NOTE 7 – GOVERNMENT GUARANTEED LOAN SERVICING ACTIVITIES
At December 31, 2025 and December 31, 2024, the balance of government guaranteed loans HFI, excluding PPP loans, retained by the Company was $302,986 and $425,963, respectively, of which $70,123 and $148,543 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of government guaranteed loans serviced for others requiring recognition of a servicing asset were $885,505 and $1,056,665 at December 31, 2025 and December 31, 2024, respectively.
In December 2025, the Company sold SBA 7(a) loans with principal balance of $96,602 to Banesco USA as part of the Company’s restructure related to the discontinuance of SBA 7(a) lending. Of those loans, there were $26,749 of loans with a servicing asset of $1,691.
Activity for government guaranteed loan servicing rights for the year ended December 31, 2025 and December 31, 2024 follows:

	Year Ended
	December 31, 2025	December 31, 2024
Beginning of period	$16,534	$14,959
Additions	4,665	7,833
Sold	(1,691)	—
Amortization	(6,928)	(6,258)
End of period	$12,580	$16,534

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The fair value of government guaranteed loan servicing rights was $16,041 and $19,473 at December 31, 2025 and December 31, 2024, respectively. Fair value was determined using a weighted average discount rate of 13.88% and a weighted average prepayment speed of 11.16% at December 31, 2025. Fair value was determined using a weighted average discount rate of 14.63% and a weighted average prepayment speed of 11.97% at December 31, 2024. The government guaranteed loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain on sale of government guaranteed loans for the year ended December 31, 2025 and December 31, 2024:

	Year Ended
	December 31, 2025	December 31, 2024
Gain on sale of guaranteed portion of government guaranteed loans	$7,055	$20,419
Fair value of loan servicing rights created	4,665	7,833
Gain on sale of government guaranteed loans, net	$11,720	$28,252
NOTE 8 - PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Land and improvements	$5,530	$5,530
Building and improvements	25,146	25,130
Leasehold improvements	3,092	3,176
Furniture, fixtures, and equipment	8,028	7,987
Fixed assets in process	—	37
Total premises and equipment	41,796	41,860
Accumulated depreciation and amortization	(10,608)	(8,611)
Net premises and equipment (1)	$31,188	$33,249
(1)There were no premises and equipment assets classified as assets from discontinued operations as of December 31, 2025 or December 31, 2024.
Depreciation and amortization expense was $2,188 and $2,464 for the year ended December 31, 2025 and December 31, 2024, respectively.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
For the year ended December 31, 2025 and December 31, 2024, the components of total lease cost and supplemental information related to operating leases were as follows:

	Year Ended December 31,
	2025	2024
Operating lease cost	$2,258	$948
Short-term lease cost	153	118
Total lease cost, net (1)	$2,411	$1,066
(1) There were no lease costs reported as discontinued operations for the year ended December 31, 2025 and $131 for the year ended December 31, 2024.

	Year Ended December 31,
	2025	2024
Cash flows related to operating lease liabilities	984	813
Right-of-use assets obtained in exchange for new operating lease liabilities	—	14,276
At December 31, 2025, the weighted average discount rate of operating leases was 7.07% and the weighted average remaining life of operating leases was 12.81 years.
The future minimum lease payments for operating leases, subsequent to December 31, 2025, as recorded on the balance sheet, are summarized as follows:

2026	$2,119
2027	1,751
2028	1,313
2029	1,340
2030	1,366
Thereafter	13,594
Total undiscounted lease payments	$21,483
Less: imputed interest	(8,219)
Net lease liabilities	$13,264
NOTE 10 - DEPOSITS
The amount of each of the following categories of deposits at December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024
Noninterest-bearing deposit accounts	$95,731	$101,743
Interest-bearing transaction accounts	231,227	256,793
Money market accounts	434,930	455,519
Savings accounts	19,709	18,906
Subtotal	781,597	832,961
Total time deposits	402,341	310,268
Total deposits	$1,183,938	$1,143,229
At December 31, 2025 and December 31, 2024, the Company had $195,544 and $112,120, respectively, of brokered deposits. The aggregate amount of time deposits in denominations of $250 or more at December 31, 2025 and

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
December 31, 2024 was approximately $111,897 and $204,425, respectively. At December 31, 2025 the scheduled maturities of total time deposits were as follows:

Year
2026	$318,112
2027	81,335
2028	538
2029	1,741
2030	615
Thereafter	—
Total	$402,341
NOTE 11 – OTHER BORROWINGS
At December 31, 2025 and December 31, 2024, the Company had no borrowings outstanding from the FHLB or FRB.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the Bank were to obtain would be secured by a blanket lien on $383,650 of real estate-related loans as of December 31, 2025. Based on this collateral and the Bank's holdings of FHLB stock, the Bank was eligible to borrow up to $187,142 from the FHLB at December 31, 2025.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $56,092 of commercial loans as of December 31, 2025. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Bank was eligible to borrow up to $32,124 from the FRB at December 31, 2025.
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
On December 29, 2025, the Company and the holders of the Company’s Notes entered into an Amendment to the Notes (the “Amendment”), effective as of December 26, 2025. Pursuant to the Amendment, instead of the Company paying interest on the Notes, the outstanding principal of the Notes shall be increased by the amount of interest due as of the date of the Amendment and that becomes due through and including June 30, 2026. In addition, if the Company does not pay all amounts due on the Notes by June 30, 2026, at the Company’s option, (i) it shall pay the holders 3.00% of the outstanding principal of the Notes, or (ii) the principal of the Notes shall be increased by 3.00%.
The balance of Notes outstanding at the Company, net of offering costs, amounted to $5,962 and $5,956 at December 31, 2025 and December 31, 2024, respectively.
The Company has a term note with quarterly principal and interest payments with interest at Prime (6.75% at December 31, 2025). The note matures on March 10, 2029 and the balance of the note was $1,593 and $1,934 at December 31, 2025 and December 31, 2024, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note. On December 30, 2025, lender agreed that the Company may defer the quarterly interest payment due December 10, 2025 on its term loan until March 10, 2026.
NOTE 12 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock grants and stock options. Total compensation cost charged against income related to the Equity Plan was $184 and $479 for the year ended December 31, 2025 and December 31, 2024, respectively.
Restricted Stock
The Company awarded shares of restricted common stock to certain employees and directors for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
A summary of changes in the Company’s nonvested restricted shares for the year ended December 31, 2025 and December 31, 2024 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2025	47,485	$14.54
Granted	25,800	15.78
Vested	(25,380)	(13.38)
Forfeited	(14,155)	(15.66)
Nonvested at December 31, 2025	33,750	$15.87

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2024	52,195	$18.75
Granted	30,650	11.70
Vested	(34,235)	(18.36)
Forfeited	(1,125)	(16.05)
Nonvested at December 31, 2024	47,485	$14.54
At December 31, 2025, there was $333 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the year ended December 31, 2025 and December 31, 2024 on the vesting date was $380 and $440, respectively.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
A summary of the activity in the Equity Plan for the year ended December 31, 2025 and December 31, 2024 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	364,063	$15.68
Exercised	(1,050)	(14.67)
Forfeited	(3,780)	(15.14)
Outstanding at December 31, 2025	359,233	$15.68	3.54	$—
Vested and exercisable at December 31, 2025	356,143	$15.69	3.53	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	367,033	$15.68
Forfeited	(2,970)	(15.52)
Outstanding at December 31, 2024	364,063	$15.68	4.65	$—
Vested and exercisable at December 31, 2024	349,385	$15.71	4.61	$—
There were no options granted during the year ended December 31, 2025 or December 31, 2024. Total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan was $1 at December 31, 2025. This cost is expected to be recognized over a weighted average period of 0.04 years.
NOTE 13 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. For the year ended December 31, 2025 and December 31, 2024, there were no shares issued.
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the year ended December 31, 2025 and December 31, 2024 was $17 and $23, respectively. During the year ended December 31, 2025, 7,509 shares were purchased at an average price of $9.07. For the year ended December 31, 2024, there were no shares issued.
The Company has a Salary Continuation Agreement (the “Agreement”) with the Company’s retired CEO. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. The liability recorded for the Agreement was $316 and $327 at December 31, 2025 and December 31, 2024, respectively, and the related expense for the year ended December 31, 2025 was $14 and the related expense for the year ended December 31, 2024 was $1. Payments began in July 2024 as a result of the retirement of the CEO on December 31, 2023.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. The Company contributes 3% of each employee’s salary each pay period as a safe harbor contribution. The Company may also match employee contributions each year at the discretion of the Board of Directors. There was no match of contributions in 2025 or 2024. Expense recognized in relation to the 401(k) plan was $835 and $961 for the year ended December 31, 2025 and December 31, 2024, respectively.

The Company had an ESOP for eligible employees with outstanding loans as a result of the acquisition of shares in 2021 and the termination of the nationwide residential lending division in 2022. On September 30, 2025, the Plan was terminated and the remaining 19,691 shares in the ESOP unallocated account with a fair value of $175 were returned to the Company in partial satisfaction of the outstanding balances on the ESOP loans. The ESOP accounts of the participants were 100% vested as of the date of the termination. As part of the termination of the plan, the Company forgave the indebtedness of the outstanding loans which totaled $365. There was $190 of expense related to the ESOP for the year ended December 31,

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
2025 and $43 expense for the year ended December 31, 2024. The Company’s ESOP, which was internally leveraged, did not report the loan receivable extended to the ESOP as an asset and did not report the ESOP debt due to the Company.
NOTE 14 – INCOME TAXES
The Company operates solely within the United States and has no foreign operations. Income tax expense (benefit) for the year ended December 31, 2025 and December 31, 2024 was as follows:

	2025	2024
Current tax provision from continuing operations:
Federal	$(466)	$3,554
State	(206)	950
Total current tax provision from continuing operations	(672)	4,504
Deferred expense (benefit) from continuing operations:
Federal	(5,732)	(171)
State	(1,489)	(18)
Total deferred expense from continuing operations	(7,221)	(189)
Income tax expense (benefit) from continuing operations	(7,893)	4,315
Income tax benefit from discontinued operations	—	$(23)
Total	$(7,893)	$4,292
The effective tax rate differed from the federal statutory rate of 21% in 2025 and 2024. The summary of the differences are as follows:

	2025		2024
Federal tax based on federal corporate statutory rate	$(6,474)	21.0%	$3,571
Domestic state tax expense, net of federal benefit (1)	(1,340)	4.4%	732
Changes resulting from:
BOLI income	(158)	0.5%	(150)
Nondeductible Expenses	63	(0.2)%	93
Other, net	16	(0.1)%	69
Income tax expense (benefit) from continuing operations	(7,893)	25.6%	4,315
Income tax benefit from discontinued operations	—	—%	(23)
Total income tax expense (benefit)	$(7,893)	25.6%	$4,292
(1) State taxes in Florida make up the majority (greater than 50%) of the tax expense in this category
Cash taxes paid for the year ended December 31, 2025 was as follows:

Cash Taxes Paid	2025
Federal	$4,250
State
Florida	850
Other	196
Total	$5,296

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Deferred tax assets and liabilities at December 31, 2025 and December 31, 2024 were due to the following:

	2025	2024
Deferred tax assets:
Allowance for credit losses	$5,679	$4,106
Net operating loss carryforward	2,833	16
Deferred loan fees	—	288
Discount on loans sold	1,042	1,159
Unrealized loss on available for sale securities	651	1,032
Operating lease liabilities	3,323	3,684
Accrued bonuses	—	288
Fair value adjustments on HFI government guaranteed loans and HFS loans	1,631	311
Other	841	1,050
Total gross deferred tax assets	16,000	11,934
Deferred tax liabilities:
Fair value adjustments on HFI government guaranteed loans and HFS loans	—	—
Government guaranteed loan servicing rights	(3,152)	(4,197)
Deferred loan costs	(1,915)	(2,955)
Right-of-use operating lease assets	(3,634)	(4,015)
Depreciation	(761)	(1,068)
Total gross deferred tax liabilities	(9,462)	(12,235)
Net deferred tax asset (liabilities)	$6,538	$(301)
At December 31, 2025, the Company had $11,144 federal net operating loss carryforward and $10,608 of state net operating loss carryforward. At December 31, 2024, the Company had no federal net operating loss carryforward and $16 of state net operating loss carryforward. The Company expects to fully utilize the net operating losses.
The Company follows the guidance of ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2025, the Company had no uncertain tax positions that it believes should be recognized in the financial statements. The tax years still subject to examination by taxing authorities are years subsequent to 2021.
NOTE 15 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met capital adequacy requirements to which it was subject at December 31, 2025 and December 31, 2024.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. The Bank must maintain a “well capitalized” rating to access brokered deposits without FDIC waiver. An “adequately capitalized” rating requires an FDIC waiver to access brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2025, the Bank did meet all of its regulatory capital requirements to be well-capitalized.
In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and included a transition option that allows banking organizations to phase in, over a three year period, the day one adverse effects of adoption on their regulatory capital ratios (three year transition option). In connection with the adoption of ASC

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
326 on January 1, 2023, the Company recognized an after-tax cumulative effect reduction to retained earnings. The Company elected to adopt the three year transition option and the deferral has been applied in capital ratios presented below. Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2025:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$98,560	10.18%	$77,441	8.00%	$96,802	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$86,337	8.92%	$58,081	6.00%	$77,441	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$86,337	8.92%	$43,561	4.50%	$62,921	6.50%
Tier 1 Capital
(to Average Assets)	$86,337	6.52%	$52,983	4.00%	$66,229	5.00%
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2024:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$124,420	12.14%	$81,985	8.00%	$102,482	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$111,586	10.89%	$61,489	6.00%	$81,985	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$111,586	10.89%	$46,117	4.50%	$66,613	6.50%
Tier 1 Capital
(to Average Assets)	$111,586	8.82%	$50,579	4.00%	$63,224	5.00%
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
NOTE 16 – RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates during 2025 and 2024 were as follows:

	2025	2024
Balance at January 1	$9,260	$5,042
New loans	1,448	4,566
Repayments	(472)	(348)
Balance at December 31	$10,236	$9,260
Deposits from principal officers, directors, and their affiliates at December 31, 2025 and December 31, 2024 were $3,744 and $5,015, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The Company leases a portion of an office building from a related party of a Company Director. Rent payments related to these leases amounted to $670 and $692 for the year ended December 31, 2025 and December 31, 2024, respectively.
The Company entered into transactions during the normal course of business with an insurance agency that is a related party of two Company Directors. Payments to the insurance agency amounted to $444 and $374 for the year ended December 31, 2025 and December 31, 2024, respectively.
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
The contractual amounts of financial instruments with off-balance sheet risk at December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Unfunded loan commitments	$1,257	$21,174
Unused lines of credit	207,665	199,411
Standby letters of credit	1,161	276
All unused lines of credit at December 31, 2025 and December 31, 2024 were variable rate lines of credit and the majority of unfunded loan commitments at December 31, 2025 and December 31, 2024 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on peer historical usage. Loss rates for outstanding loans are applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At December 31, 2025 and December 31, 2024, ACL for off-balance sheet loan commitments totaled $671 and $516, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 18 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2025 and December 31, 2024:

	Year Ended December 31,
	2025	2024
Basic:
Income (loss) from continuing operations	$(22,937)	$12,672
Loss from discontinued operations	—	(69)
Net income (loss)	(22,937)	12,603
Less: Preferred stock dividend paid and earned	1,541	1,541
Net income available to (loss attributable to) common shareholders	$(24,478)	$11,062
Weighted average common shares outstanding	4,129,655	4,133,082

Basic earnings (loss) per common share:
Continuing operations	$(5.93)	$2.69
Discontinued operations	—	(0.01)
Total	$(5.93)	$2.68

Diluted:
Income (loss) from continuing operations	$(22,937)	$12,672
Loss from discontinued operations	—	(69)
Net income (loss)	(22,937)	12,603
Less: Preferred stock dividend paid and earned	1,541	1,541
Add: Series B preferred stock and preferred C stock dividends	—	966
Net income available to (loss attributable to) common shareholders	$(24,478)	$12,028
Weighted average common shares outstanding for basic earnings per common share	4,129,655	4,133,082
Add: Dilutive effects of conversion of Series B preferred stock and Preferred C to common stock	—	455,426
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—
Average shares and dilutive potential common shares	4,129,655	4,588,509

Diluted earnings (loss) per common share:
Continuing operations	$(5.93)	$2.64
Discontinued operations	—	(0.02)
Total	$(5.93)	$2.62
-
The following securities outstanding at December 31, 2025 and December 31, 2024 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of earnings (loss) per share are antidilutive:

	Year Ended December 31,
	2025	2024
Common stock options	362,551	365,680
Convertible Series B preferred stock	3,210	0
Convertible Series C preferred stock	6,446	0

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 19 - SEGMENT INFORMATION
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
Financial performance is measured monthly and the primary measures of performance are net interest income after provision for credit losses, return on average assets, and return on average common equity, and significant operating expenses detailed below, as compared to the budget when assessing the Company’s segment. The allocation of resources throughout the Company is based on consolidated profitability. The presentation of financial performance is consistent with amounts and financial statement line items shown in the Company’s consolidated balance sheets and consolidated statements of income. Additionally, the Company’s significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include interest on deposits and borrowings, professional fees, loan servicing and origination expenses, and compensation.
NOTE 20 – RESTRUCTURE CHARGES
On September 29, 2025, the Company signed a definitive agreement to sell a portion of the Company’s SBA 7(a) loan portfolio. In conjunction with the agreement, the Company planned to exit the SBA 7(a) lending business. The loan sale and exit of SBA 7(a) lending business was completed in the fourth quarter of 2025. The transaction resulted in restructure charges totaling $7,283, including $3,719 for employee compensation and benefits costs, $2,864 for recognition of asset impairment, $435 for the transaction deal cost, and $265 for miscellaneous charges. As of December 31, 2025, there were $443 of unpaid charges outstanding.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 21 – PARENT COMPANY ONLY FINANCIAL INFORMATION
Financial information of BayFirst Financial Corp. follows:

BALANCE SHEETS - PARENT COMPANY
	December 31,
	2025	2024
Assets:
Cash on deposit with subsidiary	$769	$479
Investment in subsidiary	93,436	117,669
Other assets	1,121	1,044
Total Assets	$95,326	$119,192
Liabilities:
Subordinated notes	$5,962	$5,956
Notes payable	1,593	1,934
Accrued interest payable	170	10
Accrued expenses and other liabilities	32	372
Total liabilities	7,757	8,272
Stockholders' equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding; aggregate liquidation preference of $6,683 and $6,395 at December 31, 2025 and December 31, 2024, respectively	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding; aggregate liquidation preference of $3,338 and $3,210 at December 31, 2025 and December 31, 2024, respectively	3,123	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 6,446 shares issued and outstanding; aggregate liquidation preference of $6,801 and $6,446 at December 31, 2025 and December 31, 2024, respectively	6,446	6,446
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,108,609 and 4,132,986 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	54,371	54,764
Accumulated other comprehensive loss, net	(1,960)	(2,956)
Unearned compensation	(335)	(752)
Retained earnings	19,763	44,134
Total stockholders' equity	87,569	110,920
Total liabilities and stockholders' equity	$95,326	$119,192

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

STATEMENTS OF INCOME (LOSS) - PARENT COMPANY
	For the Year Ended December 31,
	2025	2024
Income:
Dividend and interest income from bank subsidiary	$3,300	$3,775
Expense:
Interest expense	405	459
Other expenses	675	362
Total expense	1,080	821
Income before taxes and equity in earnings of subsidiary	2,220	2,954
Income tax benefits	(265)	(220)
Income before equity in earnings of subsidiary	2,485	3,174
Equity in undistributed earnings of subsidiary	(25,422)	9,429
Net income (loss)	$(22,937)	$12,603

STATEMENTS OF CASH FLOWS - PARENT COMPANY
	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$(22,937)	$12,603
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings from subsidiary	25,422	(9,429)
Amortization of debt issuance costs	6	7
Change in other assets	(77)	(133)
Change in other liabilities and accrued interest payable	(257)	(251)
Net cash provided by operating activities	2,157	2,797
Cash flows from financing activities:
Net increase of loans to bank subsidiary	—	17
Payments on notes payable	(341)	(455)
Proceeds from sale of common stock, net	50	(23)
Share buyback - redeemed stock	(335)	—
Unearned ESOP shares allocation	193	53
Dividends paid on common stock	(663)	(1,323)
Dividends paid on preferred stock	(771)	(1,541)
Net cash provided by (used in) financing activities	(1,867)	(3,272)
Net change in cash	290	(475)
Cash at beginning of year	479	954
Cash at end of year	$769	$479

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of December 31, 2025, the last day of the period covered by this Annual Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2025, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. No matter how well designed, internal control over financial reporting has inherent limitations, including the possibility that a control can be circumvented or overridden, and misstatements due to error or fraud may occur and not be detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management (with the participation of the Company’s CEO and CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
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
Item 9B. Other Information
In October 2024, the Company adopted an Insider Trading and Confidentiality Policy, designed to promote compliance with insider trading laws and Nasdaq listing standards. A copy of that policy is filed as Exhibit 19.1 to this Form 10-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III

Item 10. Directors, Executive Officers and Corporate Governance
The Board of Directors and Executive Officers
Set forth below is certain information concerning our directors and executive officers, effective as of December 31, 2025.

Name	Age	Position
Derek S. Berset	48	Director
Mark S. Berset	78	Director
Dennis R. DeLoach, III	51	Director
Alexander Harris	45	Director
Anthony N. Leo	65	Director, Special Advisor
Scott J. McKim	55	Executive Vice President and Chief Financial Officer
Robin L. Oliver	49	Director, President and Chief Operating Officer
Christos Politis, M.D.	49	Director
Anthony Saravanos	54	Director, Chairman of the Board
Bradly W. Spoor	47	Director
Sheryl WuDunn	66	Director
Thomas G. Zernick	63	Director, Chief Executive Officer
Barbara J. Zipperian	68	Director
Derek S. Berset is an owner of Comegys Insurance Agency, Inc., a family owned and operated retail insurance agency that has served the west coast of Florida for over 75 years. Mr. Berset is also the President of Franchise Alliance Network LLC, which provides franchises with accounting, insurance, bookkeeping and payroll services, and he serves as Vice President of SAN of Florida Inc., an insurance wholesaler to independent agencies within Florida. Mr. Berset is a graduate of Florida State University. He joined the Board in 2020 and is the son of BayFirst Director Mark S. Berset. We believe that Mr. Berset’s qualifications to serve on our Board include his management and financial experience.
Mark S. Berset has served since 1987 as the Chief Executive Officer of Comegys Insurance, a family owned insurance agency located in St. Petersburg, Florida. Mr. Berset is also the founder of Alpha Insurance Management, Satellite Agency Network of Tampa Bay, and Association Insurance Specialists. Mr. Berset also serves as a director of Heritage Insurance Holdings, Inc., a New York Stock Exchange listed company. He is a former director of United Insurance Holdings Corp., former board member of Innovaro, Inc., a past board member of North Star Bank Holding Company, Tampa, Florida, and past President and Board member of Bayfront Hospital Foundation in St. Petersburg, Florida. He received a bachelor’s degree in Business Economics from St. Ambrose University and an MBA from Georgia State University. Mr. Berset joined the Board in 2014 and is the father of BayFirst Director Derek S. Berset. We believe that Mr. Berset’s qualifications to serve on our Board include his executive leadership and management experience, prior bank and public company Board experience, and financial expertise gained from the successful operations of his own businesses.
Dennis R. “Rep” DeLoach, III is a partner at the law firm of DeLoach, Hofstra & Cavonis, P.A. in Seminole, Florida. Mr. DeLoach graduated from Mercer University in 1996 and Mercer University Law School in 1999. He is Board Certified by the Florida Bar in Elder Law. Mr. DeLoach is a frequent speaker on continuing legal education to other Florida attorneys. Mr. DeLoach joined the Board in 2020. We believe that Mr. DeLoach’s qualifications to serve on our Board include his legal experience.
Alexander Harris serves as Chief Executive Officer of the Arts Conservatory for Teens (“ACT”), a non-profit organization headquartered in St. Petersburg, Florida. He also currently serves as a Senior Executive Consultant and Creative Strategist for Three Oak Doors Enterprises, LLC, and he has previously served as a Lecturer, Creative Strategist, and Consultant for the University of South Florida. Dr. Harris received a Doctor of Education Degree from Nova Southeastern University with an emphasis in organizational leadership and curriculum development. He also received Masters Degrees in both Theological Studies and Social Work from Boston University, and he received a Bachelor of Arts Degree with a triple major in Human Services, Social Work, and Sociology from LaGrange College. Mr. Harris joined the Board in 2021. We believe that Mr. Harris’ qualifications to serve on our Board include his managerial experience as the Chief Executive Officer of ACT and his knowledge of the underserved portions of the communities we serve.

Anthony N. Leo served as the Chief Executive Officer and a director of BayFirst and the Bank from 2013 to 2024. Since retiring as Chief Executive Officer, Mr. Leo has served as special advisor to BayFirst. Mr. Leo also serves on the Board of Directors of Presidential Bank, FSB, in Bethesda, Maryland. Prior to joining BayFirst, Mr. Leo provided management consulting and regulatory advisory services to community banks throughout the state of Florida and served as the interim chief executive officer of three troubled banks between 2009 and 2013. Mr. Leo was the Managing Director and Executive Vice President of Community Banks, Inc. in Harrisburg, PA from 1993 to 2007. He previously served as Vice President and Corporate Counsel for FB&T of Hanover, Pennsylvania, and Vice President and Associate Counsel for the National Bank of Washington, D.C. Mr. Leo received a B.A. in Political Science from George Washington University and a JD from George Washington University Law School. He is a member of the Bar in the District of Columbia and State of Maryland. We believe that Mr. Leo’s qualifications to serve on our Board include his service as our Chief Executive Officer and previous banking and public company experience.
Scott J. McKim serves as Chief Financial Officer for BayFirst Financial Corp. and BayFirst National Bank. Prior to joining BayFirst National Bank in 2023, Mr. McKim served as Chief Strategy Officer and in additional leadership roles at multiple notable financial institutions over the course of his 30-year banking career. Mr. McKim holds a master’s in business administration degree from The Ohio State University and earned his BS in Accounting from Bowling Green University.
Robin L. Oliver became BayFirst’s President in January 2024 and Chief Operating Officer in February 2022. She has served as BayFirst and the Bank’s Executive Vice President since June 2018 and Chief Financial Officer from June 2018 to July 2023. From 2014 to 2018, Ms. Oliver served as Controller for Central Bank & Trust Company, Lexington, Kentucky. For the first 16 years of her career, she served multiple financial institution clients in public accounting as an auditor with Crowe LLP. Ms. Oliver is a Certified Public Accountant and received her BA in Accounting from the University of Kentucky.
Christos Politis, M.D. is a principal at Xenia Management, Inc., a firm specializing in real estate development and property management. Dr. Politis is a Board Certified Urologist and the founder and former President of St. Pete Urology. From 2016 to 2020, he served as the Chief Medical Officer for several hospitals in West Florida, including Memorial Hospital of Tampa, Tampa Community Hospital, and Largo Medical Center. Notably, he played a pivotal role in launching the heart transplant program at Largo Medical Center, significantly enhancing its medical services. At Xenia Management, Dr. Politis oversees and optimizes a diverse portfolio of real estate investments across the Southeastern United States. He holds a Bachelor's degree from the University of Florida, a medical degree from the University of South Florida College of Medicine, and a Master of Business Administration from the University of South Florida. Since joining the Board in 2014, Dr. Politis has leveraged his extensive experience in managing large medical institutions and real estate ventures to contribute significantly to the organization.
Anthony Saravanos is the Chairman of the Board of BayFirst. Since 2013, Mr. Saravanos has been the President of Greenleaf Capital, a division of the HCI Group, Inc. From 2005 to 2013, Mr. Saravanos was Vice President of The Boardwalk Company, a full-service commercial real estate company located in Palm Harbor, Florida. A licensed real estate broker, Mr. Saravanos is a Certified Commercial Investment Member (CCIM) and has over 22 years of experience in commercial property sales, leasing, and project and property management. He graduated from Ursinus College in Pennsylvania with a double major in Economics and Spanish in 1992 and Villanova University with an MBA in 1997. He is also a member of the Board of Directors of the HCI Group, Inc., a New York Stock Exchange traded company. Mr. Saravanos joined the Board in 2011. We believe that Mr. Saravanos’ qualifications to serve on our Board include his investment banking and real estate experience and his previous public company Board services.
Bradly W. Spoor is an accomplished executive with over two decades of experience in leading and growing businesses in the financial services and loan recovery sectors. Since 2015, Mr. Spoor has served as the Chief Executive Officer of Spoor Street Investments, LLC, where he directs the company’s strategic vision, operations, and investments across multiple industries and verticals. In addition to his role at Spoor Street Investments, Mr. Spoor has been the Principal of Pelican Bay Capital, LLC since 2010, where he applies his expertise in investment strategy, business management, and financial oversight. Prior to these roles, he was the Managing Partner and operator of P&B Capital Group, LLC from 2002 to 2013, a firm specializing in customer service and loan recovery. His entrepreneurial journey also includes his ownership of SKW Capital, LLC, a Distressed Receivables business, from 2006 to 2011, where he played a pivotal role in business development and operational success. Mr. Spoor holds certifications from several prominent industry organizations, including Receivables Mgmt Association International, Credit & Collections Professionals, and ACA International LLC. He has earned a reputation for excellence and expertise within these associations. His deep understanding of the financial services industry, combined with his extensive experience in business management, positions him as a valuable asset to the board, which he joined in 2016. His qualifications to serve on the board are further supported by his comprehensive background in loan recovery, business operations, and strategic leadership within the financial sector.
Sheryl WuDunn has served since 2013 as co-founder at FullSky Partners, a consulting firm focusing on double-bottom line ventures, where she specializes in advising socially-driven growth companies in the technology and healthcare industries. In addition, Ms. WuDunn is a FINRA-registered banker at New York-based Private Patriot, Inc., which focuses on middle market companies in a variety of industries. She co-owns Kristof Farms, producing top-rated wines and ciders across the country. She is also the first Asian-American reporter to win a Pulitzer Prize for her work at the New York Times where she also served executive management roles from 2000 to 2006. Ms. WuDunn has also co-authored five books examining important social and economic challenges affecting women, girls and the underprivileged around the world, including Tightrope: Americans Reaching for Hope, a New York Times best seller which focuses on the challenges of the working class in the United States. Ms. WuDunn joined the Board in 2022. We believe Ms. WuDunn’s leadership, senior-level banking, and technology investment experience qualifies her to serve on our Board.
Thomas G. Zernick is BayFirst’s Chief Executive Officer. Mr. Zernick joined BayFirst in 2016 as President of CreditBench and served as President of BayFirst and the Bank from February 2022 until the end of 2023. Prior to joining BayFirst, Mr. Zernick served as Florida Market President for Stearns Bank. Mr. Zernick also served as SBA Product Manager for HomeBanc in Tampa. Mr. Zernick also served as a Community Bank President and SBA President for Republic Bank in Michigan. He received his Bachelor in Business Administration from the University of Notre Dame. Mr. Zernick joined the Board in 2023. We believe his experience with the Bank and in the banking industry qualify him to serve on the Board.
Barbara J. Zipperian is a CPA and retired Chief Financial Officer with 38 years of banking experience. She most recently served as Director, Executive Vice President, and Chief Financial Officer of Tennessee Bank & Trust. She has previously been employed as Chief Financial Officer for Avenue Financial Holdings, Inc. (AVNU) and Avenue Bank and Regional Financial Officer for Regions Bank. Ms. Zipperian received her Bachelor of Science Degree in Accounting from Ball State University. She joined the Board in 2021. We believe that Ms. Zipperian’s qualifications to serve on our Board include her experience as a CPA and as the Chief Financial Officer of banking institutions.
Board Committees
The Company’s Board is divided into five committees. The following table discloses the membership and Chair of each committee as of December 31, 2025.

	Audit and Risk Management	Compensation	Corporate Social Responsibility	Executive	Nominating
Derek S. Berset		Member
Mark S. Berset				Chair	Member
Dennis R. DeLoach, III	Member	Chair
Alexander Harris			Member
Anthony N. Leo			Member	Member
Robin L. Oliver
Christos Politis, M.D.			Chair	Member
Anthony Saravanos		Member		Member	Member
Bradly W. Spoor	Member			Member
Sheryl WuDunn	Member		Member
Thomas G. Zernick				Member
Barbara J. Zipperian	Chair		Member
Audit and Risk Management Committee. The Audit and Risk Management Committee assists our Board in performing its oversight responsibilities as they relate to the Company’s accounting and financial reporting practices and audits of the financial statements, internal controls, and legal and regulatory compliance, including, among other things:
•the quality and integrity of the Company’s financial statements;

•the Company’s compliance with applicable laws and regulations;
•the review of the independent auditors’ qualifications and independence;
•the performance of the Company’s internal audit function and the Company’s independent auditors; and
•the application of the Company’s Code of Ethics as established by management and the Board.
Our Audit and Risk Management Committee has adopted a written charter, which sets forth the committee’s duties and responsibilities. The Audit Committee Charter is available in the Investor Relations section of our website at www.bayfirstfinancial.com.
Our Board has evaluated the independence of each of the members of our Audit and Risk Management Committee and has affirmatively determined that: (i) each of the members of our Audit and Risk Management Committee is an independent director under Nasdaq rules; (ii) each of the members satisfies the additional independence standards under applicable SEC rules for audit committee service; and (iii) each of the members has the ability to read and understand fundamental financial statements. In addition, our Board has determined that Ms. Zipperian has the financial sophistication required by Nasdaq rules due to her experience and background, specifically her prior service as a Chief Financial Officer of other banks, and that she qualifies as a “audit committee financial expert” under the rules and regulations of the SEC.
Compensation Committee. Our Board has evaluated the independence of each of the members of our Compensation Committee and has affirmatively determined that each of its members meets the definition of an independent director under Nasdaq rules. Our Board has also determined that each of the members of the Compensation Committee qualifies as a “nonemployee director” within the meaning of applicable SEC rules. The Compensation Committee assists our Board in its oversight of our overall compensation structure, policies and programs and assessing whether such structure meets our corporate objectives. The Compensation Committee also reviews and oversees the compensation determinations of our named executive officers, as well as the administration of our compensation and benefit plans.
Our Compensation Committee has adopted a written charter, which sets forth the committee’s duties and responsibilities. The Charter of the Compensation Committee is available in the Investor Relations section of our website at www.bayfirstfinancial.com.
Corporate Social Responsibility Committee. Our Corporate Social Responsibility Committee is responsible for overseeing the Company’s development and implementation of business practices intended to promote the Company’s commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability, and other public policy matters relevant to the Company.
Executive Committee. Our Executive Committee meets only on an ad hoc basis to address matters that may require immediate or in depth attention which the full Board is unable to provide at such time.
Nominating Committee. Our Board has evaluated the independence of each of the members of our Nominating Committee and has affirmatively determined that each of its members meets the definition of an independent director under Nasdaq rules.
The Nominating Committee assists our Board in its oversight of identifying and recommending persons to be nominated for election as directors and to fill any vacancies on the Boards of the Company and the Bank, monitoring the composition and functioning of the standing committees of the Board, and developing, reviewing, and monitoring the corporate governance policies and practices of the Company.
In carrying out its functions, the Nominating Committee develops, and recommends to the Board for its approval, qualification criteria for all potential nominees for election, including incumbent directors, Board nominees, and shareholder nominees to be included in the Company’s future proxy statements. The Nominating Committee also evaluates potential nominees for our Board to determine if they have any conflicts of interest that may interfere with their ability to serve as effective Board members and to determine whether they are independent in accordance with applicable SEC and Nasdaq rules (to ensure that, at all times, at least a majority of our directors are independent). Although we do not have a separate diversity policy, the Nominating Committee may consider the diversity of the Company’s directors and nominees in terms of knowledge, experience, skills, expertise, and other factors that may contribute to the effectiveness of our Board.
Our Nominating Committee has adopted a written charter, which sets forth the committee’s duties and responsibilities. This charter is available in the Investor Relations section of our website at www.bayfirstfinancial.com.

Item 11. Executive Compensation
The Compensation Committee determines the level of base salary and any incentive bonus for the Chief Executive Officer and other executive officers of BayFirst and the Bank. To accomplish this, in 2021, the Compensation Committee retained Pearl Meyer & Partners, LLC (“PM”) to provide independent compensation consulting services. PM periodically attended Compensation Committee meetings, including executive sessions, and provided information and advice independent of management. PM also performed a peer analysis for the Company. The Compensation Committee assessed the independence of PM pursuant to the Nasdaq Listing Rules and the Compensation Committee has concluded that PM’s work for the Compensation Committee had not raised any conflict of interest.
Mr. Zernick participates in each meeting of the Compensation Committee. He is directly involved in discussions regarding the other executive officers’ compensation by making recommendations based upon their experience and coworking interactions with the other executives. When determining compensation for Mr. Zernick and considering his recommendations for the other executive officers, the Compensation Committee convenes executive sessions excluding Mr. Zernick.
In addition to the peer group analysis, actual salary changes and discretionary bonus awards are based upon the Compensation Committee’s evaluation of an individual’s performance and duties and responsibilities, the performance of BayFirst and the Bank, and other relevant factors, as determined solely by the Compensation Committee.
Elements of Our Compensation Program
The primary elements of our compensation program are a combination of an annual base salary, discretionary annual bonus awards, and equity incentives.
Annual Incentive Plan
The Bank has adopted an Annual Incentive Plan (the “AIP”) providing for short-term cash bonuses and long-term compensation in the form of stock options or restricted stock. The AIP was established by the Compensation Committee in consultation with PM. Annual cash bonuses are determined by a set of objective and subjective criteria established by the Compensation Committee. Under the AIP, Mr. Zernick may receive up to 100% of his base salary, Ms. Oliver may receive up to 70% of her base salary, and Mr. McKim may receive up to 50% of his base salary, if he or she meets each of the established objectives. Stock options or restricted stock may be granted at the Compensation Committee’s discretion based on its assessment of the respective executive’s performance. Any equity component of such a plan will be granted pursuant to the 2017 Equity Incentive Plan.
2017 Equity Incentive Plan
In 2018, the Board amended, and BayFirst’s shareholders approved, the BayFirst Financial Corp. Amended and Restated 2017 Equity Incentive Plan (the “EIP”), which provides for the grant of stock options, restricted stock awards, restricted stock unit awards, and other equity awards to officers, employees, directors, advisors, and consultants. The plan had a Board approved amendment in 2022 which established the fair market value of the grants based on the stock price as of the grant date. The number of shares reserved and available for issuance under the EIP is 15% of the total number of shares of common stock issued and outstanding from time to time, not to exceed 1,500,000 shares.
Our Board is in the process of developing an Equity Grant Timing Policy to establish and apply a consistent framework for granting equity awards under the EIP. The Board anticipates that this policy will require that equity awards be granted only: (i) during open trading windows under the Company’s insider trading policy; and (ii) when the Company is not in possession of material nonpublic information. This is intended to avoid the risk that the Company is “spring-loading” grants to provide for immediate appreciation in the value of an award, or the appearance of spring-loading.
During February 2025, four days following the issuance of the Company’s year-end earnings press release, the Company made grants under the EIP. This is consistent with the timing of previous year’s grants and consistent with the Compensation Committee’s objective to base such grants on the Company’s full year performance. The Company does refrain from making grants when it is in possession of material nonpublic information and does not time disclosure of such information for the purpose of affecting the value of executive compensation.
Other Compensation and Benefits

The Company offers other benefits, including medical, dental, life insurance, 401(k) plan, employee stock ownership plan, and non-qualified stock purchase plan. The Company terminated the Employee Stock Ownership Plan as of September 30, 2025.

Summary Compensation Table
The following table sets forth the compensation paid to Mr. Zernick, Ms. Oliver and Mr. McKim for 2025, 2024, and 2023.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Thomas G. Zernick	2025	$358,827	$—	$47,790	$—	$—	$—	$21,468	$428,085
CEO	2024	345,026	123,338	35,100	—	—	—	29,909	533,374
	2023	320,026	188,800	73,200	—	—	—	30,316	612,342
Robin L. Oliver	2025	$322,408	$—	$35,843	$—	$—	$—	$36,536	$394,787
President and COO	2024	310,008	77,578	26,325	—	—	—	37,320	451,231
	2023	280,008	83,107	73,200	—	—	—	36,990	473,305
Scott J. McKim	2025	$291,200	$—	$23,895	$—	$—	$—	$31,290	$346,385
EVP and CFO	2024	280,000	29,476	14,625	—	—	—	19,869	343,970
	2023	120,930	29,476	—	—	—	—	10,617	161,023
(1) All Other Compensation includes:

Name and Principal Position	Year	401(k) Plan Contributions	ESOP Contributions	Medical, Dental, and Vision Benefits	Life Insurance Premiums
Thomas G. Zernick	2025	$10,500	$—	$10,354	$614
CEO	2024	10,350	1,184	17,847	528
	2023	9,900	2,174	17,714	528
Robin L. Oliver	2025	$10,500	$—	$25,422	$614
President and	2024	10,350	1,184	25,258	528
COO	2023	9,385	2,036	25,041	528
Scott J. McKim	2025	$10,500	$—	$20,176	$614
EVP and CFO	2024	9,284	1,062	8,994	528
	2023	2,063	—	8,334	220
In 2026, Mr. Zernick is receiving a $358,827 base salary, Ms. Oliver is receiving a $322,408 base salary, and Mr. McKim is receiving a $291,200 base salary.

Outstanding Equity Awards
The following table provides information regarding stock options and unvested restricted stock held by each of our named executive officers as of December 31, 2025 (giving effect to the three-for-two stock split effective on May 10, 2021).

		Option Awards				Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested
Thomas G. Zernick	06/12/18	8,100	—	$17.33	6/12/2028	—	—
	03/15/19	6,000	—	$14.67	3/15/2029	—	—
	01/15/20	5,625	—	$15.67	1/15/2030	—	—
	01/14/21	5,625	—	$14.67	1/14/2031	—	—
	02/03/25					3,000	47,790
Robin L. Oliver	06/12/18	1,875	—	$17.33	6/12/2028	—	—
	03/15/19	2,250	—	$14.67	3/15/2029	—	—
	01/15/20	5,625	—	$15.67	1/15/2030	—	—
	01/14/21	4,500	1,125	$14.67	1/14/2031	—	—
	01/27/22	—	—	$—	—	800	17,160
	01/26/23	—	—	$—	—	2,400	43,920
	01/23/24	—	—	$—	—	1,800	21,060
	02/03/25	—	—			2,250	35,843
Scott J. McKim	01/23/24	—	—	$—	—	1,000	11,700
	02/03/25					1,500	23,895
Director Compensation
In July 2025, the Board suspended the payments of all Board fees. Prior to that, in 2025, BayFirst directors received cash fees of $1,500 per Board meeting. Bank directors received cash fees of $1,500 per separate Bank Board meeting.
We also paid annual retainers to the Chairs of the: (i) Board and the Bank Board ($22,500); (ii) Audit and Risk Management Committee ($10,000); (iii) Nominating Committee ($10,000); (iii) Bank Asset Liability Committee ($7,500); (iv) Compensation Committee ($10,000); and (v) Corporate Social Responsibility Committee ($5,000).
In addition, we paid our directors fees of: (i) $500 per Bank Directors Credit and Loan Committee meeting, Audit and Risk Management Committee meeting, Compensation Committee meeting, and Corporate Social Responsibility Committee Meeting; (ii) $500 per Bank Asset Liability Committee meeting and (iii) $500 per Bank Compliance Committee meeting.

The following table sets forth the cash compensation and stock option compensation earned as Company and Bank directors during 2025 by each of our directors other than Mr. Zernick and Ms. Oliver, whose compensation is described in the above “Summary Compensation Table.”

Name	Cash Fees Earned	Stock Awards	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Derek S. Berset	$26,000	$6,840	$—	$—	$32,840
Mark S. Berset	24,500	6,840	—	—	31,340
Dennis R. DeLoach, III	26,000	6,840	—	—	32,840
Alexander Harris	23,500	6,840	—	—	30,340
Anthony N. Leo (1)	162,500	9,500	25,000	23,712	220,712
Christos Politis, M.D.	33,250	6,840	—	—	40,090
Anthony Saravanos	50,500	9,500	—	—	60,000
Bradly W. Spoor	30,250	6,840	—	—	37,090
Sheryl WuDunn	23,500	6,840	—	—	30,340
Barbara J. Zipperian	37,000	6,840	—	—	43,840
(1) Mr. Leo’s compensation earned as an employee of the Company includes Cash Fees Earned of $120,000 and All Other Compensation of $23,660. The Nonqualified Deferred Compensation Earnings represents the amount paid under Mr. Leo’s Salary Continuation Agreement.

(2) All Other Compensation includes:

Name	401(k) Plan Contributions	ESOP Contributions	Medical, Dental, and Vision Benefits	Life Insurance Premiums
Anthony N. Leo	$4,173	$—	$19,169	$369

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under the equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2025. The Company does not have any outstanding warrants. Additional information regarding stock incentive plans is presented in Note 12 to the consolidated financial statements included pursuant to Item 8 to this Form 10-K.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	359,233	$15.68	57,394
Equity compensation plans not approved by security holders	—	—	—
Total	359,233	$15.68	57,394
Security Ownership of Certain Beneficial Owners and Management
The percentage and number of shares beneficially owned by BayFirst’s directors and director nominees and named executive officers, as well as all director and director nominees and executive officers as a group, as of March 16, 2026 is shown in the table below.

Director and Director Nominees	Number of Shares(1)	Right to Acquire(2)	Percent of Beneficial Ownership(3)
Derek S. Berset	70,332	16,950	2.12%
Mark S. Berset	286,421	16,950	7.35%
Dennis R. DeLoach, III	35,839	11,550	1.15%
Alexander Harris	6,756	3,750	0.26%
Anthony N. Leo	36,963	62,750	2.39%
Robin L. Oliver	12,046	15,375	0.67%
Christos Politis, M.D.	43,711	16,950	1.47%
Anthony Saravanos	57,160	23,700	1.96%
Bradly W. Spoor	24,981	16,950	1.02%
Sheryl WuDunn	6,336	0	0.15%
Thomas G. Zernick	5,084	25,350	0.74%
Barbara J. Zipperian	20,236	3,750	0.58%
Named Executive Officer:
Scott J. McKim	3,233	0	0.08%
All Director and Director Nominees and Named Executive Officers as a Group (13 people)	609,099	214,025	19.04%
(1)    Includes shares for which the named person:
•has sole voting and investment power;
•has shared voting and investment power with a spouse, or
•holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.
(2)    Shares covered by stock options or warrants that are exercisable within sixty (60) days of March 16, 2026.
(3)    Based on 4,108,072 common shares outstanding and, for each individual, shares that such individual has the right to acquire within sixty (60) days of March 16, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain of our directors, executive officers, and their immediate family members are also customers of the Bank. We anticipate that these individuals will continue to be customers in the future. All transactions between us and our directors, executive officers, and their immediate family members, and any principal shareholders, have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-affiliated persons. In the opinion of management, these transactions did not involve more than the normal risk of collectability or present other unfavorable features.
Loans made to directors, executive officers, and their immediate families require the approval of a majority of the disinterested directors reviewing the loan. As of December 31, 2025, loans to directors, executive officers, and their immediate family members represented approximately $10.2 million, or 1.06% of the total loan portfolio, all of which are current and according to their terms.
BayFirst’s corporate offices and the Bank’s main office are located at the BayFirst Executive Center, 700 Central Avenue, St. Petersburg, Florida 33701. We lease the office and branch space at this location from The Arc Group, Inc. of which Director Christos Politis’ father and siblings are officers, directors, and/or equity owners. In 2025, we paid this company $670,283, of which Dr. Politis’ family members’ beneficial interest is $221,193.
Mark S. Berset and Derek S. Berset, directors of BayFirst, and members of their immediate family, are also the only equity owners of Comegys Insurance Agency. In 2025, the Company made payments to Comegys Insurance Agency in the amount of $443,539 for the purchase of insurance policies for the Company, of which their and their immediate family’s beneficial interest is $439,104. Such amounts are less than 5% of the gross revenues of Comegys Insurance Agency in 2025.
Our Insider Transactions Policy provides that a majority of disinterested directors must approve all major transactions between the Bank and related parties. Major transactions are defined as having a value, that when aggregated with the value of all other insider transactions involving the same insider, exceeding the lesser of $500,000 or 2.5% of the Bank's Tier 1 capital. In addition, all insider transactions must be intended for the benefit of the Bank and not as an accommodation for the insider. Furthermore, such transactions must be made on terms and under circumstances that are substantially the same, or at least as favorable, as those prevailing at the time for unaffiliated third parties.
Item 14. Principal Accounting Fees and Services
The Independent Registered Public Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) (“Forvis Mazars”) located in Tampa, Florida. The following table includes the audit and non-audit fees billed to the Company by Forvis Mazars for the fiscal years ended December 31, 2025 and December 31, 2024 for the purposes of considering whether such fees are compatible with maintaining the auditor’s independence, and concluded that such fees did not impair Forvis Mazars’ independence. The policy of the Audit and Risk Management Committee is to pre-approve all audit and non-audit services performed by Forvis Mazars before the services are performed, including all of the services described below. The Audit and Risk Management Committee has pre-approved all of the services provided by Forvis Mazars in accordance with the policies and procedures described above.

	For the Years Ended December 31,
	2025	2024
Audit fees(1)	$496,000	$378,440
Audit-related fees(2)	54,000	37,000
Tax fees(3)	—	650
Total fees	$550,000	$416,090
(1) Audit fees pertain to professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K, reviews of interim financial statements that were included in various registration statements during 2025 and 2024, services that are typically provided in connection with statutory and regulatory filings or engagements for those years, the issuance of consent letters for relevant SEC filings, and the filing of our Registration Statements on Form S-1 and Form S-8.
(2) Audit-related fees consist of only employee benefit plan audits.
(3) Tax compliance fees consist only of federal and state tax return filing fees and other tax related issues.

Part IV
ITEM 15. EXHIBITS
(a)Exhibits.

Exhibit Number	Exhibit Name
*3.1	Amended and Restated Articles of Incorporation
*3.2	Bylaws
*3.3	Amendment to Bylaws, dated August 22, 2019
*3.4	Amendment to Articles of Incorporation, dated September 7, 2023
*4.1	Form of common stock certificate
*4.2	Form of Series A Preferred Stock certificate
*4.3	Form of Series B Convertible Preferred Stock certificate
*4.4	Form of Series C Cumulative Convertible Preferred Stock certificate
*10.1	Amended and Restated 2017 Equity Incentive Plan
*10.2	Form of Stock Option Agreement under Amended and Restated 2017 Equity Incentive Plan
*10.3	Form of Restricted Stock Award Grant Notice under Amended and Restated 2017 Equity Incentive Plan
*10.4	Form of Restricted Stock Unit Award Grant Notice under Amended and Restated 2017 Equity Incentive Plan
*10.5	Amended and Restated Dividend Reinvestment and Stock Purchase Plan
*10.6	2015 Non-Qualified Employee Stock Purchase Plan Amended and Restated, dated January 25, 2022
*10.7	First Amendment to 2015 Non-Qualified Employee Stock Purchase Plan
*10.8	Business Loan Agreement with First National Bankers Bank, dated March 10, 2021
*10.9	Form of 4.5% Fixed-to-Floating Subordinated Note Due 2021 issued on June 30, 2021
*10.10	Employment Agreement with Thomas G. Zernick, dated October 20, 2021
*10.11	Employment Agreement with Robin L. Oliver, dated October 20, 2021
*10.12	Employment Agreement with Scott J. McKim, dated July 24, 2023
*10.13	Form of Master Lease by and between BayFirst National Bank and Mountainseed Real Estate Services, LLC
*10.14	Amendment to 4.5% Fixed to Floating Subordinated Notes Due June 30, 2031
*10.15	Change in Terms Agreement for FNBB Term Loan
*14.1	Code of Ethics
*19.0	Insider Trading and Confidentiality Policy
*21.1	Subsidiaries of Registrant
23.1	Consent of Forvis Mazars, LLP
31.1	Principal Executive Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
31.2	Principal Financial Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
*97	Executive Incentive Compensation Clawback Policy
101
Financial information from the Company’s Annual Report on Form 10-K for the year ended
December 31, 2025, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements – filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
•Incorporated by reference

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYFIRST FINANCIAL CORP.

Date:	March 27, 2026

By:	/s/ Thomas G. Zernick
Thomas G. Zernick
Chief Executive Officer (Principal Executive Officer)

Date:	March 27, 2026

By:	/s/ Scott J. McKim
Scott J. McKim
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Derek S. Berset Derek S. Berset	Director	3/27/2026
/s/ Mark S. Berset Mark S. Berset	Director	3/27/2026
/s/ Dennis R. DeLoach, III Dennis R. DeLoach, III	Director	3/27/2026
/s/ Alexander Harris Alexander Harris	Director	3/27/2026
/s/ Anthony N. Leo Anthony N. Leo	Director	3/27/2026
/s/ Scott J. McKim Scott J. McKim	Chief Financial Officer (Principal Financial And Accounting Officer)	3/27/2026
/s/ Robin L. Oliver Robin L. Oliver	Director	3/27/2026
/s/ Christos Politis, M.D. Christos Politis, M.D.	Director	3/27/2026
/s/ Anthony Saravanos Anthony Saravanos	Director	3/27/2026
/s/ Bradly W. Spoor Bradly W. Spoor	Director	3/27/2026
/s/ Sheryl WuDunn Sheryl WuDunn	Director	3/27/2026
/s/ Thomas G. Zernick Thomas G. Zernick	Chief Executive Officer and Director (Principal Executive Officer)	3/27/2026
/s/ Barbara Zipperian Barbara Zipperian	Director	3/27/2026