Form 10-Q
period 2026-03-31
BayFirst Financial Corp.
filed 2026-05-12
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 4,108,072 shares of common stock as of May 5, 2026.

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

BAYFIRST FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Part I - Financial Information
Item 1. Financial Statements

	March 31, 2026	December 31, 2025	(1)
ASSETS
Cash and due from banks	$6,848	$5,123
Interest-bearing deposits in banks	127,617	201,859
Cash and cash equivalents	134,465	206,982
Investment securities available for sale, at fair value (amortized cost: $31,268 and $31,974 at March 31, 2026 and December 31, 2025, respectively)	28,531	29,363
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $9 and $7 (fair value: $2,378 and $2,384 at March 31, 2026 and December 31, 2025, respectively)	2,491	2,493
Nonmarketable equity securities	4,662	4,656
Government guaranteed loans HFI, at fair value	51,807	54,076
Loans HFI, at amortized cost	878,619	909,818
Allowance for credit losses on loans	(20,632)	(21,996)
Net loans HFI, at amortized cost	857,987	887,822
Accrued interest receivable	7,683	8,421
Premises and equipment, net	30,690	31,188
Loan servicing rights	11,334	12,580
Deferred income tax asset	8,489	6,538
Right-of-use operating lease assets	14,171	14,504
Bank owned life insurance	27,457	27,264
Other real estate owned	400	400
Other assets	15,743	13,971
Total assets	$1,195,910	$1,300,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposit accounts	$111,476	$95,731
Interest-bearing transaction accounts	153,860	231,227
Savings and money market deposit accounts	432,781	454,639
Time deposits	387,752	402,341
Total deposits	1,085,869	1,183,938
Subordinated notes	6,099	5,962
Notes payable	1,479	1,593
Accrued interest payable	958	1,133
Operating lease liabilities	13,003	13,264
Accrued expenses and other liabilities	6,635	6,799
Total liabilities	1,114,043	1,212,689

BAYFIRST FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS CONTINUED
(Dollars in thousands, except per share data)

	March 31, 2026	December 31, 2025	(1)
Shareholders’ equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at March 31, 2026 and December 31, 2025; aggregate liquidation preference of $6,827 at March 31, 2026 and $6,683 at December 31, 2025	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at March 31, 2026 and December 31, 2025; aggregate liquidation preference of $3,402 at March 31, 2026 and $3,338 at December 31, 2025	3,123	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 6,446 shares issued and outstanding at March 31, 2026 and December 31, 2025; aggregate liquidation preference of $6,978 at March 31, 2026 and $6,801 at December 31, 2025	6,446	6,446
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,108,072 and 4,108,609 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	54,390	54,371
Accumulated other comprehensive loss, net	(2,054)	(1,960)
Unearned compensation	(282)	(335)
Retained earnings	14,083	19,763
Total shareholders’ equity	81,867	87,569
Total liabilities and shareholders’ equity	$1,195,910	$1,300,258

(1) Derived from audited consolidated financial statements

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Interest income:
Loans, including fees	$15,930	$19,751
Interest-bearing deposits in banks and other	1,509	934
Total interest income	17,439	20,685
Interest expense:
Deposits	7,893	9,431
Borrowings	97	255
Total interest expense	7,990	9,686
Net interest income	9,449	10,999
Provision for credit losses	3,078	4,400
Net interest income after provision for credit losses	6,371	6,599
Noninterest income:
Loan servicing income, net	770	736
Gain (loss) on sale of government guaranteed loans, net	(97)	7,327
Service charges and fees	490	449
Government guaranteed loans fair value loss, net	(533)	(755)
Government guaranteed loan packaging fees	—	716
Gain on sale of premises and equipment	13	—
Other noninterest income	241	278
Total noninterest income	884	8,751
Noninterest expense:
Salaries and benefits	5,069	7,998
Bonus, commissions, and incentives	290	71
Occupancy and equipment	1,368	1,634
Data processing	1,489	2,045
Marketing and business development	123	487
Professional services	1,164	732
Loan servicing and origination expense	3,836	1,035
Employee recruiting and development	202	617
Regulatory assessments	578	339
Other noninterest expense	767	855
Total noninterest expense	14,886	15,813
Loss before income taxes	(7,631)	(463)
Income tax benefit	(1,951)	(128)
Net loss	(5,680)	(335)
Preferred stock dividends	385	385
Net loss attributable to common shareholders	$(6,065)	$(720)
Basic loss per common share	$(1.48)	$(0.17)
Diluted loss per common share	$(1.48)	$(0.17)
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(5,680)	$(335)
Net unrealized gains (losses) on investment securities available for sale	(126)	799
Deferred income tax expense (benefit)	32	(221)
Other comprehensive income (loss), net	(94)	578
Comprehensive income (loss)	$(5,774)	$243
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2025	$6,161	$3,123	$6,446	$54,012	$(2,956)	$44,134	$110,920
Net income	—	—	—	—	—	(335)	(335)
Repurchase of common stock	—	—	—	(335)	—	—	(335)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	(31)	—	—	(31)
Stock option expense	—	—	—	5	—	—	5
Other comprehensive income, net	—	—	—	—	578	—	578
Dividends declared on:
Preferred stock	—	—	—	—	—	(385)	(385)
Common stock ($0.08 per share)	—	—	—	—	—	(332)	(332)
Balance at March 31, 2025	$6,161	$3,123	$6,446	$53,651	$(2,378)	$43,082	$110,085

Balance at January 1, 2026	$6,161	$3,123	$6,446	$54,036	$(1,960)	$19,763	$87,569
Net loss	—	—	—	—	—	(5,680)	(5,680)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	18	—	—	18
Restricted stock expense, net of tax impact	—	—	—	53	—	—	53
Stock option expense	—	—	—	1	—	—	1
Other comprehensive loss, net	—	—	—	—	(94)	—	(94)
Balance at March 31, 2026	$6,161	$3,123	$6,446	$54,108	$(2,054)	$14,083	$81,867

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,680)	$(335)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of fixed assets	518	553
Net securities premium amortization	2	19
Amortization of debt issuance costs	2	1
Amortization of premium on loans purchased, net	161	322
Provision for credit losses	3,078	4,400
Accretion of discount on unguaranteed loans	(804)	(882)
Deferred tax benefit	(7,221)	(189)
Proceeds from sales of government guaranteed loans held for sale	665	76,557
Net (gains) losses on sales of government guaranteed loans	97	(7,327)
Change in fair value of government guaranteed loans HFI, at fair value	533	755
Amortization of loan servicing rights	1,246	1,726
Gain on sale of premises and equipment	(13)	—
Non-qualified stock purchase plan expense	—	5
Stock based compensation expense	54	(26)
Income from bank owned life insurance	(193)	(183)
Impairment of equipment and software	1,249	—
Capitalization of subordinated debt interest	135	—
Changes in:
Accrued interest receivable	738	2
Other assets	2,874	(359)
Accrued interest payable	(175)	17
Other liabilities	(472)	(892)
Net cash provided by (used in) operating activities	(3,206)	74,164
Cash flows from investing activities:
Purchase of investment securities available for sale	—	(2,480)
Principal payments on investment securities available for sale	704	733
Call of investment securities held to maturity	—	2,500
Net purchase of nonmarketable equity securities	(6)	(954)
Purchase of time deposits in banks	—	(5)
Maturity of time deposits in banks	—	250
Loan originations/(payments), net	28,104	(92,636)

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Purchase of premises and equipment	(7)	(73)
Loss on repossessed assets	59	—
Net cash provided by (used in) investing activities	28,854	(92,665)
Cash flows from financing activities:
Net change in deposits	(98,069)	(14,962)
Net decrease in short-term borrowings	—	20,000
Payments on notes payable	(114)	(114)
Proceeds from issuance of common stock for benefit plans, net	18	(5)
Common share buyback - redeemed stock	—	(335)
Dividends paid on common stock	—	(332)
Dividends paid on preferred stock	—	(385)
Net cash provided by (used in) financing activities	(98,165)	3,867
Net change in cash and cash equivalents	(72,517)	(14,634)
Cash and cash equivalents, beginning of period	206,982	77,788
Cash and cash equivalents, end of period	$134,465	$63,154
Supplemental cash flow information
Interest paid	$8,165	$9,669
Income taxes paid	3	—
Supplemental noncash disclosures
Net change in unrealized holding gains (losses) on investment securities available for sale, net of tax effect	(94)	578
Transfer of government guaranteed loans HFI to loans HFS	762	70,882
Transfer of loans HFI to repossessed assets	319	—

See accompanying notes.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include BayFirst Financial Corp. and its wholly owned subsidiary, BayFirst National Bank (“the Bank”), together referred to as “the Company”.
These unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles followed within the financial services industry for interim financial information and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements of BayFirst Financial Corp. for that date.
All of the Company’s financial results are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by branch location or department, the Company evaluates financial performance on a Company-wide basis. Accordingly, the Company currently operates one business segment.
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
Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2025 in the Company’s Annual Report filed on Form 10-K. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
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
Contingencies: Due to the nature of their activities, the Company is at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2026. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
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
NOTE 2 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale and investment securities held to maturity at March 31, 2026 and December 31, 2025 as well as the ACL for investment securities held to maturity at March 31, 2026 and December 31, 2025 are summarized as follows:

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$2,720	$5	$(1)	$2,724
Mortgage-backed securities:
U.S. Government-sponsored enterprises	5,149	38	(427)	4,760
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	19,554	6	(2,378)	17,182
Corporate bonds	3,845	20	—	3,865
Total investment securities available for sale	$31,268	$69	$(2,806)	$28,531

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Corporate bonds	$2,500	$—	$(122)	$2,378	$9
Total investment securities held to maturity	$2,500	$—	$(122)	$2,378	$9

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$2,827	$4	$(9)	$2,822
Mortgage-backed securities:
U.S. Government-sponsored enterprises	5,264	55	(420)	4,899
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	20,040	27	(2,299)	17,768
Corporate bonds	3,843	31	—	3,874
Total investment securities available for sale	$31,974	$117	$(2,728)	$29,363

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Corporate bonds	$2,500	$—	$(116)	$2,384	$7
Total investment securities held to maturity	$2,500	$—	$(116)	$2,384	$7
`
The amortized cost and fair value of investment securities as of March 31, 2026 are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One to five years	$3,846	$3,866	$1,500	$1,493
Five to ten years	—	—	1,000	885
Beyond ten years	27,422	24,665	—	—
Total	$31,268	$28,531	$2,500	$2,378
No ACL for investment securities AFS was needed at March 31, 2026 or December 31, 2025. Declines in the fair value of the AFS investment portfolio are believed by management to be unrelated to credit losses. When evaluating an investment for credit loss, management considers, among other things, the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At March 31, 2026, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.
As of March 31, 2026, there were no past due principal and interest payments associated with the HTM securities. The Company monitors the credit quality of debt securities held to maturity quarterly through the use of credit ratings. However, the corporate bonds that are held to maturity have no credit rating and the corporate bonds in an unrealized loss position at March 31, 2026 are not material to the financial statements. There was an ACL of $9 on corporate bonds HTM at March 31, 2026 and $7 at December 31, 2025, which was calculated based on applying the long-term historical credit loss rate for similarly rated securities.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following table presents the activity in the ACL for investment securities HTM by major security type for the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended	For the Three Months Ended
Corporate Bonds	March 31, 2026	March 31, 2025
Balance at beginning of period	$7	$12
Provision for credit losses on HTM investment securities	2	—
Investment securities charge-offs	—	—
Investment securities recoveries	—	—
Balance at end of period	$9	$12
The following table summarizes investment securities with unrealized losses at March 31, 2026 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Investment securities available for sale:
Asset-backed securities	$—	$—	$1,344	$(1)	$1,344	$(1)	1
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	2,456	(427)	2,456	(427)	2
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	13,976	(2,378)	13,976	(2,378)	7
Total investment securities available for sale	$—	$—	$17,776	$(2,806)	$17,776	$(2,806)	10

Investment securities held to maturity:
Corporate bonds	$—	$—	$2,378	$(122)	$2,378	$(122)	3
Total investment securities held to maturity	$—	$—	$2,378	$(122)	$2,378	$(122)	3

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
No investment securities were pledged as of March 31, 2026 or December 31, 2025, and there were no sales of investment securities for the three months ended March 31, 2026 or March 31, 2025.
NOTE 3 – LOANS
Loans HFI, excluding loans measured at fair value, at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Real estate:
Residential	$359,305	$365,427
Commercial	216,643	215,771
Construction and land	36,732	48,397
Commercial and industrial	171,666	181,566
Commercial and industrial - PPP	6	6
Consumer and other	82,269	86,441
Loans HFI, excluding loans measured at fair value, gross	866,621	897,608
Deferred loan costs, net	15,559	16,371
Discount on government guaranteed loans(1)	(6,007)	(6,811)
Premium on loans purchased, net	2,446	2,650
Allowance for credit losses	(20,632)	(21,996)
Net loans HFI, excluding loans measured at fair value	$857,987	$887,822
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 4 - ALLOWANCE FOR CREDIT LOSSES
The following schedules present the activity in the ACL by loan segment for the three months ended March 31, 2026 and March 31, 2025:

Three Months Ended	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and Other	Total
March 31, 2026
Beginning Balance	$2,269	$1,822	$630	$15,435	$1,840	$21,996
Charge-offs	(519)	(201)	—	(3,515)	(532)	(4,767)
Recoveries	—	22	—	286	66	374
Provision	407	182	(167)	2,326	281	3,029
Ending Balance	$2,157	$1,825	$463	$14,532	$1,655	$20,632
March 31, 2025
Beginning Balance	$1,181	$2,096	$507	$9,607	$2,121	$15,512
Charge-offs	(7)	(130)	—	(2,966)	(493)	(3,596)
Recoveries	20	—	—	193	82	295
Provision	(46)	195	302	3,544	307	4,302
Ending Balance	$1,148	$2,161	$809	$10,378	$2,017	$16,513
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
See Note 1 and Note 5 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ACL methodology in the December 31, 2025 Form 10-K.
The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The ACL on unfunded loan commitments is based on estimates of probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity and loss rates as determined for pooled funded loans. As of March 31, 2026 and December 31, 2025, the ACL for unfunded commitments recorded in other liabilities was $718 and $671, respectively.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following table presents the activity in the ACL for unfunded commitments for the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Balance at beginning of period	$671	$516
Provision for credit losses on unfunded commitments	47	98
Unfunded commitments charge-offs	—	—
Unfunded commitments recoveries	—	—
Balance at end of period	$718	$614
The following tables present the principal balance of nonaccrual loans and loans past due over 89 days on accrual by loan segment at March 31, 2026 and December 31, 2025. In the following tables, the principal balance does not include the government guaranteed balance or loans measured at fair value.

March 31, 2026	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days and Accruing(1)
Real estate - residential	$—	$7,654	$—
Real estate - commercial	2,628	2,601	—
Commercial and industrial	—	2,498	—
Consumer and other	—	475	16
Total	$2,628	$13,228	$16

December 31, 2025	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days and Accruing(1)
Real estate - residential	$—	$6,164	$—
Real estate - commercial	2,628	3,888	—
Real estate - construction and land	—	815	—
Commercial and industrial	—	2,467	—
Consumer and other	—	268	41
Total	$2,628	$13,602	$41
(1) Excludes loans measured at fair value. See Note 5. Fair Value for additional information.
A financial asset is considered collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraised value. The following tables present the principal balance, including government

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
guaranteed balances, of individually analyzed collateral dependent loans by loan portfolio segment as of March 31, 2026 and December 31, 2025:

March 31, 2026	Type of Collateral	ACL
	Real Estate
Real estate - commercial	$2,628	$—
.

December 31, 2025	Type of Collateral	ACL
	Real Estate
Real estate - commercial	$2,628	$—

The following table presents the aging of the principal balance of past due loans HFI at amortized cost at March 31, 2026 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$3,945	$6,519	$10,464	$348,841	$359,305
Real estate - commercial	6,427	4,016	10,443	206,200	216,643
Real estate - construction and land	—	—	—	36,732	36,732
Commercial and industrial	4,847	914	5,761	165,905	171,666
Commercial and industrial - PPP	—	—	—	6	6
Consumer and other	665	312	977	81,292	82,269
Total	$15,884	$11,761	$27,645	$838,976	$866,621
(1) $6,976 of balances 30-89 days past due and $5,208 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee. Of those loans, $6 of commercial and industrial PPP loans were delinquent as of March 31, 2026.

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
(1) $1,537 of balances 30-89 days past due and $7,592 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee. Of those loans, $6 of commercial and industrial PPP loans were delinquent as of December 31, 2025.

Modifications to Borrowers Experiencing Financial Difficulty
For the three months ended March 31, 2026 and the year ended December 31, 2025, there were no loan modifications to borrowers experiencing financial difficulty and no loan modifications that subsequently defaulted during the period.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Credit Quality Indicators
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

The table below sets forth principal balance for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at March 31, 2026 and gross write offs for the three months ended March 31, 2026:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$1,575	$21,153	$36,117	$37,944	$39,538	$57,665	$2,632	$—	$196,624
Special mention	—	—	3,545	394	1,418	363	15	—	5,735
Substandard	—	—	5,101	3,178	3,046	2,959	—	—	14,284
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans, at amortized cost, gross	1,575	21,153	44,763	41,516	44,002	60,987	2,647	—	216,643
Gross write offs	—	—	—	—	201	—	—	—	201

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Real estate - construction and land
Risk Rating
Pass	—	11,294	6,007	5,332	63	—	—	—	22,696
Special mention	—	—	1,196	—	—	—	—	—	1,196
Substandard	—	—	—	12,840	—	—	—	—	12,840
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction and land loans, at amortized cost, gross	—	11,294	7,203	18,172	63	—	—	—	36,732
Gross write offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Risk Rating
Pass	98	43,458	37,642	20,702	21,308	20,203	13,881	—	157,292
Special mention	—	549	1,306	989	385	1,240	79	—	4,548
Substandard	—	104	1,282	3,463	1,851	2,866	40	—	9,606
Doubtful	—	13	—	22	92	93	—	—	220
Total commercial and industrial loans, at amortized cost, gross	98	44,124	40,230	25,176	23,636	24,402	14,000	—	171,666
Gross write offs	—	352	1,585	323	516	253	486	—	3,515

Commercial and industrial - PPP
Risk Rating
Pass	—	—	—	—	—	6	—	—	6
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial - PPP loans, at amortized cost, gross	—	—	—	—	—	6	—	—	6
Gross write offs	—	—	—	—	—	—	—	—	—

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The table below sets forth principal balance for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at December 31, 2025 and gross write offs for the year ended December 31, 2025:

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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

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
The Company considers the performance of the loan portfolio to determine its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan by payment activity. The following table presents the principal balance at March 31, 2026 of residential and consumer loans based on payment activity as well as gross write offs for the three months ended March 31, 2026.

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$550	$8,967	$29,951	$23,665	$66,398	$33,879	$188,241	$—	$351,651
Nonperforming	—	—	149	807	1,472	3,489	1,737	—	7,654
Total real estate - residential loans, at amortized cost, gross	550	8,967	30,100	24,472	67,870	37,368	189,978	—	359,305
Gross write offs	—	—	181	92	169	—	77	—	519

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Consumer and other
Payment Performance
Performing	141	11,206	48,567	16,888	3,386	188	1,402	—	81,778
Nonperforming	—	29	205	241	16	—	—	—	491
Total consumer and other loans, at amortized cost, gross	141	11,235	48,772	17,129	3,402	188	1,402	—	82,269
Gross write offs	2	19	189	126	63	68	65	—	532
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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 5 – FAIR VALUE
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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Repossessed Assets: Repossessed assets are recorded at fair value less estimated costs to sell upon the transfer of a loan to repossessed assets. The fair value of a repossessed asset, upon initial recognition, is estimated using a market approach or based on observable market data, such as a current appraisal, recent sale price of similar assets, or assumptions specific to the individual property or equipment, such as management applied discounts used to further reduce values to a net realizable value when observable inputs become stale.
Assets measured at fair value on a recurring basis at March 31, 2026 are summarized below. There were no liabilities carried at fair value on a recurring basis at March 31, 2026.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$28,531	$—	$28,531
Government guaranteed loans HFI, at fair value	—	—	51,807	51,807
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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of HFI government guaranteed loans measured at fair value at March 31, 2026 and December 31, 2025.

	March 31, 2026
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$10,279	$10,160	$119	$418	$439	$(21)	$—	$—	$—
Commercial and industrial	41,528	48,690	(7,162)	1,020	8,409	(7,389)	—	—	—
Total loans HFI, at fair value	$51,807	$58,850	$(7,043)	$1,438	$8,848	$(7,410)	$—	$—	$—

	December 31, 2025
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$10,348	$10,420	$(72)	$—	$—	$—	$—	$—	$—
Commercial and industrial	43,728	50,165	(6,437)	1,491	2,630	(1,139)	—	—	—
Total loans HFI, at fair value	$54,076	$60,585	$(6,509)	$1,491	$2,630	$(1,139)	$—	$—	$—
(1) The nonaccrual and 90 days or more past due loan balances do not include the portion of government guaranteed loan balances.
The total amount of net gains and losses from changes in fair value and interest income included in earnings for the three months ended March 31, 2026 and March 31, 2025 for government guaranteed loans HFI, at fair value, were as follows:

	Three Months Ended March 31,
	2026	2025
Interest income	$1,147	$1,777
Change in fair value	(533)	(755)
Total gain, net	$614	$1,022
Changes in fair value for government guaranteed loans HFI, at fair value, were included in Government guaranteed loans fair value loss, net on the Condensed Consolidated Statements of Income.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The table below presents a reconciliation of government guaranteed loans HFI, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
	2026	2025
Balance of government guaranteed loans HFI at fair value, beginning of period	$54,076	$60,833
New government guaranteed originations at fair value	—	4,760
Loans sold	—	(5,606)
Principal payments	(1,736)	(1,331)
Total fair value gains (losses) during the period	(533)	(755)
Balance of government guaranteed loans HFI at fair value, end of period	$51,807	$57,901
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
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of government guaranteed loans HFI that fall within Level 3 of the fair value hierarchy at March 31, 2026 and December 31, 2025:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
March 31, 2026
Government guaranteed loans HFI, at fair value	$51,807	Discounted	Discount rate	4.93%-8.43% (7.38%)
		cash flow	Conditional prepayment rate	6.82%-18.62% (11.31%)
December 31, 2025
Government guaranteed loans HFI, at fair value	$54,076	Discounted	Discount rate	5.27%-8.77% (7.75%)
		cash flow	Conditional prepayment rate	8.61%-18.58% (11.16%)
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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Assets measured at fair value on a nonrecurring basis at March 31, 2026 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount	Valuation Level
Individually evaluated loans	$2,628	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Other real estate owned	$400	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Repossessed assets	$583	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Assets measured at fair value on a nonrecurring basis at December 31, 2025 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount	Valuation level
Individually evaluated loans	$2,628	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Other real estate owned	$400	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Repossessed assets	$263	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at March 31, 2026 and December 31, 2025 are as follows:

		March 31, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$134,465	$134,465	$206,982	$206,982
Investment securities held to maturity	2	2,491	2,378	2,493	2,384
Nonmarketable equity securities, at cost	2	4,662	4,662	4,656	4,656
Loans HFI, at amortized cost	3	857,987	875,190	887,822	900,200
Accrued interest receivable	2	7,683	7,683	8,421	8,421
Government guaranteed loan servicing rights	3	11,334	14,653	12,580	16,041
Liabilities:
Noninterest-bearing deposit accounts	2	$111,476	$111,476	$95,731	$95,731
Interest-bearing transaction accounts	2	153,860	153,860	231,227	231,227
Savings and money market deposit accounts	2	432,781	432,781	454,639	454,639
Time deposits	2	387,752	388,050	402,341	403,394
Subordinated notes	2	6,099	5,725	5,962	5,877
Notes payable	2	1,479	1,476	1,593	1,590
Accrued interest payable	2	958	958	1,133	1,133
NOTE 6 – GOVERNMENT GUARANTEED LOAN SERVICING ACTIVITIES
At March 31, 2026 and December 31, 2025, the balance of government guaranteed loans HFI, excluding PPP loans, retained by the Company was $287,282 and $302,986, respectively, of which $75,057 and $70,123 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Condensed Consolidated Balance Sheets. The unpaid principal balances of government guaranteed loans serviced for others requiring recognition of a servicing asset were $832,047 and $885,505 at March 31, 2026 and December 31, 2025, respectively.
In December 2025, the Company sold SBA 7(a) loans with principal balance of $96,602 to Banesco USA as part of the Company’s restructure related to the discontinuance of SBA 7(a) lending. Of those loans, there were $26,749 of loans with a servicing asset of $1,691.
Activity for government guaranteed loan servicing rights for the three months ended March 31, 2026 and March 31, 2025 follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Beginning of period	$12,580	$16,534
Additions	—	1,652
Amortization	(1,246)	(1,726)
End of period	$11,334	$16,460
The fair value of government guaranteed loan servicing rights was $14,653 and $16,041 at March 31, 2026 and December 31, 2025, respectively. Fair value was determined using a weighted average discount rate of 14.13% and a weighted average prepayment speed of 11.25% at March 31, 2026. Fair value was determined using a weighted average

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
discount rate of 13.88% and a weighted average prepayment speed of 11.16% at December 31, 2025. The government guaranteed loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain on sale of government guaranteed loans for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Gain on sale of guaranteed portion of government guaranteed loans	$(97)	$5,675
Fair value of loan servicing rights created	—	1,652
Gain on sale of government guaranteed loans, net	$(97)	$7,327
NOTE 7 – LEASES
For the three months ended March 31, 2026 and March 31, 2025, the components of total lease cost and supplemental information related to operating leases were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$501	$605
Short-term lease cost	23	31
Total lease cost, net (1)	$524	$636

	Three Months Ended March 31,
	2026	2025
Cash flows related to operating lease liabilities	$219	$276
At March 31, 2026, the weighted average discount rate of operating leases was 7.14% and the weighted average remaining life of operating leases was 12.73 years.
The future minimum lease payments for operating leases, subsequent to March 31, 2026, as recorded on the balance sheet, are summarized as follows:

2026	$1,590
2027	1,751
2028	1,313
2029	1,340
2030	1,366
Thereafter	13,594
Total undiscounted lease payments	$20,954
Less: imputed interest	(7,951)
Net lease liabilities	$13,003
NOTE 8 – OTHER BORROWINGS
At March 31, 2026 and December 31, 2025, the Company had no borrowings outstanding from the FHLB or FRB.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the Bank were to obtain would be secured by a blanket lien on $387,578 of real estate-related loans as of March 31, 2026. Based on this collateral and the Bank's holdings of FHLB stock, the Bank was eligible to borrow up to $187,805 from the FHLB at March 31, 2026.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $49,755 of commercial loans as of March 31, 2026. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Bank was eligible to borrow up to $28,787 from the FRB at March 31, 2026.
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
The balance of Notes outstanding at the Company, net of offering costs, amounted to $6,099 and $5,962 at March 31, 2026 and December 31, 2025, respectively. The increase was primarily the result of the deferred interest payment that were due in January 2026.
The Company has a term note with quarterly principal and interest payments with interest at Prime (6.75% at March 31, 2026). The note matures on March 10, 2029 and the balance of the note was $1,479 and $1,593 at March 31, 2026 and December 31, 2025, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note. On December 30, 2025, lender agreed that the Company may defer the quarterly interest payment due December 10, 2025 on its term loan until March 10, 2026. The deferred interest was paid as agreed.
As part of the amendment to the subordinated note and term note, the Company obtained a waiver related to financial debt covenants.
NOTE 9 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock grants and stock options. Total compensation cost charged against income related to the Equity Plan was $53 and $69 for the three months ended March 31, 2026 and March 31, 2025, respectively.
Restricted Stock
The Company awarded shares of restricted common stock to certain employees and directors for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.
A summary of changes in the Company’s nonvested restricted shares for the three months ended March 31, 2026 and March 31, 2025 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2026	33,750	$15.87
Vested	(10,065)	(16.35)
Nonvested at March 31, 2026	23,685	$15.67

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2025	47,485	$14.54
Granted	20,500	15.93
Vested	(24,225)	(13.23)
Forfeited	(340)	(14.50)
Nonvested at March 31, 2025	43,420	$15.93
At March 31, 2026, there was $281 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the three months ended March 31, 2026 and March 31, 2025 on the vesting date was $165 and $370, respectively.
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
A summary of the activity in the Equity Plan for the three months ended March 31, 2026 and March 31, 2025 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	359,233	$15.68
Forfeited	(24,570)	(15.34)
Outstanding at March 31, 2026	334,663	$15.71	3.38	$—
Vested and exercisable at March 31, 2026	334,663	$15.71	3.38	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	364,063	$15.68
Exercised	(1,050)	(14.67)
Outstanding at March 31, 2025	363,013	$15.68	4.40	$34
Vested and exercisable at March 31, 2025	357,688	$15.69	4.40	$34
There were no options granted during the three months ended March 31, 2026 or March 31, 2025. All stock options granted are vested and there is no unrecognized compensation cost under the Equity Plan at March 31, 2026.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 10 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. For the three months ended March 31, 2026 and March 31, 2025, there were no shares issued.
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the three months ended March 31, 2026 and March 31, 2025 was $0 and $5, respectively. During the three months ended March 31, 2026, 3,028 shares were purchased at an average price of $6.02. For the three months ended March 31, 2025, there were no shares issued.
The Company has a Salary Continuation Agreement (the “Agreement”) with the Company’s retired CEO. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. The liability recorded for the Agreement was $294 and $316 at March 31, 2026 and December 31, 2025, respectively, and the related expense for the three months ended March 31, 2026 was $3 and the related expense for the three months ended March 31, 2025 was $3. Payments began in July 2024 as a result of the retirement of the CEO on December 31, 2023.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. Previous to January 2026, the Company contributed 3% of each employee’s salary each pay period as a safe harbor contribution. In January 2026, the Company updated the plan to change the contribution from the non-elective contribution to a matching contribution equal to 100% of the first 4% and 50% of the next 2% of employee contributions. Expense recognized in relation to the 401(k) plan was $134 and $264 for the three months ended March 31, 2026 and March 31, 2025, respectively.
The Company had an ESOP for eligible employees with outstanding loans as a result of the acquisition of shares in 2021 and the termination of the nationwide residential lending division in 2022. On September 30, 2025, the Plan was terminated and the remaining 19,691 shares in the ESOP unallocated account with a fair value of $175 were returned to the Company in partial satisfaction of the outstanding balances on the ESOP loans. The ESOP accounts of the participants were 100% vested as of the date of the termination. As part of the termination of the plan, the Company forgave the indebtedness of the outstanding loans which totaled $365. There was $30 expense for the three months ended March 31, 2025. The Company’s ESOP, which was internally leveraged, did not report the loan receivable extended to the ESOP as an asset and did not report the ESOP debt due to the Company.
NOTE 11 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met capital adequacy requirements to which it was subject at March 31, 2026 and December 31, 2025.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. The Bank must maintain a “well capitalized” rating to access brokered deposits without FDIC waiver. An “adequately capitalized” rating requires an FDIC waiver to access brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2026, the Bank did not meet all of its regulatory capital requirements to be well-capitalized but the consummation of the capital raise is expected to meet these capital requirements going forward.
In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and included a transition option that allows banking organizations to phase in, over a three year period, the day one adverse effects of adoption on their regulatory capital ratios (three year transition option). In connection with the adoption of ASC 326 on January 1, 2023, the Company recognized an after-tax cumulative effect reduction to retained earnings. The Company elected to adopt the three year transition option and the deferral has been applied in capital ratios presented below. Actual and required capital amounts and ratios for the Bank are presented below at March 31, 2026:

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$90,664	9.84%	$73,713	8.00%	$92,141	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$79,025	8.58%	$55,285	6.00%	$73,713	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$79,025	8.58%	$41,464	4.50%	$59,892	6.50%
Tier 1 Capital
(to Average Assets)	$79,025	6.54%	$48,304	4.00%	$60,380	5.00%
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2025:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$98,560	10.18%	$77,441	8.00%	$96,802	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$86,337	8.92%	$58,081	6.00%	$77,441	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$86,337	8.92%	$43,561	4.50%	$62,921	6.50%
Tier 1 Capital
(to Average Assets)	$86,337	6.52%	$52,983	4.00%	$66,229	5.00%
Dividend Restrictions
Banking regulations limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits of the Bank for that year combined with the retained net profits for the preceding two years. The Company has temporarily suspended common and preferred stock dividends, see Part II Item 3 of the 10K for additional information.
NOTE 12 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
The contractual amounts of financial instruments with off-balance sheet risk at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Unfunded loan commitments	$17,674	$1,257
Unused lines of credit	191,307	207,665
Standby letters of credit	1,161	1,161

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
All unused lines of credit at March 31, 2026 and December 31, 2025 were variable rate lines of credit and the majority of unfunded loan commitments at March 31, 2026 and December 31, 2025 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on peer historical usage. Loss rates for outstanding loans are applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At March 31, 2026 and December 31, 2025, ACL for off-balance sheet loan commitments totaled $718 and $671, respectively.
NOTE 13 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
	2026	2025
Basic:
Net loss	$(5,680)	$(335)
Less: Preferred stock dividend earned	385	385
Net loss attributable to common shareholders	$(6,065)	$(720)
Weighted average common shares outstanding	4,108,071	4,141,070
Basic loss per common share:	$(1.48)	$(0.17)

Diluted:
Net loss	$(5,680)	$(335)
Less: Preferred stock dividend earned	385	385
Add: Series B preferred stock and preferred C stock dividends	—	—
Net loss attributable to common shareholders	$(6,065)	$(720)
Weighted average common shares outstanding for basic loss per common share	4,108,071	4,141,070
Add: Dilutive effects of conversion of Series B preferred stock and Preferred C to common stock	—	—
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—
Average shares and dilutive potential common shares	4,108,071	4,141,070
Diluted loss per common share:	$(1.48)	$(0.17)
-
The following securities outstanding at March 31, 2026 and March 31, 2025 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share are antidilutive:

	Three Months Ended March 31,
	2026	2025
Common stock options	334,663	363,013
Convertible Series B preferred stock	3,210	3,210
Convertible Series C preferred stock	6,446	6,446
NOTE 14 - SEGMENT INFORMATION
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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
All of the Company’s financial results are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by branch location or department, the Company’s CODM evaluates financial performance on a Company-wide basis. The majority of the Company’s revenue is from the business of banking, and the Company’s branch locations have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by the CODM to be aggregated in one reportable operating segment.
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
NOTE 15 – RESTRUCTURE CHARGES
On September 29, 2025, the Company signed a definitive agreement to sell a portion of the Company’s SBA 7(a) loan portfolio. In conjunction with the agreement, the Company planned to exit the SBA 7(a) lending business. The loan sale and exit of SBA 7(a) lending business was completed in the fourth quarter of 2025. The transaction resulted in restructure charges totaling $7,283, including $3,719 for employee compensation and benefits costs, $2,864 for recognition of asset impairment, $435 for the transaction deal cost, and $265 for miscellaneous charges. All of these expenses were recorded in 2025. As of March 31, 2026, there were $371 of unpaid charges outstanding.
NOTE 16 – SUBSEQUENT EVENTS
On April 28, 2026, the Company raised $80 million of capital from investors in a private investment in public equity (“PIPE”) offering. The Company issued shares of Series D and Series E Preferred Stock in the PIPE, which subject to shareholder and regulatory approvals, will convert to, or be exchanged for, approximately 22.9 million shares of common stock at an effective purchase price of $3.50 per share.
On April 28, 2026, the Company filed Articles of Amendment to its Articles of Incorporation with the Florida Division of Corporations creating and authorizing 4,000 shares of Series D Preferred Stock and 4,000 shares of Series E Preferred Stock. The Company has also agreed to register the shares of common stock with the SEC following the conversion or exchange.
On April 28, 2026, the Board elected Alfred Rogers as Chief Executive Officer and President of the Bank, in place of Tom Zernick who retired on May 1, 2026. Additionally, the Board appointed Kenneth R. Lehman as a member of the Boards of Directors. Mr. Rogers' appointment to the Board of Directors of the Bank and as Chief Executive Officer have received all necessary regulatory approvals and became effective upon the completion of the capital raise. The appointments of Mr. Rogers as CEO and President of the Company, as well as a director, is contingent upon receipt of regulatory non-objections. Mr. Lehman's appointment to the Boards of Directors of the Company and the Bank are contingent upon receipt of regulatory non-objections.
On April 30, 2026, the Company filed a registration statement on Form S-1 regarding the public offering of up to 4,108,072 shares of Common Stock at an offering price of $3.50 per share. The Company intends to exclusively market this offering to its shareholders of record on May 12, 2026.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is an analysis of the results of operations for the three months ended March 31, 2026 and March 31, 2025 and financial condition as of March 31, 2026 and December 31, 2025. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes.
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
As a one-bank holding company, the Company generates most of its revenue from interest on loans and noninterest income. The primary sources of funding for its loans are loan payments, deposits, and borrowings. The Company is dependent on noninterest income, which is derived from service fee income. The largest expenses are interest on those deposits and borrowings, professional fees, loan servicing and origination expenses, and salaries and commissions plus related employee benefits. The Company measures its performance through its net interest income after provision for credit losses, return on average assets, and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.
In the fourth quarter 2025, The Company sold a portion of its SBA 7(a) loan portfolio. In conjunction with the sale and as a result of the comprehensive strategic review aimed at reducing expenses and derisking the Bank's balance sheet, BayFirst exited the SBA 7(a) lending business. Banesco USA assumed servicing of loans included in the sale and has been engaged as subservicer on the remaining SBA 7(a) loans retained by BayFirst. In addition, the Company reduced staff.
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
Accounting policies, as described in detail in the notes to the Company’s condensed consolidated financial statements, are an integral part of the Company’s condensed consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At March 31, 2026, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing the condensed consolidated financial statements were the policies related to the ACL, fair value measurement of government guaranteed loan servicing rights and government guaranteed loans HFI at fair value, which are discussed more fully in the December 31, 2025 Form 10-K.
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
Recent Developments
On April 28, 2026, the Company raised $80 million of capital from investors in a private investment in public equity (“PIPE”) offering. The Company issued shares of Series D and Series E Preferred stock in the PIPE, which subject to shareholder and regulatory approvals, will convert to, or be exchanged for, approximately 22.9 million shares of common stock at an effective purchase price of $3.50 per share.The Company has also agreed to register the shares of common stock with the SEC following the conversion or exchange.
On April 28, 2026, the Company filed Articles of Amendment to its Articles of Incorporation with the Florida Division of Corporations creating and authorizing 4,000 shares of Series D Preferred Stock and 4,000 shares of Series E Preferred Stock.
On April 28, 2026, the Board elected Alfred Rogers as Chief Executive Officer and President of the Bank, in place of Tom Zernick who retired on May 1, 2026. Additionally, the Board appointed Kenneth R. Lehman as a member of the Boards of Directors. Mr. Rogers' appointment to the Board of Directors of the Bank and as Chief Executive Officer have received all necessary regulatory approvals and became effective upon the completion of the capital raise. The appointments of Mr. Rogers as CEO and President of the Company, as well as a director, is contingent upon receipt of regulatory non-objections. Mr. Lehman's appointment to the Boards of Directors of the Company and the Bank are contingent upon receipt of regulatory non-objections.
On April 30, 2026, the Company filed a registration statement on Form S-1 regarding the public offering of up to 4,108,072 shares of Common Stock at an offering price of $3.50 per share. The Company intends to exclusively market this offering to its shareholders of record on May 12, 2026.
Selected Financial Data - Unaudited

	As of and for the Three Months Ended
(Dollars in thousands, except for share data)	3/31/2026	12/31/2025	3/31/2025
Income Statement Data:
Net interest income	$9,449	$11,158	$10,999
Provision for credit losses	3,078	2,007	4,400
Noninterest income	884	(104)	8,751
Noninterest expense	14,886	11,869	15,813
Income tax benefit	(1,951)	(359)	(128)
Net loss	(5,680)	(2,463)	(335)
Preferred stock dividends	385	385	385
Net loss attributable to common shareholders	$(6,065)	$(2,848)	$(720)

	As of and for the Three Months Ended
(Dollars in thousands, except for share data)	3/31/2026	12/31/2025	3/31/2025
Balance Sheet Data:
Average loans HFI	$945,532	$997,710	$1,087,015
Average loans HFI at amortized cost	887,756	939,281	1,027,648
Average total assets	1,219,748	1,334,912	1,287,618
Average common shareholders’ equity	70,373	73,470	96,053
Total loans HFI	930,426	963,894	1,084,817
Total loans HFI, excluding government guaranteed loan balances	855,363	893,765	943,979
Allowance for credit losses on loans	20,632	21,996	16,513
Total assets	1,195,910	1,300,258	1,291,957
Total deposits	1,085,869	1,183,938	1,128,267
Common shareholders’ equity	64,660	70,747	94,034
Per Share Data:
Basic loss per common share	$(1.48)	$(0.69)	$(0.17)
Diluted loss per common share	$(1.48)	$(0.69)	$(0.17)
Dividends per common share	$—	$—	$0.08
Book value per common share	$15.74	$17.22	$22.77
Tangible book value per common share(1)	$15.74	$17.22	$22.77
Performance Ratios:
Return on average assets(2)	(1.86)%	(0.74)%	(0.10)%
Return on average common equity(2)	(34.47)%	(15.51)%	(3.00)%
Net interest margin(2)	3.42%	3.58%	3.77%
Asset Quality Data:
Net charge-offs	$4,393	$4,558	$3,301
Net charge-offs/average loans HFI at amortized cost(2)	1.98%	1.94%	1.28%
Nonperforming loans(3)	$21,453	$24,343	$24,806
Nonperforming loans (excluding government guaranteed balance)(3)	$15,873	$16,271	$15,078
Nonperforming loans/total loans HFI(3)	2.44%	2.68%	2.42%
Nonperforming loans (excluding gov’t guaranteed balance)/total loans HFI(3)	1.81%	1.79%	1.47%
ACL/Total loans HFI at amortized cost	2.35%	2.42%	1.61%
Other Data:
Full-time equivalent employees	143	144	305
Banking centers	12	12	12
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
The following presents the calculation of the non-GAAP financial measures:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share (Unaudited)
	As of
(Dollars in thousands, except for share data)	March 31, 2026	December 31, 2025	March 31, 2025
Total shareholders’ equity	$81,867	$87,569	$110,085
Less: Preferred stock liquidation preference	(17,207)	(16,822)	(16,051)
Total equity available to common shareholders	64,660	70,747	94,034
Less: Goodwill	—	—	—
Tangible common shareholders' equity	$64,660	$70,747	$94,034

Common shares outstanding	4,108,072	4,108,069	4,129,027
Tangible book value per common share	$15.74	$17.22	$22.77
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
Historically, the Company has been dependent on noninterest income, derived primarily from service fee income and net gain on the sales of the guaranteed portion of government guaranteed loans, as well as fair value adjustments for certain loans which management has elected the fair value option. While the Company retains some of its government guaranteed loans on the balance sheet, the Company sold both the guaranteed balance of its government guaranteed loans, as well as a percentage of the unguaranteed portions of such loans.
In the fourth quarter of 2025, the Company sold a portion of its SBA 7(a) loan portfolio. In conjunction with the sale and as a result of the comprehensive strategic review aimed at reducing expenses and derisking the Bank's balance sheet, BayFirst exited the SBA 7(a) lending business. Banesco USA assumed servicing of loans included in the sale and has been engaged as subservicer on the remaining SBA 7(a) loans retained by BayFirst.
Net Loss
The Company had a net loss for the three months ended March 31, 2026 of $5.7 million, or $1.48 per common share and diluted common share, compared to net income for the three months ended March 31, 2025 of $0.3 million, or $0.17 per common and diluted common share. The change from the first quarter of 2025 was due to a decrease in net interest income of $1.6 million, a decrease in noninterest income of $7.9 million, partially offset by a decrease in provision for credit losses of $1.3 million, a decrease in noninterest expense of $0.9 million, and a decrease in income tax expenses of $1.8 million.
Net Interest Income
Net interest income was $9.4 million for the three months ended March 31, 2026, an decrease from $11.0 million during the three months ended March 31, 2025. The decrease in net interest income during the first quarter of 2026, as compared to the year ago quarter, was mainly due to a decrease in loan interest income, including fees, of $3.8 million, partially offset by an increase in interest income on interest bearing deposits in banks and other of $0.6 million and a decrease in interest expense on deposits of $1.5 million.
Net interest margin was 3.42% for the first quarter of 2026, which represented a decrease from 3.77% for the first quarter of 2025.

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

	Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$31,722	$259	3.31%	$38,344	$368	3.89%
Loans(1)	945,532	15,930	6.83	1,087,015	19,751	7.37
Other	141,968	1,250	3.57	58,111	566	3.95
Total interest-earning assets	1,119,222	17,439	6.32	1,183,470	20,685	7.09
Noninterest-earning assets	100,526			104,148
Total assets	$1,219,748			$1,287,618
Interest-bearing liabilities:
NOW, MMDA and savings	$608,801	$4,016	2.68	$719,600	$6,097	3.44
Time deposits	393,810	3,877	3.99	304,790	3,334	4.44
Other borrowings	7,556	97	5.21	21,364	255	4.84
Total interest-bearing liabilities	1,010,167	7,990	3.21	1,045,754	9,686	3.76
Demand deposits	101,537			103,875
Noninterest-bearing liabilities	20,657			25,885
Shareholders’ equity	87,387			112,104
Total liabilities and shareholders’ equity	$1,219,748			$1,287,618
Net interest income		$9,449			$10,999
Interest rate spread			3.11			3.33
Net interest margin (2)			3.42			3.77
Ratio of average interest-earning assets to average interest-bearing liabilities	110.80%			113.17%

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

(Dollars in thousands)	Rate	Volume	Total
Three Months Ended March 31, 2026 vs. March 31, 2025:
Interest-earning assets:
Investment securities	$(51)	$(58)	$(109)
Loans	(1,370)	(2,451)	(3,821)
Other interest-earning assets	(59)	743	684
Total interest-earning assets	(1,480)	(1,766)	(3,246)
Interest-bearing liabilities:
NOW, MMDA and savings	(1,227)	(854)	(2,081)
Time deposits	(358)	901	543
Other borrowings	18	(176)	(158)
Total interest-bearing liabilities	(1,567)	(129)	(1,696)
Net change in net interest income	$87	$(1,637)	$(1,550)
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
The Company recorded a provision for credit losses on loans for the three months ended March 31, 2026 of $3.1 million compared to a provision of $4.4 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, $4.4 million of net charge offs were recorded compared to $3.3 million during the three months ended March 31, 2025.
Noninterest Income
The following table presents noninterest income for the three months ended March 31, 2026 and March 31, 2025.

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Noninterest income:
Loan servicing income, net	$770	$736
Gain on sale of SBA and PPP loans, net	(97)	7,327
Service charges and fees	490	449
SBA loan fair value loss	(533)	(755)
Government guaranteed loan packaging fees	—	716
Gain on sale of premises and equipment	13	—
Other non-interest income	241	278
Total noninterest income	$884	$8,751

Noninterest income was $0.9 million during the three months ended March 31, 2026, a decrease from $8.8 million during the three months ended March 31, 2025. The decrease in the first quarter of 2026, as compared to the first quarter of 2025, was the result a decrease in gain on sale of government guaranteed loans of $7.4 million and a decrease in government guaranteed loan packaging fees of $0.7 million.
Noninterest Expense
The following table presents noninterest expense for the three months ended March 31, 2026 and March 31, 2025.

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Noninterest expense:
Salaries and benefits	$5,069	$7,998
Bonus, commissions, and incentives	290	71
Occupancy and equipment	1,368	1,634
Data processing	1,489	2,045
Marketing and business development	123	487
Professional services	1,164	732
Loan servicing and origination expense	3,836	1,035
Employee recruiting and development	202	617
Regulatory assessments	578	339
Restructure charges	—	—
Director compensation	137	176
Liability and fidelity bond insurance	162	143
ATM and interchange	131	109
Telecommunication	68	115
Other noninterest expense	269	312
Total noninterest expense	$14,886	$15,813
Noninterest expense was $14.9 million during the three months ended March 31, 2026, an decrease from $15.8 million during the three months ended March 31, 2025. The decrease in the first quarter of 2026, as compared to the first quarter of 2025, was primarily due to a decrease in compensation expense of $2.7 million and a decrease in data processing expenses of $0.6 million, partially offset by an increase in loan servicing and origination expense of $2.8 million.
Income Taxes
Income tax benefit was $2.0 million for the three months ended March 31, 2026, a decrease from income tax benefit of $0.1 million for the three months ended March 31, 2025. The change was attributed to an increase in net loss.
At March 31, 2026, the Company had $19.6 million federal net operating loss carryforward and $18.1 million of state net operating loss carryforward. At March 31, 2025, the Company had no federal net operating loss carryforward and $16 thousand of state net operating loss carryforward. The Company expects to fully utilize the net operating losses.
The effective income tax rate was 25.57% for the three months ended March 31, 2026 and 27.65% for the three months ended March 31, 2025.

Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available for sale as of March 31, 2026 and December 31, 2025.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Investment securities available for sale:
Asset-backed securities	$2,724	$2,822
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,760	4,899
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	17,182	17,768
Corporate bonds	3,865	3,874
Total investment securities available for sale	$28,531	$29,363
The net unrealized loss on the investment securities AFS at March 31, 2026 and December 31, 2025, was $2.7 million and $2.6 million, respectively.
The following table presents the amortized cost of the Company's investment securities portfolio classified as held to maturity as of March 31, 2026 and December 31, 2025.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Investment securities held to maturity:
Corporate bonds	$2,500	$2,500
Total investment securities held to maturity	$2,500	$2,500
There was a $9 thousand ACL on the corporate bonds HTM as of March 31, 2026 and $7 thousand at December 31, 2025. The net unrealized loss on the investment securities HTM at March 31, 2026, was $122 thousand compared with a net unrealized loss on investment securities HTM of $116 thousand at December 31, 2025.
No investment securities were pledged as of March 31, 2026 or December 31, 2025, and there were no sales of investment securities for the three months ended March 31, 2026 or the three months ended March 31, 2025.

The investment securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of March 31, 2026 and December 31, 2025. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	March 31, 2026
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$2,720	4.85%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	5,149	2.92
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	19,554	2.34
Corporate bonds	—	—	3,845	4.88	—	—	—	—
Total investment securities available for sale	$—	—%	$3,845	4.88%	$—	—%	$27,423	2.70%

	December 31, 2025
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$2,827	2.96%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	5,264	2.99
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	20,040	2.32
Corporate bonds	—	—	3,843	5.04	—	—	—	—
Total investment securities available for sale	$—	—%	$3,843	5.04%	$—	—%	$28,131	2.51%
The investment securities held to maturity presented in the following tables are reported at amortized cost and by contractual maturity as of March 31, 2026 and December 31, 2025. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities receive monthly principal payments, which are not reflected below.

	March 31, 2026
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

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans HFI:
Government guaranteed loans HFI, at fair value	$51,807		$54,076
Loans HFI, at amortized cost:
Residential real estate	359,305	41.5%	365,427	40.7%
Commercial real estate	216,643	25.0	215,771	24.0
Construction and land	36,732	4.2	48,397	5.4
Commercial and industrial	171,666	19.8	181,566	20.2
Commercial and industrial – PPP	6	—	6	—
Consumer and other	82,269	9.5	86,441	9.7
Loans HFI, at amortized cost, gross	866,621	100.0%	897,608	100.0%
Discount on government guaranteed loans	(6,007)		(6,811)
Premium on loans purchased, net	2,446		2,650
Deferred loan costs, net	15,559		16,371
Allowance for credit losses	(20,632)		(21,996)
Loans HFI, at amortized cost, net	857,987		887,822
Total loans HFI, net	$909,794		$941,898
For the three months ended March 31, 2026, the Bank originated $2.4 million in loans through conventional lending channels and $0.8 million in government guaranteed loans. In addition, the Bank sold $0.8 million of government guaranteed loans to Banesco USA as part of the Bank’s discontinuance of SBA 7(a) lending.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at March 31, 2026. Loan balances in this table include loans HFI at fair value, loans HFI at amortized cost, discount on retained balances of loans sold, premium and discount on loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$1,482	$597	$14,815	$342,691	$359,585
Commercial	2,347	5,488	55,609	166,093	229,537
Construction and land	3,694	—	3,648	29,390	36,732
Commercial and industrial	10,453	22,891	177,172	8,557	219,073
Commercial and industrial - PPP	6	—	—	—	6
Consumer and other	2,355	19,113	18,589	45,436	85,493
Total loans HFI	$20,337	$48,089	$269,833	$592,167	$930,426
The following table shows the loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at March 31, 2026.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$68,677	$289,426
Commercial	4,299	222,891
Construction and land	494	32,544
Commercial and industrial	15,902	192,718
Consumer and other	77,597	5,541
Total loans HFI	$166,969	$743,120
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
Nonperforming Assets. At March 31, 2026, the Company had $17.5 million in nonperforming assets, excluding government guaranteed loan balances. The ACL represented 2.35% of total loans HFI at amortized cost. At March 31, 2025, the Company had $16.6 million in nonperforming assets, excluding government guaranteed loan balances. The ACL represented 1.61% of total loans HFI at amortized cost. The increase in nonperforming assets was partially the result of a nonaccrual loan for $2.6 million that is fully secured and has no ACL allocated. Total loans HFI at March 31, 2026 and March 31, 2025 included government guaranteed balances and loans measured at fair value, which had no reserves allocated to them. ACL as a percentage of loans HFI at amortized cost, not including government guaranteed loan balances, was 2.53% at March 31, 2026, compared to 1.84% at March 31, 2025.
The following table sets forth certain information on nonaccrual loans, loans 90 days or more past due, and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	March 31, 2026	March 31, 2025
Nonperforming loans (government guaranteed balances), at amortized cost, gross	$5,580	$9,728
Nonperforming loans (unguaranteed balances), at amortized cost, gross	15,873	15,078
Total nonperforming loans, at amortized cost, gross	21,453	24,806
Nonperforming loans (government guaranteed balances), at fair value	208	507
Nonperforming loans (unguaranteed balances), at fair value	1,230	1,419
Total nonperforming loans, at fair value	1,438	1,926
OREO	400	132
Repossessed assets	583	36
Total nonperforming assets, gross	$23,874	$26,900
Nonperforming loans as a percentage of total loans HFI(1)	2.44%	2.42%
Nonperforming loans (excluding government guaranteed balances) to total loans HFI(1)	1.81%	1.47%
Nonperforming assets as a percentage of total assets	2.00%	2.08%
Nonperforming assets (excluding government guaranteed balances) to total assets	1.38%	1.22%
ACL to nonperforming loans(1)	96.17%	66.57%
ACL to nonperforming loans (excluding government guaranteed balances)(1)	129.98%	109.52%
(1) Excludes loans measured at fair value

The following table sets forth information with respect to activity in the ACL for loans for the periods shown:

(Dollars in thousands)	At and for the Three Months Ended March 31,
	2026	2025
Allowance at beginning of period	$21,996	$15,512
Charge-offs:
Residential real estate	(519)	(7)
Commercial real estate	(201)	(130)
Commercial and industrial	(3,515)	(2,966)
Consumer and other	(532)	(493)
Total charge-offs	(4,767)	(3,596)
Recoveries:
Residential real estate	—	20
Commercial real estate	22	—
Commercial and industrial	286	193
Consumer and other	66	82
Total recoveries	374	295
Net charge-offs	(4,393)	(3,301)
Provision for credit losses on loans	3,029	4,302
Allowance at end of period	$20,632	$16,513
Net charge-offs to average loans HFI at amortized cost	1.98%	1.28%
Allowance as a percent of total loans HFI at amortized cost	2.35%	1.61%
Allowance as a percent of loans HFI at amortized cost, not including government guaranteed loans	2.53%	1.84%
Allowance as a percent of nonperforming loans at amortized cost, gross	96.17%	66.57%
Total loans HFI	$930,426	$1,084,817
Average loans HFI at amortized cost	$887,756	$1,027,648
Nonperforming loans (including government guaranteed balances) at amortized cost, gross	$21,453	$24,806
Nonperforming loans (excluding government guaranteed balances) at amortized cost, gross	$15,873	$15,078
Guaranteed balance of government guaranteed loans	$75,063	$140,838
The following table details net charge-offs to average loans outstanding by loan category for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$(519)	$357,766	(0.58)%	$13	$325,911	0.02%
Commercial real estate	(179)	274,121	(0.26)	(130)	361,012	(0.14)
Commercial and industrial	(3,229)	170,571	(7.57)	(2,773)	245,893	(4.51)
Commercial and industrial - PPP	—	6	—	—	633	—
Consumer and other	(466)	85,292	(2.19)	(411)	94,199	(1.75)
Total loans HFI at amortized cost	$(4,393)	$887,756	(1.98)%	$(3,301)	$1,027,648	(1.28)%

SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding the SBA and other government guaranteed lending activity, excluding PPP loans. In addition to the Bank’s routine loan sale activity, the Bank sold $97.4 million of government guaranteed loans to Banesco USA as part of the Bank’s discontinuance of SBA 7(a) lending in the fourth quarter 2025 and first quarter of 2026..

(Dollars in thousands)	At and for the Three Months Ended March 31,		At and for the Year Ended December 31,
Government Guaranteed, Excluding PPP	2026	2025	2025
Number of loans originated	1	525	1,388
Amount of loans originated	$762	$106,323	$278,334
Average loan size originated	$762	$203	$201
Government guaranteed loan balances sold	$—	$72,523	$198,996
Total government guaranteed loan balances:
Guaranteed portion of government guaranteed loan balances HFI	$75,057	$140,381	$70,123
Unguaranteed portion of government guaranteed loan balances HFI	212,225	281,814	232,863
Total government guaranteed loans HFI	287,282	422,195	302,986
Government guaranteed loans serviced for others	$832,047	$1,065,754	$885,505
Government guaranteed loans sold to Banesco USA	$762	$—	$96,602
The following table sets forth, at the dates indicated, the geographic disbursement of gross principal balances of its government guaranteed loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	March 31,
	2026		2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Florida	$93,619	33%	$144,636	34%
California	24,983	9	46,918	11
Tennessee	20,001	7	27,067	6
Texas	24,128	8	29,468	7
All Other	124,551	43	174,106	42
Total government guaranteed loans, excluding PPP loans	$287,282	100%	$422,195	100%
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

Brokered deposits. At times, the Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering outside the market of the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 20% of total assets. The Company's ability to accept or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well capitalized." At March 31, 2026 and December 31, 2025, the Company had $183.9 million and $195.5 million, respectively, of brokered deposits.
The amount of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	March 31, 2026		December 31, 2025
Noninterest-bearing deposit accounts	$111,476	10.3%	$95,731	8.1%
Interest-bearing transaction accounts	153,860	14.2	231,227	19.5
Money market accounts	411,226	37.9	434,930	36.7
Savings accounts	21,555	2.0	19,709	1.7
Subtotal	698,117	64.4	781,597	66.0
Total time deposits	387,752	35.6	402,341	34.0
Total deposits	$1,085,869	100.0%	$1,183,938	100.0%
At March 31, 2026, the Company held approximately $188.9 million of deposits that exceeded the FDIC insurance limit which was 17% of total deposits.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250 thousand as of March 31, 2026.

(Dollars in thousands)
Three months or less	$32,342
Over three months through six months	17,511
Over six months through 12 months	25,160
Over 12 months	38,634
Total time deposits over $250	$113,647
Deposits decreased $98.1 million or 8.28% for the three months ended March 31, 2026, with increases in noninterest-bearing deposit account balances, money market deposit account balances, and time deposit balances, partially offset by decreases in interest-bearing transaction account balances and savings account balances.
Other Borrowings
At March 31, 2026 and December 31, 2025, the Company had no borrowings outstanding from the FHLB or FRB.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the Bank were to obtain would be secured by a blanket lien on $387.6 million of real estate-related loans as of March 31, 2026. Based on this collateral and the Bank's holdings of FHLB stock, the Bank was eligible to borrow up to $187.8 million from the FHLB at March 31, 2026.
In addition, the Bank has a line of credit with the Federal Reserve Bank of Atlanta which was secured by $49.8 million of commercial loans as of March 31, 2026. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Bank was eligible to borrow up to $28.8 million from the FRB at March 31, 2026.
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
The balance of Subordinated Notes outstanding at the Company, net of offering costs, amounted to $6.1 million and $6.0 million at March 31, 2026 and December 31, 2025, respectively.The increase was primarily the result of the deferred interest payment that were due in January 2026.
The Company has a term note with quarterly principal and interest payments with interest at Prime (6.75% at March 31, 2026). The note matures on March 10, 2029 and the balance of the note was $1.5 million and $1.6 million at March 31, 2026 and December 31, 2025, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. On December 30, 2025, the lender agreed that the Bank may defer the quarterly interest payment due December 10, 2025 on its term loan until March 10, 2026. The deferred interest was paid as agreed.
As part of the amendment to the subordinated note and term note, the Company obtained a waiver related to financial debt covenants.
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity was $81.9 million at March 31, 2026 as compared to $87.6 million at December 31, 2025. The decrease was primarily due to net loss of $5.7 million.
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
At March 31, 2026, the Bank did not meet all of its regulatory capital requirements to be well-capitalized but the consummation of the capital raise is expected to meet these capital requirements going forward.

The Bank’s actual capital amounts and percentages were as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of March 31, 2026
Total Capital (to risk-weighted assets)	$90,664	9.84%	$73,713	8.00%	$92,141	10.00%
Tier 1 Capital (to risk-weighted assets)	79,025	8.58	55,285	6.00	73,713	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	79,025	8.58	41,464	4.50	59,892	6.50
Tier 1 Capital (to total assets)	79,025	6.54	48,304	4.00	60,380	5.00
As of December 31, 2025
Total Capital (to risk-weighted assets)	98,560	10.18	77,441	8.00	96,802	10.00
Tier 1 Capital (to risk-weighted assets)	86,337	8.92	58,081	6.00	77,441	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	86,337	8.92	43,561	4.50	62,921	6.50
Tier 1 Capital (to total assets)	86,337	6.52	52,983	4.00	66,229	5.00
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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, was as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Unfunded loan commitments	$17,674	$1,257
Unused lines of credit	191,307	207,665
Standby letters of credit	1,161	1,161
Total	$210,142	$210,083
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
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At March 31, 2026 and December 31, 2025, ACL for off-balance sheet loan commitments totaled $718 thousand and $671 thousand, respectively.
Contractual Obligations
In the ordinary course of its operations, the Company enters into certain contractual obligations. Total contractual obligations at March 31, 2026 were $416.3 million, an decrease from $431.4 million at December 31, 2025. The decrease was primarily due to a decrease in time deposits of $14.6 million.
The following tables present our contractual obligations as of March 31, 2026 and December 31, 2025.

	Contractual Obligations as of March 31, 2026
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$2,128	$2,861	$2,719	$13,246	$20,954
Long-term borrowings	456	912	111	—	1,479
Subordinated notes	—	—	—	6,099	6,099
Time deposits	322,707	62,681	2,364	—	387,752
Total	$325,291	$66,454	$5,194	$19,345	$416,284

	Contractual Obligations as of December 31, 2025
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$2,119	$3,064	$2,706	$13,594	$21,483
Long-term borrowings	456	912	225	—	1,593
Subordinated notes	—	—	—	5,962	5,962
Time deposits	318,112	81,873	2,356	—	402,341
Total	$320,687	$85,849	$5,287	$19,556	$431,379
Liquidity
Liquidity management is the process by which the Bank manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the operations, and capital expenditures. The Bank generally maintains a minimum liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. The on-balance sheet liquidity ratio at March 31, 2026 was 13.85%, as compared to 18.35% at December 31, 2025.
For the three months ended March 31, 2026, the Bank there were no dividends needed to its parent company in order to meet liquidity needs to make interest payments on its debt obligations, dividends on shares of its preferred stock and common stock, and payment of operating expenses. The Company suspended the payment of dividends in 2025. As of March 31, 2026, BayFirst Financial Corp. held $401 thousand in cash and cash equivalents.
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

The estimated impact on the net interest income as of March 31, 2026 and December 31, 2025, assuming immediate parallel moves in interest rates, is presented in the table below.

	March 31, 2026		December 31, 2025
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	1.3%	(3.2)%	5.2%	(3.2)%
+300 basis points	1.9	(1.3)	5.2	(0.9)
+200 basis points	1.8	(0.3)	4.1	0.2
+100 basis points	1.2	0.3	2.5	0.6
-100 basis points	(0.1)	(0.2)	(1.1)	(0.5)
-200 basis points	(2.4)	(2.7)	(3.9)	(2.8)
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
The table below presents the change in the economic value of equity as of March 31, 2026 and December 31, 2025, assuming immediate parallel shifts in interest rates.

Change in rates	March 31, 2026	December 31, 2025
+400 basis points	(17.2)%	(15.6)%
+300 basis points	(12.4)	(10.9)
+200 basis points	(8.0)	(6.9)
+100 basis points	(3.7)	(3.1)
-100 basis points	4.4	4.1
-200 basis points	7.0	7.6
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of March 31, 2026, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2026, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the Company's Form 10-K for the year ended December 31, 2025. There have been no material changes from those risk factors previously disclosed. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
On July 28, 2025, the Company’s Board of Directors approved the temporary suspension of the Company’s quarterly cash dividends on its 9% Series A Cumulative Nonconvertible Preferred Stock, 8% Series B Cumulative Convertible Preferred Stock, and 11% Series C Cumulative Convertible Preferred Stock commencing with the October 2025 dividend. As of the date of this March 31, 2026 Quarterly Report on Form 10-Q, an aggregate of $1,156,058 in dividends had accrued.
Item 4. Mine Safety Disclosures
Not applicable.
Item 9B. Other Information
None.

ITEM 6. EXHIBITS
(a)Exhibits.

Exhibit Number	Exhibit Name
*3.1	Amended and Restated Articles of Incorporation
*3.2	Bylaws
*3.3	Amendment to Bylaws, dated August 22, 2019
*3.4	Amendment to Articles of Incorporation, dated September 7, 2023
*3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation - Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series D (Exhibit I-1 to Exhibit 10.1)
*3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation - Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series E (Exhibit I-2 to Exhibit 10.11)
*4.1	Form of common stock certificate
*4.2	Form of Series A Preferred Stock certificate
*4.3	Form of Series B Convertible Preferred Stock certificate
*4.4	Form of Series C Cumulative Convertible Preferred Stock certificate
*10.1	Securities Purchase Agreement, dated April 28, 2026
*10.2	Form of Registration Rights Agreement (Exhibit A to Exhibit 10.1)
*10.3	Exchange Agreement (Exhibit J to Exhibit 10.1)
*10.4	Employment Agreement with Alfred T. Rogers, Jr.
31.1	Principal Executive Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
31.2	Principal Financial Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
March 31, 2026, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements – filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
•Incorporated by reference

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYFIRST FINANCIAL CORP.

Date:	May 12, 2026

By:	/s/ Robin L. Oliver
Robin L. Oliver
President and Chief Operating Officer (Principal Executive Officer)

Date:	May 12, 2026

By:	/s/ Scott J. McKim
Scott J. McKim
Chief Financial Officer (Principal Financial Officer\Principal Accounting Officer)