Form 10-K/A
period 2025-12-31
BayFirst Financial Corp.
filed 2026-08-12
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the $14.00 per share selling price of the common stock on June 30, 2025 was $49,311,868

The registrant had outstanding 26,962,815 shares of common stock as of August 4, 2026.

EXPLANATORY NOTE

BayFirst Financial Corp. ("we," "us," “BayFirst” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A” or “Amendment No. 1”) to amend and restate certain items in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026 (the “Original Form 10-K”). This Form 10-K/A includes audited restated consolidated financial statements as of and for the fiscal years ended December 31, 2025 and December 31, 2024.
As previously disclosed in the Current Report on Form 8-K filed with the SEC on July 15, 2026, the Company is restating its previously issued financial statements as and for the years ended December 31, 2024, and December 31, 2025, and the quarter ended March 31, 2026, “Affected Periods”. In addition, the Company intends to file an amendment to its Quarterly Report on Form 10-Q for the three-month period ended March 31, 2026, originally filed with the SEC on May 12, 2026 (such report, together with this Amendment, the “Amended Reports”). All material restatement information will be included in the Amended Reports, and the Company does not intend to separately amend other filings that it has previously filed with the SEC. Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the Affected Periods in the Amended Reports and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the Affected Periods.
Restatement Background:
In July 2026, the Company completed and quantified the impact of the asset resolution plan adopted in accordance with the transactions contemplated by the Stock Purchase Agreement dated April 28, 2026. The nature, scope, and potential impact of the asset resolution plan were discussed in the Company’s Form 8-K and the exhibits incorporated therein, filed with the Securities and Exchange Commission on April 30, 2026.
During this process, management also identified $2.8 million, pretax, of deferred origination costs and $2.1 million, pretax, of accrued interest as of March 31, 2026, related to unguaranteed portions of SBA 7(a) loans which had defaulted or were placed into nonaccrual status in prior periods, which resulted in a material understatement of provision for credit losses expense and overstatement of net interest income during the effected quarterly periods in which the errors accumulated in 2024, 2025, and the first quarter of 2026. Furthermore, management identified $3.4 million, pretax, of deferred origination costs which should have been netted against gain on sale of guaranteed SBA 7a loans which resulted in a material over statement of gain on sale of government guaranteed loans, during the affected quarterly periods in which the error accumulated in 2024 and 2025.
The Company’s review determined that the processes that management followed to place loans into nonaccrual status did not clearly articulate all necessary steps to ensure that accrued interest was completely reversed. When these loans were ultimately charged-off, the accrued interest remained with the loan record and overstated the Bank’s interest income and the loan portfolio balances on the balance sheet. Likewise, the process that management followed did not clearly articulate all necessary steps to include deferred origination costs in charge-offs, understating provision for credit losses expense and overstated total assets on the balance sheet. Additionally, the origination costs recognized on loans after a portion of the loan has been sold was not included in the gain, which result in an overstatement of the gain on sale of government guaranteed loans.

As a result of management’s review, on July 14, 2026, Company management recommended to the Audit Committee of the Board of Directors, and the Audit Committee agreed along with the Company’s independent registered public accounting firm, Forvis Mazars, LLP, that the Company’s consolidated financial statements for the Affected Periods should be restated, and the previously issued consolidated financial statements, and the related audit reports from its independent registered public accounting firm for such periods, should no longer be relied on. In addition, investors should no longer rely upon earnings releases, press releases, investor presentations and other communications that cover any period during these periods.
Items Amended in this Filing
This Amendment No. 1 amends and restates the following items of the Original Form 10-K:
Part II - Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II - Item 8: Financial Statements and Supplementary Data
Part II - Item 9A: Controls and Procedures
Part II - Item 11. Executive Compensation
Part IV - Item 15: Exhibits and Financial Statement Schedules
The principal executive officer and principal financial officer provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-K/A as Exhibits 31.1, 31.2, and 32. This Form 10-K/A also includes new consents of the Company’s independent registered public accounting firms as Exhibits 23.1.
For the convenience of the reader, this Form 10-K/A sets forth each of the Form 10-K in its entirety, as such information is modified and superseded where necessary to reflect the restatement. Except as provided above, this Amendment does not reflect events occurring subsequent to the filing of the Form 10-K and does not amend or otherwise update any information in the Form 10-K.

BayFirst Financial Corp.

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Annual Report on Form 10-K/A or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

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

Part I
Item 1. Business
BayFirst Financial Corp.
BayFirst Financial Corp. is a bank holding company that operates through its wholly owned subsidiary, BayFirst National Bank (the “Bank”), together referred to as “the Company” or “BayFirst”. BayFirst commenced its bank holding company operations on September 1, 2000, by acquiring all shares of the Bank. BayFirst’s primary source of income is from the Bank, which serves a broad spectrum of consumers and small businesses in the Tampa Bay/Sarasota region. BayFirst strives to be a progressive institution in its products and services, technology, design, and social responsibility. As of December 31, 2025, BayFirst had consolidated total assets of $1.29 billion, total loans held for investment of $958.0 million, total deposits of $1.18 billion, and total shareholders’ equity of $81.6 million. BayFirst’s corporate office is located at the BayFirst Executive Center, 700 Central Avenue, St. Petersburg, Florida 33701.
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
While cybersecurity risks have the potential to materially affect the Company's business, financial condition, and results of operations, the Company does not believe that risks from cybersecurity threats or attacks have materially affected the Company, including its business strategy, results of operations or financial condition. The Bank experienced two low-rated cyber incidents in the past year which did not have a material impact. As of the date of this Form 10-K/A, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition that are required to be reported in this Form 10-K/A. For further discussion, please see Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

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
In addition to the historical information contained herein, this Form 10-K/A includes "forward-looking statements" within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including, but not limited to, the effects of health crises, global military hostilities, weather events, or climate changes, including its effects on the economic environment, its customers and its operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with them; the ability of the Company to implement its strategy and expand its banking operations; changes in interest rates and other general economic, business and political conditions, including changes in the financial markets, credit quality or global military hostilities; changes in business plans as circumstances warrant; risks related to mergers and acquisitions; changes in benchmark interest rates used to price loans and deposits, changes in tax laws, regulations and guidance; enforcement actions initiated by our regulators and their impact on our operations; the impact of data breaches or other cybersecurity incidents; enforcement actions initiated by our regulators and their impact on our operations; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements.
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
As previously disclosed in the Company’s 8K, filed with the SEC on July 15, 2026, the Company and the Audit Committee have concluded and informed our auditor, Forvis Mazars, LLP, that our audited consolidated financial statements for the Affected Periods require restatement and are not reliable.
The accounting errors impacting our financial statements include correcting historical impact of nonaccrual loan transactions and correcting gain on sale of government guaranteed loan transactions.
The discussion of financial results presented here is reflective of the restatement adjustments. Refer to Note 1 of the consolidated financial statements included elsewhere in this Annual Report for more information on the restatement.

Selected Financial Data - Unaudited

	As of and for the Three Months Ended			As of and for the Year Ended
(Dollars in thousands, except for share data)	12/31/2025	9/30/2025	12/31/2024	12/31/2025	12/31/2024
	As restated	As restated	As restated	As restated	As restated
Income Statement Data:
Net interest income	$11,152	$11,318	$10,308	$45,207	$37,078
Provision for credit losses	2,314	11,165	4,763	25,646	15,398
Noninterest income	(104)	(1,070)	21,760	17,845	58,879
Noninterest expense	11,869	25,215	15,335	70,425	66,782
Income tax expense (benefit)	(439)	(7,055)	3,004	(8,454)	3,518
Net income (loss) from continuing operations	(2,696)	(19,077)	8,966	(24,565)	10,259
Net loss from discontinued operations	—	—	—	—	(69)
Net income (loss)	(2,696)	(19,077)	8,966	(24,565)	10,190
Preferred stock dividends	385	385	385	1,541	1,541
Net income available to (loss attributable to) common shareholders	$(3,081)	$(19,462)	$8,581	$(26,106)	$8,649
Balance Sheet Data:
Average loans HFI	$991,830	$1,129,337	$1,073,236	$1,080,178	$1,006,175
Average loans HFI at amortized cost	933,401	1,054,946	999,599	1,013,831	925,636
Average total assets	1,328,923	1,339,795	1,267,965	1,317,383	1,198,742
Average common shareholders’ equity	67,481	86,976	83,602	83,897	83,229
Government guaranteed loans HFS	—	94,052	—	—	—
Total loans HFI	958,014	993,109	1,062,290	958,014	1,062,290
Total loans HFI, excluding government guaranteed loan balances	887,885	917,816	912,806	887,885	912,806
Allowance for credit losses on loans	21,996	24,485	15,512	21,996	15,512
Total assets	1,294,269	1,340,222	1,282,947	1,294,269	1,282,947
Total deposits	1,183,938	1,171,457	1,143,229	1,183,938	1,143,229
Common shareholders’ equity	64,758	67,921	90,508	64,758	90,508
Per Share Data:
Basic earnings (loss) per common share	$(0.75)	$(4.71)	$2.08	$(6.32)	$2.09
Diluted earnings (loss) per common share	$(0.75)	$(4.71)	$1.94	$(6.32)	$2.09
Dividends per common share	$—	$—	$0.08	$0.16	$0.24
Book value per common share	$15.76	$16.50	$21.90	$15.76	$21.90
Tangible book value per common share(1)	$15.76	$16.50	$21.90	$15.76	$21.90
Performance Ratios:
Return on average assets(2)	(0.81)%	(5.70)%	2.83%	(1.86)%	0.85%
Return on average common equity(2)	(18.26)%	(89.51)%	41.06%	(31.12)%	10.39%
Net interest margin(2)	3.60%	3.64%	3.49%	3.72%	3.37%
Asset Quality Data:
Net charge-offs	$4,865	$3,544	$3,585	$19,012	$13,711
Net charge-offs/average loans HFI at amortized cost(2)	2.08%	1.34%	1.43%	1.88%	1.48%

	As of and for the Three Months Ended			As of and for the Year Ended
(Dollars in thousands, except for share data)	12/31/2025	9/30/2025	12/31/2024	12/31/2025	12/31/2024
	As restated	As restated	As restated	As restated	As restated
Nonperforming loans(3)	$24,343	$24,687	$17,607	$24,343	$17,607
Nonperforming loans (excluding government guaranteed balance)(3)	$16,271	$15,822	$13,570	$16,271	$13,570
Nonperforming loans/total loans HFI(3)	2.69%	2.65%	1.76%	2.69%	1.76%
Nonperforming loans (excluding gov’t guaranteed balance)/total loans HFI(3)	1.80%	1.70%	1.36%	1.80%	1.36%
ACL/Total loans HFI at amortized cost	2.43%	2.63%	1.55%	2.43%	1.55%
Other Data:
Full-time equivalent employees	144	237	299	144	299
Banking centers	12	12	12	12	12
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
The following presents the calculation of the non-GAAP financial measures:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share (Unaudited)
	As of
(Dollars in thousands, except for share data)	December 31, 2025	September 30, 2025	December 31, 2024
	As restated	As restated	As restated
Total shareholders’ equity	$81,580	$83,972	$106,559
Less: Preferred stock liquidation preference	(16,822)	(16,051)	(16,051)
Total equity available to common shareholders	64,758	67,921	90,508
Less: Goodwill	—	—	—
Tangible common shareholders' equity	$64,758	$67,921	$90,508

Common shares outstanding	4,108,069	4,116,913	4,132,986
Tangible book value per common share	$15.76	$16.50	$21.90
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
Net Income
For the year ended December 31, 2025, the Company had a net loss of $24.6 million, or $6.32 per common share and diluted common share, a decrease from net income of $10.2 million, or $2.09 per common share and diluted common share, for the year ended December 31, 2024. The decrease was primarily due to an increase in provision for credit losses of $10.2 million, a decrease in noninterest income of $41.0 million, and an increase in noninterest expense of $3.6 million. This was partially offset by an increase in net interest income of $8.1 million and a decrease in income tax expense of

$12.0 million. The increase in noninterest expense was primarily the result of the 2025 restructure charges of $7.3 million related to the discontinuance of the SBA 7(a) lending business.
Net Interest Income
Net interest income from continuing operations was $45.2 million for the year ended December 31, 2025, an increase from $37.1 million for the year ended December 31, 2024. The increase was mainly due to an increase in loan interest income, including fees, of $2.8 million and a decrease in interest expense of $4.8 million.
Net interest margin increased to 3.72% for the year ended December 31, 2025, compared to 3.37% for the year ended December 31, 2024.
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

	For the Year Ended December 31,
	2025			2024
	As restated			As restated
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$34,992	$1,363	3.90%	$41,509	$1,659	4.00%
Loans(1)	1,097,375	80,666	7.35	1,006,175	77,883	7.74
Other	82,210	3,187	3.88	51,760	2,320	4.48
Total interest-earning assets	1,214,577	85,216	7.02	1,099,444	81,862	7.45
Noninterest-earning assets	102,806			99,298
Total assets	$1,317,383			$1,198,742
Interest-bearing liabilities:
NOW, MMDA and savings	$707,938	$23,704	3.35	$669,941	$27,934	4.17
Time deposits	333,012	14,036	4.21	285,957	14,938	5.22
Other borrowings	48,579	2,269	4.67	35,728	1,912	5.35
Total interest-bearing liabilities	1,089,529	40,009	3.67	991,626	44,784	4.52
Demand deposits	104,628			95,507
Noninterest-bearing liabilities	23,047			12,329
Shareholders’ equity	100,179			99,280
Total liabilities and shareholders’ equity	$1,317,383			$1,198,742
Net interest income		$45,207			$37,078
Interest rate spread			3.35			2.93
Net interest margin (2)			3.72			3.37
Ratio of average interest-earning assets to average interest-bearing liabilities	111.48%			110.87%

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

(Dollars in thousands)	Rate	Volume	Total
Year Ended December 31, 2025 vs. December 31, 2024 (as restated):
Interest-earning assets:
Investment securities	$(41)	$(255)	$(296)
Loans	(4,048)	6,831	2,783
Other interest-earning assets	(348)	1,215	867
Total interest-earning assets	(4,437)	7,791	3,354
Interest-bearing liabilities:
NOW, MMDA, and savings	(5,745)	1,515	(4,230)
Time deposits	(3,142)	2,240	(902)
Other borrowings	(266)	623	357
Total interest-bearing liabilities	(9,153)	4,378	(4,775)
Net change in net interest income	$4,716	$3,413	$8,129
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
The Company recorded a provision for credit losses for the year ended December 31, 2025 of $25.6 million compared to a $15.4 million provision for the year ended December 31, 2024. For the year ended December 31, 2025, net loan charge offs totaled $19.0 million compared to $13.7 million for the year ended December 31, 2024. The increase of $10.2 million in the provision for credit losses expense was primarily due to higher than expected charge-offs primarily in the SBA 7(a) portfolio, increases in nonperforming loans, and continued economic uncertainty.
The ACL was $22.0 million at December 31, 2025 and $15.5 million at December 31, 2024.

Noninterest Income
The following table presents noninterest income from continuing operations for the year ended December 31, 2025 and December 31, 2024.

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024
Noninterest income:	As restated	As restated
Loan servicing income, net	2,769	3,100
Gain on sale of SBA and PPP loans, net	11,169	26,662
Service charges and fees	1,867	1,794
SBA loan fair value gain (loss)	(1,075)	9,843
Government guaranteed loan packaging fees	1,768	4,105
Gain on sale of premises and equipment	—	11,649
Other noninterest income	1,347	1,726
Total noninterest income	17,845	58,879
Noninterest income from continuing operations was $17.8 million for the year ended December 31, 2025, a decrease from $58.9 million for the year ended December 31, 2024. The decrease was primarily the result of the gain on sale of two branch office properties of $11.6 million in the fourth quarter of 2024, a decrease in gain on sale of government guaranteed loans of $15.5 million, a decrease in government guaranteed loan fair value gains of $10.9 million, and a decrease in government guaranteed loan packaging fees of $2.3 million. In the fourth quarter 2025, the Bank sold $96.6 million of government guaranteed loans at a discount of 3% as part of the Bank’s discontinuance of SBA 7(a) lending.
Noninterest Expense
The following table presents noninterest expense from continuing operations for the year ended December 31, 2025 and December 31, 2024.

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024
Noninterest expense:	As restated	As restated
Salaries and benefits	$28,429	$31,063
Bonus, commissions, and incentives	855	4,445
Occupancy and equipment	6,068	4,848
Data processing	7,859	6,745
Marketing and business development	1,433	2,050
Professional services	3,456	3,882
Loan servicing and origination expense	8,001	6,391
Employee recruiting and development	1,653	2,186
Regulatory assessments	1,869	1,249
Restructure charges	7,283	—
Director compensation	526	427
Liability and fidelity bond insurance	643	431
ATM and interchange	482	432
Telecommunication	341	354
Other noninterest expense	1,527	2,279
Total noninterest expense	$70,425	$66,782

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
Income Taxes
Income tax benefit from continuing operations was $8.5 million for the year ended December 31, 2025, a decrease from income tax expense of $3.5 million for the year ended December 31, 2024. The change was attributed to a net loss from continuing operations for the current year compared to net income from continuing operations in the prior year.
At December 31, 2025, the Company had $16.1 million federal net operating loss carryforward and $16.1 million of state net operating loss carryforward. At December 31, 2024, the Company had no of federal net operating loss carryforward and $16 thousand of state net operating loss carryforward. The Company expects to fully utilize the net operating losses.
The effective income tax rate was 25.60% for the year ended December 31, 2025 and 25.47% for the year ended December 31, 2024.
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

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans HFI:	As restated		As restated
Government guaranteed loans HFI, at fair value	$54,076		$60,833
Loans HFI, at amortized cost:
Residential real estate	365,427	40.7%	330,870	33.3%
Commercial real estate	215,771	24.0	305,721	30.9
Construction and land	48,397	5.4	32,914	3.3
Commercial and industrial	181,566	20.2	226,522	22.9
Commercial and industrial – PPP	6	—	941	0.1
Consumer and other	86,441	9.7	93,826	9.5
Loans HFI, at amortized cost, gross	897,608	100.0%	990,794	100.0%
Discount on government guaranteed loans	(6,811)		(8,306)
Premium on loans purchased, net	2,650		3,739
Deferred loan costs, net	10,491		15,230
Allowance for credit losses	(21,996)		(15,512)
Loans HFI, at amortized cost, net	881,942		985,945
Total loans HFI, net	$936,018		$1,046,778
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

(Dollars in thousands) (as restated)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$1,691	$640	$16,191	$347,395	$365,917
Commercial	2,898	5,270	49,153	171,629	228,950
Construction and land	4,546	—	10,322	33,529	48,397
Commercial and industrial	10,812	25,402	180,773	8,115	225,102
Commercial and industrial - PPP	6	—	—	—	6
Consumer and other	2,675	20,450	19,980	46,537	89,642
Total loans HFI	$22,628	$51,762	$276,419	$607,205	$958,014
The following table shows the loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at December 31, 2025.

(Dollars in thousands) (as restated)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$71,342	$292,884
Commercial	4,176	221,876
Construction and land	145	43,706
Commercial and industrial	15,743	198,547
Consumer and other	80,392	6,575
Total loans HFI	$171,798	$763,588
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
Nonperforming Assets. At December 31, 2025, the Company had $18.1 million in nonperforming assets, excluding government guaranteed loan balances. The ACL represented 2.43% of total loans HFI at amortized cost. At December 31, 2024, the Company had $15.2 million in nonperforming assets, excluding government guaranteed loan balances. The ACL represented 1.55% of total loans HFI at amortized cost. The increase in nonperforming assets was partially the result of a nonaccrual loan for $2.6 million that is fully secured and has no ACL allocated. Total loans HFI at December 31, 2025 and December 31, 2024 included government guaranteed balances and loans measured at fair value, which had no reserves allocated to them. ACL as a percentage of loans HFI at amortized cost, not including government guaranteed loan balances, was 2.60% at December 31, 2025, compared to 1.80% at December 31, 2024.
The following table sets forth certain information on nonaccrual loans, loans 90 days or more past due, and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	December 31, 2025	December 31, 2024
	As restated	As restated
Nonperforming loans (government guaranteed balances), at amortized cost, gross	$8,072	$4,037
Nonperforming loans (unguaranteed balances), at amortized cost, gross	16,271	13,570
Total nonperforming loans, at amortized cost, gross	24,343	17,607
Nonperforming loans (government guaranteed balances), at fair value	83	—
Nonperforming loans (unguaranteed balances), at fair value	1,453	1,490
Total nonperforming loans, at fair value	1,536	1,490
OREO	400	132
Repossessed assets	263	36
Total nonperforming assets, gross	$26,542	$19,265
Nonperforming loans as a percentage of total loans HFI(1)	2.69%	1.76%
Nonperforming loans (excluding government guaranteed balances) to total loans HFI(1)	1.80%	1.36%
Nonperforming assets as a percentage of total assets	2.05%	1.50%
Nonperforming assets (excluding government guaranteed balances) to total assets	1.29%	1.07%
ACL to nonperforming loans(1)	90.35%	88.10%
ACL to nonperforming loans (excluding government guaranteed balances)(1)	135.18%	114.31%
(1) Excludes loans measured at fair value

The following table sets forth information with respect to activity in the ACL for loans for the periods shown:

(Dollars in thousands)	At and for the Year Ended December 31,
	2025	2024
	As restated	As restated
Allowance at beginning of period	$15,512	$13,497
Charge-offs:
Residential real estate	(983)	(20)
Commercial real estate	(503)	(83)
Commercial and industrial	(16,423)	(11,599)
Commercial and industrial - PPP	(1)	—
Consumer and other	(2,367)	(2,944)
Total charge-offs	(20,277)	(14,646)
Recoveries:
Residential real estate	27	1
Commercial real estate	5	7
Commercial and industrial	497	606
Commercial and industrial - PPP	1	—
Consumer and other	734	321
Total recoveries	1,264	935
Net charge-offs	(19,013)	(13,711)
Provision for credit losses on loans	25,496	15,726
Allowance at end of period	$21,995	$15,512
Net charge-offs to average loans HFI at amortized cost	1.88%	1.48%
Allowance as a percent of total loans HFI at amortized cost	2.43%	1.55%
Allowance as a percent of loans HFI at amortized cost, not including government guaranteed loans	2.60%	1.80%
Allowance as a percent of nonperforming loans at amortized cost, gross	90.35%	88.10%
Total loans HFI	$958,014	$1,062,290
Average loans HFI at amortized cost	$1,013,831	$925,636
Nonperforming loans (including government guaranteed balances) at amortized cost, gross	$24,343	$17,607
Nonperforming loans (excluding government guaranteed balances) at amortized cost, gross	$16,271	$13,570
Guaranteed balance of government guaranteed loans	$70,129	$149,484

The following table details net charge-offs to average loans outstanding by loan category for the year ended December 31, 2025 and December 31, 2024.

	Year Ended December 31, 2025			Year Ended December 31, 2024
	As restated			As restated
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$(956)	$346,800	(0.28)%	$(19)	$290,785	(0.01)%
Commercial real estate	(498)	338,670	(0.15)	(76)	348,210	(0.02)
Commercial and industrial	(15,926)	235,425	(6.76)	(10,993)	205,354	(5.35)
Commercial and industrial - PPP	—	269	—	—	2,326	—
Consumer and other	(1,633)	92,667	(1.76)	(2,623)	78,961	(3.32)
Total loans HFI, at amortized cost	$(19,013)	$1,013,831	(1.88)%	$(13,711)	$925,636	(1.48)%
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
Shareholders' equity was $81.6 million at December 31, 2025 as compared to $110.9 million at December 31, 2024. The decrease was primarily due to net loss of $24.6 million.
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
At December 31, 2025, the Bank's capital ratios were in excess of the requirement to be "well capitalized" under the regulatory guidelines.

The Bank’s actual capital amounts and percentages were as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)(as restated)	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2025
Total Capital (to risk-weighted assets)	$91,085	9.48%	$76,867	8.00%	$96,084	10.00%
Tier 1 Capital (to risk-weighted assets)	78,951	8.22	57,650	6.00	76,867	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	78,951	8.22	43,238	4.50	62,455	6.50
Tier 1 Capital (to total assets)	78,951	5.98	52,837	4.00	66,046	5.00
As of December 31, 2024
Total Capital (to risk-weighted assets)	119,926	11.75	81,628	8.00	102,035	10.00
Tier 1 Capital (to risk-weighted assets)	107,146	10.50	61,221	6.00	81,628	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	107,146	10.50	45,916	4.50	66,323	6.50
Tier 1 Capital (to total assets)	107,146	8.49	50,493	4.00	63,116	5.00
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
Liquidity
Liquidity management is the process by which the Bank manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the operations, and capital expenditures. The Bank generally maintains a minimum liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. The on-balance sheet liquidity ratio at December 31, 2025 was 18.44%, as compared to 9.22% at December 31, 2024.
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
Restatement of Previously Issued Financial Statements
As discussed in Note 1 to the consolidated financial statements and other notes referenced therein, the 2025 and 2024 consolidated financial statements have been restated to correct a misstatement.
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

Tampa, Florida
March 27, 2026 (except as to the effects of the restatement discussed in Note 1 and other notes referenced therein, as to which the date is August 12, 2026)

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2025	December 31, 2024
	As restated	As restated
ASSETS
Cash and due from banks	$5,123	$4,499
Interest-bearing deposits in banks	201,859	73,289
Cash and cash equivalents	206,982	77,788
Time deposits in banks	—	2,270
Investment securities available for sale, at fair value (amortized cost: $31,974 and $40,279 at December 31, 2025 and December 31, 2024, respectively)	29,363	36,291
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $7 and $12 (fair value: $2,384 and $2,346 at December 31, 2025 and December 31, 2024, respectively)	2,493	2,488
Nonmarketable equity securities	4,656	4,526
Government guaranteed loans HFI, at fair value	54,076	60,833
Loans HFI, at amortized cost	903,938	1,001,457
Allowance for credit losses on loans	(21,996)	(15,512)
Net loans HFI, at amortized cost	881,942	985,945
Accrued interest receivable	6,317	7,630
Premises and equipment, net	31,188	33,249
Loan servicing rights	12,580	16,534
Deferred income tax asset	7,826	445
Right-of-use operating lease assets	14,504	15,814
Bank owned life insurance	27,264	26,513
Other real estate owned	400	132
Other assets	14,678	12,489
Total assets	$1,294,269	$1,282,947
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposit accounts	$95,731	$101,743
Interest-bearing transaction accounts	231,227	256,793
Savings and money market deposit accounts	454,639	474,425
Time deposits	402,341	310,268
Total deposits	1,183,938	1,143,229
Subordinated notes	5,962	5,956
Notes payable	1,593	1,934
Accrued interest payable	1,133	1,036
Operating lease liabilities	13,264	14,510
Accrued expenses and other liabilities	6,799	9,723

BAYFIRST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS CONTINUED
(Dollars in thousands, except per share data)

	December 31, 2025	December 31, 2024
	As restated	As restated
Total liabilities	1,212,689	1,176,388
Shareholders’ equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at December 31, 2025 and December 31, 2024; aggregate liquidation preference of $6,683 at December 31, 2025 and $6,395 at December 31, 2024	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at December 31, 2025 and December 31, 2024; aggregate liquidation preference of $3,338 at December 31, 2025 and $3,210 at December 31, 2024	3,123	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 6,446 shares issued and outstanding at December 31, 2025 and December 31, 2024; aggregate liquidation preference of $6,801 at December 31, 2025 and $6,446 at December 31, 2024	6,446	6,446
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,108,069 and 4,132,986 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	54,371	54,764
Accumulated other comprehensive loss, net	(1,960)	(2,956)
Unearned compensation	(335)	(752)
Retained earnings	13,774	39,773
Total shareholders’ equity	81,580	106,559
Total liabilities and shareholders’ equity	$1,294,269	$1,282,947

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024
	As restated	As restated
Interest income:
Loans, including fees	$80,666	$77,883
Interest-bearing deposits in banks and other	4,550	3,979
Total interest income	85,216	81,862
Interest expense:
Deposits	37,740	42,872
Borrowings	2,269	1,912
Total interest expense	40,009	44,784
Net interest income	45,207	37,078
Provision for credit losses	25,646	15,398
Net interest income after provision for credit losses	19,561	21,680
Noninterest income:
Loan servicing income, net	2,769	3,100
Gain on sale of government guaranteed loans, net	11,169	26,662
Service charges and fees	1,867	1,794
Government guaranteed loans fair value gain (loss), net	(1,075)	9,843
Government guaranteed loan packaging fees	1,768	4,105
Gain on sale of premises and equipment	—	11,649
Other noninterest income	1,347	1,726
Total noninterest income	17,845	58,879
Noninterest expense:
Salaries and benefits	28,429	31,063
Bonus, commissions, and incentives	855	4,445
Occupancy and equipment	6,068	4,848
Data processing	7,859	6,745
Marketing and business development	1,433	2,050
Professional services	3,456	3,882
Loan servicing and origination expense	8,001	6,391
Employee recruiting and development	1,653	2,186
Regulatory assessments	1,869	1,249
Restructure charges	7,283	—
Other noninterest expense	3,519	3,923
Total noninterest expense	70,425	66,782
Income (loss) from continuing operations before income taxes	(33,019)	13,777
Income tax expense (benefit) from continuing operations	(8,454)	3,518
Net income (loss) from continuing operations	(24,565)	10,259

Loss from discontinued operations before income taxes	—	(92)
Income tax benefit from discontinued operations	—	(23)
Net loss from discontinued operations	—	(69)

Net income (loss)	(24,565)	10,190
Preferred stock dividends	1,541	1,541
Net income available to (loss attributable to) common shareholders	$(26,106)	$8,649

BAYFIRST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) CONTINUED
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024
	As restated	As restated
Basic earnings (loss) per common share:
Continuing operations	$(6.32)	$2.11
Discontinued operations	—	(0.02)
Total basic earnings (loss) per common share	$(6.32)	$2.09

Diluted earnings (loss) per common share:
Continuing operations	$(6.32)	$2.11
Discontinued operations	—	(0.02)
Total diluted earnings (loss) per common share	$(6.32)	$2.09
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Dollars in thousands)

	Year Ended December 31,
	2025	2024
	As restated	As restated
Net income (loss)	$(24,565)	$10,190
Net unrealized gains (losses) on investment securities available for sale	1,377	34
Deferred income tax expense	(381)	(9)
Other comprehensive income, net	996	25
Comprehensive income (loss)	$(23,569)	$10,215
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2024 as previously reported	$6,161	$3,123	$6,446	$53,563	$(2,981)	$34,395	$100,707
Adjustment applicable to prior years (see Note 1)	—	—	—	—	—	(1,948)	(1,948)
Balance at January 1, 2024 as restated	6,161	3,123	6,446	53,563	(2,981)	32,447	98,759
Net income	—	—	—	—	—	10,190	10,190
Unearned ESOP shares allocation	—	—	—	53	—	—	53
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	358	—	—	358
Stock option expense	—	—	—	38	—	—	38
Other comprehensive income, net	—	—	—	—	25	—	25
Dividends declared on:
Preferred stock	—	—	—	—	—	(1,541)	(1,541)
Common stock ($0.24 per share)	—	—	—	—	—	(1,323)	(1,323)
Balance at December 31, 2024 (as restated)	$6,161	$3,123	$6,446	$54,012	$(2,956)	$39,773	$106,559

Balance at January 1, 2025 as restated	$6,161	$3,123	$6,446	$54,012	$(2,956)	$39,773	$106,559
Net loss	—	—	—	—	—	(24,565)	(24,565)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	67	—	—	67
Repurchase of common stock	—	—	—	(335)	—	—	(335)
Unearned ESOP shares cancellation	—	—	—	193	—	—	193
Stock-based awards - common stock:
Restricted stock benefit, net of tax impact	—	—	—	(161)	—	—	(161)
Stock option expense	—	—	—	260	—	—	260
Other comprehensive income, net	—	—	—	—	996	—	996
Dividends on:
Preferred stock	—	—	—	—	—	(771)	(771)
Common stock ($0.16 per share)	—	—	—	—	—	(663)	(663)
Balance at December 31, 2025 (as restated)	$6,161	$3,123	$6,446	$54,036	$(1,960)	$13,774	$81,580

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

	Year Ended December 31,
	2025	2024
	As restated	As restated
Cash flows from operating activities:
Net income (loss) from continuing operations	$(24,565)	$10,259
Net loss from discontinued operations	—	(69)
Net income (loss)	(24,565)	10,190
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets	2,188	2,464
Net securities premium amortization	40	112
Amortization of debt issuance costs	6	7
Amortization of premium on loans purchased, net	1,087	714
Provision for credit losses	25,646	15,398
Accretion of discount on unguaranteed loans	(3,716)	(3,118)
Deferred tax benefit	(7,760)	(280)
Origination of government guaranteed loans held for sale	—	(2,821)
Proceeds from sales of government guaranteed loans held for sale	298,162	406,191
Net gains on sales of government guaranteed loans	(11,169)	(26,662)
Sale of servicing rights	1,691	—
Net amortization of deferred loan costs	3,540	2,861
Change in fair value of government guaranteed loans HFI, at fair value	1,075	(9,843)
Amortization of loan servicing rights	6,928	6,258
Gain on sale of premises and equipment	—	(11,649)
Gain on other real estate owned	(423)	14
Loss on sale and writedowns of repossessed assets	118	—
Non-qualified stock purchase plan expense	17	23
Stock based compensation expense	99	396
Income from bank owned life insurance	(751)	(713)
Impairment of equipment and software	1,422	—
Changes in:
Accrued interest receivable	1,313	(1,077)
Other assets	(1,885)	(7,909)
Accrued interest payable	97	154
Other liabilities	(4,325)	12,957
Net cash provided by operating activities of continuing operations	288,835	393,736
Net cash used in operating activities of discontinued operations	—	(341)
Net cash provided by operating activities	288,835	393,395
Cash flows from investing activities:
Purchase of investment securities available for sale	(5,718)	(4,458)
Principal payments on investment securities available for sale	2,874	7,664
Principal payments on investment securities held to maturity	—	1
Call of investment securities held to maturity	11,109	—
Net sale (purchase) of nonmarketable equity securities	(130)	244
Purchase of time deposits in banks	(14)	(1,020)
Maturity of time deposits in banks	2,284	3,396
Purchase of government guaranteed loans	—	(4,414)

BAYFIRST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (Dollars in thousands)

	Year Ended December 31,
	2025	2024
	As restated	As restated
Loan originations, net	(208,802)	(533,653)
Purchase related to other real estate owned	—	(1,229)
Proceeds for the sale of premises and equipment	—	14,746
Purchase of premises and equipment	(300)	(1,690)
Proceeds on sales of other real estate owned	155	1,619
Proceeds on sales of repossessed assets	59	—
Net cash used in investing activities	(198,483)	(518,794)
Cash flows from financing activities:
Net change in deposits	40,709	158,091
Net decrease in short-term borrowings	—	(10,000)
Payments on notes payable	(341)	(455)
Proceeds from issuance of common stock for benefit plans, net	50	(23)
Common share buyback - redeemed stock	(335)	—
Unearned ESOP shares	193	53
Dividends paid on common stock	(663)	(1,323)
Dividends paid on preferred stock	(771)	(1,541)
Net cash provided by financing activities	38,842	144,802
Net change in cash and cash equivalents	129,194	19,403
Cash and cash equivalents, beginning of period	77,788	58,385
Cash and cash equivalents, end of period	$206,982	$77,788
Supplemental cash flow information
Interest paid	$39,912	$44,630
Income taxes paid	5,296	8
Supplemental noncash disclosures
Net change in unrealized holding gains (losses) on investment securities available for sale, net of tax effect	996	25
Accumulated unpaid preferred dividends	(385)	—
Transfer of government guaranteed loans HFI to loans HFS	296,174	384,541
Transfer of government guaranteed loans HFS to loans HFI	4,516	—
Transfer of loans HFI to OREO	—	94
Transfer of loans HFI to repossessed assets	422	—
Recognition of right of use asset in exchange for new operating lease liabilities	—	14,276
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
Restatement of Previously Issued Financial Statements
Subsequent to the issuance of the Company's 2025 Consolidated Financial Statements on March 27, 2026, reporting errors were identified in the historical Consolidated Financial Statements related to cumulative misstatements of $2.8 million, pretax, of deferred origination costs and $2.1 million, pretax, of accrued interest as of March 31, 2026, related to unguaranteed portions of SBA 7(a) loans which had defaulted or were placed into nonaccrual status in prior periods, which resulted in a material understatement of provision for credit losses expense and overstatement of net interest income during the effected quarterly periods in which the errors accumulated prior to 2024, and in 2024, 2025, and the first quarter of 2026. Furthermore, management identified $3.4 million, pretax, of deferred origination costs which should have been netted against gain on sale of guaranteed SBA 7a loans which resulted in a material over statement of gain on sale of government guaranteed loans, during the affected quarterly periods in which the error accumulated prior to 2024, and in 2024 and 2025. The net $1.9 million cumulative effect on income for the periods prior to 2024 was recorded in the opening retained earnings balance of the earliest period presented in the restated financial statements. Accordingly, the Company has restated the Consolidated Balance Sheets, Consolidated Statements of Income (Loss), Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows for the affected periods, to reflect the error correction.
The Company has also updated all accompanying footnotes and disclosures affected by the correction within Note 4. Loans, Note 5. Allowance for Credit Losses, Note 6. Fair Value, Note 7. Government Guaranteed Loan Servicing Activities, Note 14. Income Taxes, Note 15. Regulatory Capital, Note 18. Earnings per Common Share, and Note 21. Parent Company Only Financial Information.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The effect of the above error noted on the previously reported financial statements is presented below:

Consolidated Balance Sheet as of December 31, 2024	As Reported	Correction	As Restated
Loans HFI, at amortized cost	$1,005,726	$(4,269)	$1,001,457
Net loans HFI, at amortized cost	990,214	(4,269)	985,945
Accrued interest receivable	9,155	(1,525)	7,630
Deferred income tax asset	—	445	445
Other assets	12,490	(1)	12,489
Total assets	1,288,297	(5,350)	1,282,947
Deferred income tax liabilities	301	(301)	—
Accrued expenses and other liabilities	10,411	(688)	9,723
Total liabilities	1,177,377	(989)	1,176,388
Retained earnings	44,134	(4,361)	39,773
Total shareholders’ equity	110,920	(4,361)	106,559
Total liabilities and shareholders’ equity	1,288,297	(5,350)	1,282,947

Consolidated Balance Sheet as of December 31, 2025	As Reported	Correction	As Restated
Loans HFI, at amortized cost	$909,818	$(5,880)	$903,938
Net loans HFI, at amortized cost	887,822	(5,880)	881,942
Accrued interest receivable	8,421	(2,104)	6,317
Deferred income tax asset	6,538	1,288	7,826
Other assets	13,971	707	14,678
Total assets	1,300,258	(5,989)	1,294,269
Retained earnings	19,763	(5,989)	13,774
Total shareholders’ equity	87,569	(5,989)	81,580
Total liabilities and shareholders’ equity	1,300,258	(5,989)	1,294,269

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Consolidated Statement of Income (Loss) for the year ended December 31, 2024	As Reported	Correction	As Restated
Interest income loans, including fees	$78,831	$(948)	$77,883
Total interest income	82,810	(948)	81,862
Net interest income	38,026	(948)	37,078
Provision for credit losses	14,726	672	15,398
Net interest income after provision for credit losses	23,300	(1,620)	21,680
Gain on sale of government guaranteed loans, net	28,252	(1,590)	26,662
Total noninterest income	60,469	(1,590)	58,879
Income from continuing operations before income taxes	16,987	(3,210)	13,777
Income tax expense from continuing operations	4,315	(797)	3,518
Net income from continuing operations	12,672	(2,413)	10,259
Net income	12,603	(2,413)	10,190
Net income available to common shareholders	11,062	(2,413)	8,649
Basic earnings per common share: Continuing operations	2.69	(0.58)	2.11
Total basic earnings per common share	2.68	(0.59)	2.09
Diluted earnings per common share: Continuing operations	2.64	(0.53)	2.11
Total diluted earnings per common share	2.62	(0.53)	2.09

Consolidated Statement of Income for the year ended December 31, 2025	As Reported	Correction	As Restated
Interest income loans, including fees	$81,244	$(578)	$80,666
Total interest income	85,794	(578)	85,216
Net interest income	45,785	(578)	45,207
Provision for credit losses	24,586	1,060	25,646
Net interest income after provision for credit losses	21,199	(1,638)	19,561
Gain on sale of government guaranteed loans, net	11,720	(551)	11,169
Total noninterest income	18,396	(551)	17,845
Loss from continuing operations before income taxes	(30,830)	(2,189)	(33,019)
Income tax benefit from continuing operations	(7,893)	(561)	(8,454)
Net loss from continuing operations	(22,937)	(1,628)	(24,565)
Net loss	(22,937)	(1,628)	(24,565)
Net loss attributable to common shareholders	(24,478)	(1,628)	(26,106)
Basic loss per common share: Continuing operations	(5.93)	(0.39)	(6.32)
Total basic loss per common share	(5.93)	(0.39)	(6.32)
Diluted loss per common share: Continuing operations	(5.93)	(0.39)	(6.32)
Total diluted loss per common share	(5.93)	(0.39)	(6.32)

Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2024	As Reported	Correction	As Restated
Net income	$12,603	$(2,413)	$10,190
Comprehensive income	12,628	(2,413)	10,215

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2025	As Reported	Correction	As Restated
Net loss	$(22,937)	$(1,628)	$(24,565)
Comprehensive loss	(21,941)	(1,628)	(23,569)

Consolidated Statement of Changes in Shareholders' Equity for the year ended December 31, 2024	As Reported	Correction	As Restated
Retained Earnings as of January 1, 2024	$34,395	$(1,948)	$32,447
Total Shareholders' Equity as of January 1, 2024	100,707	(1,948)	98,759
Net income	12,603	(2,413)	10,190
Retained Earnings as of December 31, 2024	44,134	(4,361)	39,773
Total Shareholders' Equity as of December 31, 2024	110,920	(4,361)	106,559

Consolidated Statement of Changes in Shareholders' Equity for the year ended December 31, 2025	As Reported	Correction	As Restated
Retained Earnings as of January 1, 2025	$44,134	$(4,361)	$39,773
Total Shareholders' Equity as of January 1, 2025	110,920	(4,361)	106,559
Net loss	(22,937)	(1,628)	(24,565)
Retained Earnings as of December 31, 2025	19,763	(5,989)	13,774
Total Shareholders' Equity as of December 31, 2025	87,569	(5,989)	81,580

Consolidated Statement of Cash Flows for the year ended December 31, 2024	As Reported	Correction	As Restated
Net income from continuing operations	$12,672	$(2,413)	$10,259
Net income	12,603	(2,413)	10,190
Provision for credit losses	14,726	672	15,398
Deferred tax benefit	(189)	(91)	(280)
Net gains on sales of government guaranteed loans	(28,252)	1,590	(26,662)
Net amortization of deferred loan costs	—	2,861	2,861
Change in Accrued interest receivable	(2,025)	948	(1,077)
Change in Other assets	(7,891)	(18)	(7,909)
Change in Other liabilities	13,645	(688)	12,957
Net cash provided by operating activities of continuing operations	390,875	2,861	393,736
Net cash provided by operating activities	390,534	2,861	393,395
Loan originations, net	(530,792)	(2,861)	(533,653)
Net cash used in investing activities	(515,933)	(2,861)	(518,794)
Transfer of loans and leases held for investment to loans held for sale	382,951	1,590	384,541

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Consolidated Statement of Cash Flows for the year ended December 31, 2025	As Reported	Correction	As Restated
Net loss from continuing operations	$(22,937)	$(1,628)	$(24,565)
Net loss	(22,937)	(1,628)	(24,565)
Provision for credit losses	24,586	1,060	25,646
Deferred tax benefit	(7,221)	(539)	(7,760)
Net gains on sales of government guaranteed loans	(11,720)	551	(11,169)
Net amortization of deferred loan costs	—	3,540	3,540
Change in Accrued interest receivable	734	579	1,313
Change in Other assets	(1,174)	(711)	(1,885)
Change in Other liabilities	(5,013)	688	(4,325)
Net cash provided by operating activities of continuing operations	285,295	3,540	288,835
Net cash provided by operating activities	285,295	3,540	288,835
Loan originations, net	(205,262)	(3,540)	(208,802)
Net cash used in investing activities	(194,943)	(3,540)	(198,483)
Transfer of loans and leases held for investment to loans held for sale	295,623	551	296,174

The following is a summary of the impacts on financial statement line items for the quarters ended March 31, June 30, and September 30, 2025:

Consolidated Balance Sheet as of March 31, 2025 (unaudited)	As Reported	Correction	As Restated
Loans HFI, at amortized cost	$1,026,916	$(4,692)	$1,022,224
Net loans HFI, at amortized cost	1,010,403	(4,692)	1,005,711
Accrued interest receivable	9,153	(1,914)	7,239
Deferred income tax asset	—	278	278
Other assets	13,494	—	13,494
Total assets	1,291,957	(6,328)	1,285,629
Deferred income tax liabilities	648	(648)	—
Accrued expenses and other liabilities	10,025	(716)	9,309
Total liabilities	1,181,872	(1,364)	1,180,508
Retained earnings	43,082	(4,964)	38,118
Total shareholders’ equity	110,085	(4,964)	105,121
Total liabilities and shareholders’ equity	1,291,957	(6,328)	1,285,629

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Consolidated Statement of Income (Loss) for the quarter ended March 31, 2025 (unaudited)	As Reported	Correction	As Restated
Interest income loans, including fees	$19,751	$(389)	$19,362
Total interest income	20,685	(389)	20,296
Net interest income	10,999	(389)	10,610
Provision for credit losses	4,400	160	4,560
Net interest income after provision for credit losses	6,599	(549)	6,050
Gain on sale of government guaranteed loans, net	7,327	(263)	7,064
Total noninterest income	8,751	(263)	8,488
Loss from continuing operations before income taxes	(463)	(812)	(1,275)
Income tax benefit from continuing operations	(128)	(209)	(337)
Net loss from continuing operations	(335)	(603)	(938)
Net loss	(335)	(603)	(938)
Net loss attributable to common shareholders	(720)	(603)	(1,323)
Basic loss per common share: Continuing operations	(0.17)	(0.15)	(0.32)
Total basic loss per common share	(0.17)	(0.15)	(0.32)
Diluted loss per common share: Continuing operations	(0.17)	(0.15)	(0.32)
Total diluted loss per common share	(0.17)	(0.15)	(0.32)

Consolidated Statement of Comprehensive Income (Loss) for the quarter ended March 31, 2025 (unaudited)	As Reported	Correction	As Restated
Net loss	$(335)	$(603)	$(938)
Comprehensive loss	243	(603)	(360)

Consolidated Statement of Changes in Shareholders' Equity for the quarter ended March 31, 2025 (unaudited)	As Reported	Correction	As Restated
Retained Earnings as of January 1, 2025	$44,134	$(4,361)	$39,773
Total Shareholders' Equity as of January 1, 2025	110,920	(4,361)	106,559
Net loss	(335)	(603)	(938)
Retained Earnings as of March 31, 2025	43,082	(4,964)	38,118
Total Shareholders' Equity as of March 31, 2025	110,085	(4,964)	105,121

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Consolidated Statement of Cash Flows for the three months ended March 31, 2025 (unaudited)	As Reported	Correction	As Restated
Net loss from continuing operations	$(335)	$(603)	$(938)
Net loss	(335)	(603)	(938)
Provision for credit losses	4,400	160	4,560
Deferred tax benefit	(189)	179	(10)
Net gains on sales of government guaranteed loans	(7,327)	263	(7,064)
Net amortization of deferred loan costs	—	934	934
Change in Accrued interest receivable	2	389	391
Change in Other assets	(359)	(360)	(719)
Change in Other liabilities	(892)	(28)	(920)
Net cash provided by operating activities of continuing operations	74,164	934	75,098
Net cash provided by operating activities	74,164	934	75,098
Loan originations, net	(92,636)	(934)	(93,570)
Net cash used in investing activities	(92,665)	(934)	(93,599)
Transfer of loans and leases held for investment to loans held for sale	70,882	263	71,145

Consolidated Balance Sheet as of June 30, 2025 (unaudited)	As Reported	Correction	As Restated
Loans HFI, at amortized cost	$1,035,112	$(5,300)	$1,029,812
Net loans HFI, at amortized cost	1,018,071	(5,300)	1,012,771
Accrued interest receivable	9,495	(2,135)	7,360
Deferred income tax asset	—	247	247
Other assets	16,815	712	17,527
Total assets	1,343,867	(6,476)	1,337,391
Deferred income tax liabilities	895	(895)	—
Total liabilities	1,235,644	(895)	1,234,749
Retained earnings	41,128	(5,581)	35,547
Total shareholders’ equity	108,223	(5,581)	102,642
Total liabilities and shareholders’ equity	1,343,867	(6,476)	1,337,391

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Consolidated Statement of Income (Loss) for the quarter ended June 30, 2025 (unaudited)	As Reported	Correction	As Restated
Interest income loans, including fees	$21,459	$(221)	$21,238
Total interest income	22,505	(221)	22,284
Net interest income	12,348	(221)	12,127
Provision for credit losses	7,264	343	7,607
Net interest income after provision for credit losses	5,084	(564)	4,520
Gain on sale of government guaranteed loans, net	6,136	(264)	5,872
Total noninterest income	10,795	(264)	10,531
Loss from continuing operations before income taxes	(1,649)	(828)	(2,477)
Income tax benefit from continuing operations	(412)	(211)	(623)
Net loss from continuing operations	(1,237)	(617)	(1,854)
Net loss	(1,237)	(617)	(1,854)
Net loss attributable to common shareholders	(1,623)	(617)	(2,240)
Basic loss per common share: Continuing operations	(0.39)	(0.15)	(0.54)
Total basic loss per common share	(0.39)	(0.15)	(0.54)
Diluted loss per common share: Continuing operations	(0.39)	(0.15)	(0.54)
Total diluted loss per common share	(0.39)	(0.15)	(0.54)

Consolidated Statement of Comprehensive Income (Loss) for the quarter ended June 30, 2025 (unaudited)	As Reported	Correction	As Restated
Net loss	$(1,237)	$(617)	$(1,854)
Comprehensive loss	(1,227)	(617)	(1,844)

Consolidated Statement of Changes in Shareholders' Equity for the quarter ended June 30, 2025 (unaudited)	As Reported	Correction	As Restated
Retained Earnings as of April 1, 2025	$43,082	$(4,964)	$38,118
Total Shareholders' Equity as of April 1, 2025	110,085	(4,964)	105,121
Net loss	(1,237)	(617)	(1,854)
Retained Earnings as of June 30, 2025	41,128	(5,581)	35,547
Total Shareholders' Equity as of June 30, 2025	108,223	(5,581)	102,642

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Consolidated Statement of Cash Flows for the six months ended June 30, 2025 (unaudited)	As Reported	Correction	As Restated
Net loss from continuing operations	$(1,572)	$(1,220)	$(2,792)
Net loss	(1,572)	(1,220)	(2,792)
Provision for credit losses	11,664	503	12,167
Deferred tax benefit	(189)	277	88
Net gains on sales of government guaranteed loans	(13,463)	527	(12,936)
Net amortization of deferred loan costs	—	1,810	1,810
Change in Accrued interest receivable	(340)	610	270
Change in Other assets	(3,170)	(1,386)	(4,556)
Change in Other liabilities	(2,820)	688	(2,132)
Net cash provided by operating activities of continuing operations	137,457	1,809	139,266
Net cash provided by operating activities	137,457	1,809	139,266
Loan originations, net	(202,226)	(1,809)	(204,035)
Net cash used in investing activities	(196,508)	(1,809)	(198,317)
Transfer of loans and leases held for investment to loans held for sale	136,073	527	136,600

Consolidated Balance Sheet as of September 30, 2025 (unaudited)	As Reported	Correction	As Restated
Loans HFI, at amortized cost	$936,903	$(5,574)	$931,329
Net loans HFI, at amortized cost	912,418	(5,574)	906,844
Accrued interest receivable	8,898	(2,098)	6,800
Deferred income tax asset	5,839	1,201	7,040
Other assets	14,119	715	14,834
Total assets	1,345,978	(5,756)	1,340,222
Retained earnings	21,841	(5,756)	16,085
Total shareholders’ equity	89,728	(5,756)	83,972
Total liabilities and shareholders’ equity	1,345,978	(5,756)	1,340,222

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Consolidated Statement of Income (Loss) for the quarter ended September 30, 2025 (unaudited)	As Reported	Correction	As Restated
Interest income loans, including fees	$20,708	$38	$20,746
Total interest income	21,654	38	21,692
Net interest income	11,280	38	11,318
Provision for credit losses	10,915	250	11,165
Net interest income after provision for credit losses	365	(212)	153
Gain on sale of government guaranteed loans, net	3,063	(24)	3,039
Total noninterest income	(1,046)	(24)	(1,070)
Loss from continuing operations before income taxes	(25,896)	(236)	(26,132)
Income tax benefit from continuing operations	(6,994)	(61)	(7,055)
Net loss from continuing operations	(18,902)	(175)	(19,077)
Net loss	(18,902)	(175)	(19,077)
Net loss attributable to common shareholders	(19,287)	(175)	(19,462)
Basic loss per common share: Continuing operations	(4.66)	(0.05)	(4.71)
Total basic loss per common share	(4.66)	(0.05)	(4.71)
Diluted loss per common share: Continuing operations	(4.66)	(0.05)	(4.71)
Total diluted loss per common share	(4.66)	(0.05)	(4.71)

Consolidated Statement of Comprehensive Income (Loss) for the quarter ended September 30, 2025 (unaudited)	As Reported	Correction	As Restated
Net loss	$(18,902)	$(175)	$(19,077)
Comprehensive loss	(18,603)	(175)	(18,778)

Consolidated Statement of Changes in Shareholders' Equity for the quarter ended September30, 2025 (unaudited)	As Reported	Correction	As Restated
Retained Earnings as of July 1, 2025	$41,128	$(5,581)	$35,547
Total Shareholders' Equity as of July 1, 2025	108,223	(5,581)	102,642
Net loss	(18,902)	(175)	(19,077)
Retained Earnings as of September 30, 2025	21,841	(5,756)	16,085
Total Shareholders' Equity as of September 30, 2025	89,728	(5,756)	83,972

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

Consolidated Statement of Cash Flows for the nine months ended September 30, 2025 (unaudited)	As Reported	Correction	As Restated
Net loss from continuing operations	$(20,474)	$(1,395)	$(21,869)
Net loss	(20,474)	(1,395)	(21,869)
Provision for credit losses	22,579	753	23,332
Deferred tax benefit	(189)	(6,656)	(6,845)
Net gains on sales of government guaranteed loans	(16,526)	551	(15,975)
Net amortization of deferred loan costs	—	2,727	2,727
Change in Accrued interest receivable	257	573	830
Change in Other assets	(8,207)	5,485	(2,722)
Change in Other liabilities	636	688	1,324
Net cash provided by operating activities of continuing operations	184,764	2,726	187,490
Net cash provided by operating activities	184,764	2,726	187,490
Loan originations, net	(226,566)	(2,726)	(229,292)
Net cash used in investing activities	(220,513)	(2,726)	(223,239)
Transfer of loans and leases held for investment to loans held for sale	283,856	551	284,407
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
Accrued interest receivable is excluded from the amortized costs and fair values of both held-to-maturity and available-for-sale securities and included in accrued interest receivable on the Consolidated Balance Sheets. Investment securities are placed on nonaccrual status when principal or interest is contractually past due more than ninety days, or management does not expect full payment of principal and interest. We do not record an ACL for accrued interest receivable on investment securities, as the amounts are written-off when the investment is placed on nonaccrual status. There were no nonaccrual investment securities in any of the periods presented in the consolidated financial statements.
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
NOTE 4 – LOANS
Loans HFI, excluding loans measured at fair value, at December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Real estate:	(As restated)	(As restated)
Residential	$365,427	$330,870
Commercial	215,771	305,721
Construction and land	48,397	32,914
Commercial and industrial	181,566	226,522
Commercial and industrial - PPP	6	941
Consumer and other	86,441	93,826
Loans HFI, excluding loans measured at fair value, gross	897,608	990,794
Deferred loan costs, net	10,491	15,230
Discount on government guaranteed loans(1)	(6,811)	(8,306)
Premium on loans purchased, net	2,650	3,739
Allowance for credit losses	(21,996)	(15,512)
Net loans HFI, excluding loans measured at fair value	$881,942	$985,945
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
NOTE 5 - ALLOWANCE FOR CREDIT LOSSES
The following schedules present the activity in the ACL by loan segment for the year ended December 31, 2025 and December 31, 2024:

	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Commercial and Industrial - PPP	Consumer and Other	Total
Year Ended
December 31, 2025 (as restated)
Beginning Balance	$1,181	$2,096	$507	$9,607	$—	$2,121	$15,512
Charge-offs	(983)	(503)	—	(16,422)	(1)	(2,367)	(20,276)
Recoveries	27	5	—	497	1	734	1,264
Provision	2,044	225	123	21,752	—	1,352	25,496
Ending Balance	$2,269	$1,823	$630	$15,434	$—	$1,840	$21,996
December 31, 2024 (as restated)
Beginning Balance	$1,987	$1,818	$519	$6,579	$—	$2,594	$13,497
Charge-offs	(20)	(83)	—	(11,599)	—	(2,944)	(14,646)
Recoveries	1	7	—	606	—	321	935
Provision	(787)	354	(12)	14,021	—	2,150	15,726
Ending Balance	$1,181	$2,096	$507	$9,607	$—	$2,121	$15,512
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

The table below sets forth principal balance for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at December 31, 2025 and gross write offs for the year ended December 31, 2025 (as restated):

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$21,998	$39,871	$39,799	$33,762	$24,573	$35,268	$2,480	$—	$197,751
Special mention	—	79	394	1,436	111	297	15	—	2,332
Substandard	—	5,111	3,183	4,426	759	2,209	—	—	15,688
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans, at amortized cost, gross	21,998	45,061	43,376	39,624	25,443	37,774	2,495	—	215,771
Gross write offs	—	—	138	277	—	88	—	—	503

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - construction and land
Risk Rating
Pass	7,977	5,266	8,849	10,487	1,049	—	—	—	33,628
Special mention	—	1,069	—	—	—	—	—	—	1,069
Substandard	—	—	13,700	—	—	—	—	—	13,700
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction and land loans, at amortized cost, gross	7,977	6,335	22,549	10,487	1,049	—	—	—	48,397
Gross write offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Risk Rating
Pass	44,674	40,705	24,250	22,538	3,418	19,740	11,362	—	166,687
Special mention	386	702	1,330	950	98	1,150	79	—	4,695
Substandard	41	1,155	3,369	2,114	353	2,939	40	—	10,011
Doubtful	13	—	22	45	8	85	—	—	173
Total commercial and industrial loans, at amortized cost, gross	45,114	42,562	28,971	25,647	3,877	23,914	11,481	—	181,566
Gross write offs	375	3,780	5,611	2,848	410	3,365	33	—	16,422

Commercial and industrial - PPP
Risk Rating
Pass	—	—	—	—	—	6	—	—	6
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial - PPP loans, at amortized cost, gross	—	—	—	—	—	6	—	—	6
Gross write offs	—	—	—	—	—	1	—	—	1

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The table below sets forth principal balance for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at December 31, 2024 and gross write offs for the year ended December 31, 2024 (as restated):

						Revolving	Revolving
						Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$58,597	$67,244	$67,994	$46,851	$52,733	$2,430	$—	$295,849
Special mention	153	919	2,890	538	489	15	—	5,004
Substandard	—	2,971	857	99	941	—	—	4,868
Doubtful	—	—	—	—	—	—	—	—
Total real estate - commercial loans, at amortized cost, gross	58,750	71,134	71,741	47,488	54,163	2,445	—	305,721
Gross write offs	—	—	83	—	—	—	—	83

Real estate - construction and land
Risk Rating
Pass	1,947	18,261	9,891	2,815	—	—	—	32,914
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate - construction and land loans, at amortized cost, gross	1,947	18,261	9,891	2,815	—	—	—	32,914
Gross write offs	—	—	—	—	—	—	—	—

Commercial and industrial
Risk Rating
Pass	84,402	40,301	32,982	10,715	36,641	8,778	—	213,819
Special mention	189	1,991	3,003	682	3,696	—	—	9,561
Substandard	31	1,464	725	—	626	116	—	2,962
Doubtful	—	93	—	7	80	—	—	180
Total commercial and industrial loans, at amortized cost, gross	84,622	43,849	36,710	11,404	41,043	8,894	—	226,522
Gross write offs	—	3,632	3,360	368	4,239	—	—	11,599

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

						Revolving	Revolving
						Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total

Commercial and industrial - PPP
Risk Rating
Pass	—	—	—	135	302	—	—	437
Special mention	—	—	—	—	504	—	—	504
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial - PPP loans, at amortized cost, gross	—	—	—	135	806	—	—	941
Gross write offs	—	—	—	—	—	—	—	—
The Company considers the performance of the loan portfolio to determine its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan by payment activity. The following table presents the principal balance at December 31, 2025 of residential and consumer loans based on payment activity as well as gross write offs for the year ended December 31, 2025 (as restated).

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$9,162	$31,950	$24,494	$67,942	$21,372	$15,775	$188,568	$—	$359,263
Nonperforming	—	150	550	716	867	2,512	1,369	—	6,164
Total real estate - residential loans, at amortized cost, gross	9,162	32,100	25,044	68,658	22,239	18,287	189,937	—	365,427
Gross write offs	—	—	—	141	—	—	842	—	983

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Consumer and other
Payment Performance
Performing	12,047	50,220	17,921	4,220	171	49	1,504	—	86,132
Nonperforming	—	240	20	49	—	—	—	—	309
Total consumer and other loans, at amortized cost, gross	12,047	50,460	17,941	4,269	171	49	1,504	—	86,441
Gross write offs	235	682	254	1,089	23	9	75	—	2,367
The following table presents the principal balance at December 31, 2024 of residential and consumer loans based on payment activity as well as gross write offs for the year ended December 31, 2024(as restated) .

						Revolving	Revolving
						Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$29,086	$26,473	$65,598	$32,235	$26,395	$145,265	$—	$325,052
Nonperforming	—	—	3,565	293	—	1,960	—	5,818
Total real estate - residential loans, at amortized cost, gross	29,086	26,473	69,163	32,528	26,395	147,225	—	330,870
Gross write offs	—	—	—	—	20	—	—	20

Consumer and other
Payment Performance
Performing	59,591	21,860	9,840	603	53	1,584	—	93,531
Nonperforming	84	—	186	—	—	25	—	295
Total consumer and other loans, at amortized cost, gross	59,675	21,860	10,026	603	53	1,609	—	93,826
Gross write offs	—	241	2,351	35	317	—	—	2,944

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
The carrying values and estimated fair values of financial instruments not carried at fair value, at December 31, 2025 and December 31, 2024 are as follows:

		December 31, 2025		December 31, 2024
		(as restated)		(as restated)
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$206,982	$206,982	$77,788	$77,788
Time deposits in banks	2	—	—	2,270	2,212
Investment securities held to maturity	2	2,493	2,384	2,488	2,346
Nonmarketable equity securities, at cost	2	4,656	4,656	4,526	4,526
Loans HFI, at amortized cost	3	881,942	894,320	985,945	982,137
Accrued interest receivable	2	6,317	6,317	7,630	7,630
Government guaranteed loan servicing rights	3	12,580	16,041	16,534	19,473
Liabilities:
Noninterest-bearing deposit accounts	2	$95,731	$95,731	$101,743	$101,743
Interest-bearing transaction accounts	2	231,227	231,227	256,793	256,793
Savings and money market deposit accounts	2	454,639	454,639	474,425	474,425
Time deposits	2	402,341	403,394	310,268	307,925
Subordinated notes	2	5,962	5,877	5,956	5,511
Notes payable	2	1,593	1,590	1,934	1,919
Accrued interest payable	2	1,133	1,133	1,036	1,036
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
The following table presents the components of net gain on sale of government guaranteed loans for the year ended December 31, 2025 and December 31, 2024:

	Year Ended
	December 31, 2025	December 31, 2024
	(as restated)	(as restated)
Gain on sale of guaranteed portion of government guaranteed loans	$6,504	$18,829
Fair value of loan servicing rights created	4,665	7,833
Gain on sale of government guaranteed loans, net	$11,169	$26,662
NOTE 8 - PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Land and improvements	$5,530	$5,530
Building and improvements	25,146	25,130
Leasehold improvements	3,092	3,176
Furniture, fixtures, and equipment	8,028	7,987
Fixed assets in process	—	37
Total premises and equipment	41,796	41,860
Accumulated depreciation and amortization	(10,608)	(8,611)
Net premises and equipment (1)	$31,188	$33,249
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
NOTE 14 – INCOME TAXES
The Company operates solely within the United States and has no foreign operations. Income tax expense (benefit) for the year ended December 31, 2025 and December 31, 2024 was as follows:

	2025	2024
Current tax provision from continuing operations:	(as restated)	(as restated)
Federal	$(488)	$3,006
State	(206)	792
Total current tax provision from continuing operations	(694)	3,798
Deferred expense (benefit) from continuing operations:
Federal	(6,158)	(237)
State	(1,602)	(43)
Total deferred expense from continuing operations	(7,760)	(280)
Income tax expense (benefit) from continuing operations	(8,454)	3,518
Income tax benefit from discontinued operations	—	$(23)
Total	$(8,454)	$3,495
The effective tax rate differed from the federal statutory rate of 21% in 2025 and 2024. The summary of the differences are as follows:

	2025		2024
	(As restated)		(As Restated)
Federal tax based on federal corporate statutory rate	$(6,934)	21.0%	$2,864
Domestic state tax expense, net of federal benefit (1)	(1,428)	4.3%	592
Changes resulting from:
BOLI income	(158)	0.5%	(150)
Nondeductible Expenses	63	(0.2)%	93
Other, net	3	—%	119
Income tax expense (benefit) from continuing operations	(8,454)	25.6%	3,518
Income tax benefit from discontinued operations	—	—%	(23)
Total income tax expense (benefit)	$(8,454)	25.6%	$3,495
(1) State taxes in Florida make up the majority (greater than 50%) of the tax expense in this category
Cash taxes paid for the year ended December 31, 2025 was as follows:

Cash Taxes Paid	2025
Federal	$4,250
State
Florida	850
Other	196
Total	$5,296

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Deferred tax assets and liabilities at December 31, 2025 and December 31, 2024 were due to the following:

	2025	2024
Deferred tax assets:	(As restated)	(As restated)
Allowance for credit losses	$5,679	$4,106
Net operating loss carryforward	4,070	16
Deferred loan fees	—	288
Discount on loans sold	1,042	1,159
Unrealized loss on available for sale securities	651	1,032
Operating lease liabilities	3,323	3,684
Accrued bonuses	—	288
Fair value adjustments on HFI government guaranteed loans and HFS loans	1,631	311
Other	1,368	1,437
Total gross deferred tax assets	17,764	12,321
Deferred tax liabilities:
Fair value adjustments on HFI government guaranteed loans and HFS loans	—	—
Government guaranteed loan servicing rights	(3,152)	(4,197)
Deferred loan costs	(2,391)	(2,596)
Right-of-use operating lease assets	(3,634)	(4,015)
Depreciation	(761)	(1,068)
Total gross deferred tax liabilities	(9,938)	(11,876)
Net deferred tax asset	$7,826	$445
At December 31, 2025, the Company had $16,067 federal net operating loss carryforward and $16,093 of state net operating loss carryforward. At December 31, 2024, the Company had no federal net operating loss carryforward and $16 of state net operating loss carryforward. The Company expects to fully utilize the net operating losses.
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
In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and included a transition option that allows banking organizations to phase in, over a three year period, the day one adverse effects of adoption on their regulatory capital ratios (three year transition option). In connection with the adoption of ASC

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
326 on January 1, 2023, the Company recognized an after-tax cumulative effect reduction to retained earnings. The Company elected to adopt the three year transition option and the deferral has been applied in capital ratios presented below. Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2025 (as restated):

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$91,085	9.48%	$76,867	8.00%	$96,084	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$78,951	8.22%	$57,650	6.00%	$76,867	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$78,951	8.22%	$43,238	4.50%	$62,455	6.50%
Tier 1 Capital
(to Average Assets)	$78,951	5.98%	$52,837	4.00%	$66,046	5.00%
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2024 (as restated):

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$119,926	11.75%	$81,628	8.00%	$102,035	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$107,146	10.50%	$61,221	6.00%	$81,628	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$107,146	10.50%	$45,916	4.50%	$66,323	6.50%
Tier 1 Capital
(to Average Assets)	$107,146	8.49%	$50,493	4.00%	$63,116	5.00%
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
The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2025 and December 31, 2024:

	Year Ended December 31,
	2025	2024
Basic:	(As restated)	(As restated)
Income (loss) from continuing operations	$(24,565)	$10,259
Loss from discontinued operations	—	(69)
Net income (loss)	(24,565)	10,190
Less: Preferred stock dividend paid and earned	1,541	1,541
Net income available to (loss attributable to) common shareholders	$(26,106)	$8,649
Weighted average common shares outstanding	4,129,655	4,133,082

Basic earnings (loss) per common share:
Continuing operations	$(6.32)	$2.11
Discontinued operations	—	(0.02)
Total	$(6.32)	$2.09

Diluted:
Income (loss) from continuing operations	$(24,565)	$10,259
Loss from discontinued operations	—	(69)
Net income (loss)	(24,565)	10,190
Less: Preferred stock dividend paid and earned	1,541	1,541
Add: Series B preferred stock and preferred C stock dividends	—	—
Net income available to (loss attributable to) common shareholders	$(26,106)	$8,649
Weighted average common shares outstanding for basic earnings per common share	4,129,655	4,133,082
Add: Dilutive effects of conversion of Series B preferred stock and Preferred C to common stock	—	—
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—
Average shares and dilutive potential common shares	4,129,655	4,133,082

Diluted earnings (loss) per common share:
Continuing operations	$(6.32)	$2.11
Discontinued operations	—	(0.02)
Total	$(6.32)	$2.09
-

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
The following securities outstanding at December 31, 2025 and December 31, 2024 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of earnings (loss) per share are antidilutive:

	Year Ended December 31,
	2025	2024
		(As restated)
Common stock options	362,551	365,680
Convertible Series B preferred stock	3,210	3,210
Convertible Series C preferred stock	6,446	6,446
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
Financial information of BayFirst Financial Corp. follows:

BALANCE SHEETS - PARENT COMPANY
	December 31,
	2025	2024
Assets:	(As restated)	(As restated)
Cash on deposit with subsidiary	$769	$479
Investment in subsidiary	87,447	113,309
Other assets	1,120	1,044
Total Assets	$89,336	$114,832
Liabilities:
Subordinated notes	$5,962	$5,956
Notes payable	1,593	1,934
Accrued interest payable	170	10
Accrued expenses and other liabilities	31	373
Total liabilities	7,756	8,273
Stockholders' equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding; aggregate liquidation preference of $6,683 and $6,395 at December 31, 2025 and December 31, 2024, respectively	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding; aggregate liquidation preference of $3,338 and $3,210 at December 31, 2025 and December 31, 2024, respectively	3,123	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 6,446 shares issued and outstanding; aggregate liquidation preference of $6,801 and $6,446 at December 31, 2025 and December 31, 2024, respectively	6,446	6,446
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,108,609 and 4,132,986 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	54,371	54,764
Accumulated other comprehensive loss, net	(1,960)	(2,956)
Unearned compensation	(335)	(752)
Retained earnings	13,774	39,773
Total stockholders' equity	81,580	106,559
Total liabilities and stockholders' equity	$89,336	$114,832

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

STATEMENTS OF INCOME (LOSS) - PARENT COMPANY
	For the Year Ended December 31,
	2025	2024
Income:	(As restated)	(As restated)
Dividend and interest income from bank subsidiary	$3,300	$3,775
Expense:
Interest expense	405	459
Other expenses	675	362
Total expense	1,080	821
Income before taxes and equity in earnings of subsidiary	2,220	2,954
Income tax benefits	(266)	(219)
Income before equity in earnings of subsidiary	2,486	3,173
Equity in undistributed earnings of subsidiary	(27,051)	7,017
Net income (loss)	$(24,565)	$10,190

STATEMENTS OF CASH FLOWS - PARENT COMPANY
	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:	(As restated)	(As restated)
Net income	$(24,565)	$10,190
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings from subsidiary	27,051	(7,017)
Amortization of debt issuance costs	6	7
Change in other assets	(77)	(133)
Change in other liabilities and accrued interest payable	(258)	(250)
Net cash provided by operating activities	2,157	2,797
Cash flows from financing activities:
Net increase of loans to bank subsidiary	—	17
Payments on notes payable	(341)	(455)
Proceeds from sale of common stock, net	50	(23)
Share buyback - redeemed stock	(335)	—
Unearned ESOP shares allocation	193	53
Dividends paid on common stock	(663)	(1,323)
Dividends paid on preferred stock	(771)	(1,541)
Net cash provided by (used in) financing activities	(1,867)	(3,272)
Net change in cash	290	(475)
Cash at beginning of year	479	954
Cash at end of year	$769	$479

NOTE 22 – SUBSEQUENT EVENTS
Management evaluated all additional events subsequent to the balance sheet date through the date the consolidated financial statements were issued and determined that the following items are required to be disclosed.

BAYFIRST FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Restatement of Previously Issued Financial Statements
As previously disclosed in the Current Report on Form 8-K filed with the SEC on July 15, 2026, the Company is restating its previously issued financial statements as and for the years ended December 31, 2024, and December 31, 2025, and the quarter ended March 31, 2026. See Note 1 of the financial statements for more details.
Stock Purchase and Exchange Agreements and Rights Offering
On July 14, 2026, the Company obtained shareholder approval to amend the BayFirst Financial Corp. Articles of Incorporation to increase the number of authorized shares of the common stock from 15,000,000 to 100,000,000 and exchanged all 4,000 outstanding shares of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series D, and all 4,000 outstanding shares of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series E for a total of 22,856,000 shares of common stock. Upon conversion, all shares of Series D and Series E Preferred Stock were retired. Management also noted a Mid-August launch date for the rights offering, discussed in the Stock Purchase Agreement included with the Company’s Form 8-K and the exhibits dated April 28, 2026, and filed with the Securities and Exchange Commission on April 30, 2026.
Asset Resolution Plan
The Company has completed and quantified the impact of the asset resolution plan adopted in accordance with the transactions contemplated by the Stock Purchase Agreement dated April 28, 2026. The nature, scope, and potential impact of the asset resolution plan were discussed in the Company’s Form 8-K and the exhibits incorporated therein, filed with the Securities and Exchange Commission on April 30, 2026.
The asset resolution plan includes the identification of specific loans within the Company’s government guaranteed loan portfolio, as well as adjustments to the net amount expected to be collected on over 7,000 unguaranteed SBA 7(a) small balance loans. These adjustments impact loans measured at amortized cost in accordance with ASC 326 and loans measured at fair value in accordance with ASC 825. These adjustments amount to $38.4 million.
Furthermore, the Company will book an impairment of $1.5 million on a non-marketable equity investment in a firm who was a partner with the Company’s former SBA 7(a) lending business and will also write down by $1.6 million the unamortized premiums on the Company’s portfolio of purchased fully guaranteed USDA loans which are at risk of default or early prepayment.
Redemption of Series A and Series B Preferred Shares
On July 20, 2026, the Company sent notifications to holders of Series A and Series B Preferred Shares formally redeeming all outstanding. On August 10, 2026, payment in the amount of $6.5 million for Preferred Series A, including accrued dividends of $0.3 million, and payment in the amount of $3.2 million for Preferred Series B, including accrued dividends of $0.1 million.
Management
On April 28, 2026, the Board elected Alfred Rogers, Jr. (“Al”) as Chief Executive Officer and President of the Bank, in place of Tom Zernick who retired on May 1, 2026. On May 14, 2026, the BayFirst Financial Corp. received the non-objection of the Federal Reserve Bank of Atlanta, to appoint Al to serve as the Company’s President and Chief Executive Officer, principal executive officer, and as a member of its Board of Directors.
Rights Offering
On April 30, 2026, the Company filed a registration statement on Form S-1 regarding the public offering of up to 4,108,072 shares of Common Stock at an offering price of $3.50 per share. The Company intends to exclusively market this offering to its shareholders of record on May 12, 2026.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Risk Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025, the last day of the period covered by this Annual Report.
Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Risk Officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2025
Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of December 31, 2025, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Amended Annual Report on Form 10-K/A fairly present in all material respects our financial condition, results of operations, and cash flows as of the dates presented and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the material weakness described below.
We identified a material weakness in our internal control over financial reporting related to operating effectiveness of control activities and monitoring of how loans are placed in nonaccrual status and charged off as well as how origination costs are recognized on loans after a portion of the loan has been sold and the resulting gain on sale of government guaranteed loans is calculated. Insufficient review of expense and charge off entries by personnel without appropriate subject matter expertise, management of the same personnel and internal audit. Specifically, procedures used with the system of record were incomplete or incorrect.
This material weakness resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Remediation Plan
Management has begun implementing the following measures to remediate the material weakness:
•Reviews of all related procedures for completeness and correctness
•Training of personnel and management
•Escalation process to senior management
•Evaluating automating steps to insure consistent and correct processes

Management expects this plan to be implemented in the third quarter of 2026.
We will not consider the material weakness remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. The Audit Committee of our Board of Directors is monitoring these remediation efforts.
Item 9B. Other Information
In October 2024, the Company adopted an Insider Trading and Confidentiality Policy, designed to promote compliance with insider trading laws and Nasdaq listing standards. A copy of that policy is filed as Exhibit 19.1 to this Form 10-K/A.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part I
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
Calculation and recovery erroneously awarded compensation
On July 14, 2026, Company management recommended to the Audit Committee of the Board of Directors, and the Audit Committee agreed, that the Company’s consolidated financial statements as of and for the years ended December 31, 2024, and December 31, 2025, and the quarter ended March 31, 2026, should be restated. As a result, the Company has performed a recovery analysis of incentive-based compensation received by Company executive officers during the relevant recovery period pursuant to 17 CFR Section 240.10D-1(b).
Pursuant to that analysis, the Company has determined that a total of $316,946 in erroneously awarded incentive compensation must be recovered from four current and former Company executive officers.
The Company determined such amount based on its recalculating its post-tax net income and the corresponding portion of the cash bonuses paid to such executive officers for the three-year period of 2023, 2024, and 2025.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under the equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2025. The Company does not have any outstanding warrants. Additional information regarding stock incentive plans is presented in Note 12 to the consolidated financial statements included pursuant to Item 8 to this Form 10-K/A.

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
(1) Audit fees pertain to professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K/A, reviews of interim financial statements that were included in various registration statements during 2025 and 2024, services that are typically provided in connection with statutory and regulatory filings or engagements for those years, the issuance of consent letters for relevant SEC filings, and the filing of our Registration Statements on Form S-1 and Form S-8.
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

BAYFIRST FINANCIAL CORP.

Date:	August 12, 2026

By:	/s/ Robin L. Oliver
Robin L. Oliver
Chief Operating Officer (Principal Executive Officer)

Date:	August 12, 2026

By:	/s/ Scott J. McKim
Scott J. McKim
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Derek S. Berset Derek S. Berset	Director	8/12/2026
/s/ Mark S. Berset Mark S. Berset	Director	8/12/2026
/s/ Dennis R. DeLoach, III Dennis R. DeLoach, III	Director	8/12/2026
/s/ Alexander Harris Alexander Harris	Director	8/12/2026
/s/ Anthony N. Leo Anthony N. Leo	Director	8/12/2026
/s/ Scott J. McKim Scott J. McKim	Chief Financial Officer (Principal Financial And Accounting Officer)	8/12/2026
/s/ Robin L. Oliver Robin L. Oliver	Chief Operating Officer and Director (Principal Executive Officer)	8/12/2026
/s/ Christos Politis, M.D. Christos Politis, M.D.	Director	8/12/2026
/s/ Alfred T. Rogers, Jr. Alfred T. Rogers, Jr.	President, Chief Executive Officer, and Director	8/12/2026
/s/ Anthony Saravanos Anthony Saravanos	Director	8/12/2026
/s/ Bradly W. Spoor Bradly W. Spoor	Director	8/12/2026
/s/ Sheryl WuDunn Sheryl WuDunn	Director	8/12/2026
/s/ Barbara Zipperian Barbara Zipperian	Director	8/12/2026