Form 10-Q/A
period 2026-03-31
BayFirst Financial Corp.
filed 2026-08-12
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

EXPLANATORY NOTE

BayFirst Financial Corp. ("we," "us," “BayFirst” or the “Company”) is filing this Amendment No. 1 ("Amendment No. 1") to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, originally filed with the Securities and Exchange Commission ("SEC") on May 12, 2026 (the "Original Filing"), solely to revise the disclosure set forth in Part I, Item 4 under the heading "Controls and Procedures." This Form 10-Q/A includes restated condensed consolidated financial statements as of March 31, 2026 and December 31, 2025 and for the fiscal quarters ended March 31, 2026 and March 31, 2025.

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
During this process, management also identified $2.8 million, pretax, of deferred origination costs and $2.1 million, pretax, of accrued interest as of March 31, 2026, related to unguaranteed portions of SBA 7(a) loans which had defaulted or were placed into nonaccrual status in prior periods, which resulted in a material understatement of provision for credit losses expense and overstatement of net interest income during the effected quarterly periods in which the errors accumulated in 2024, 2025, and the first quarter of 2026. income during the effected quarterly periods in which the errors accumulated in 2024, 2025, and the first quarter of 2026. Included in the amounts above, provision was understated by $326 thousand, pretax, and net interest income was overstated by $9 thousand, pretax, for the quarter end March 31, 2026. Furthermore, management identified $3.4 million, pretax, of deferred origination costs which should have been netted against gain on sale of guaranteed SBA 7a loans which resulted in a material over statement of gain on sale of government guaranteed loans, during the affected quarterly periods in which the error accumulated in 2024 and 2025.
Items Amended in this Filing
This Amendment No. 1 amends and restates the following items of the Original Form 10-Q:
Part I - Item 1: Financial Statements
Part I - Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I - Item 4: Controls and Procedures
Part II - Item 6: Exhibits
The principal executive officer and principal financial officer provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-Q/A as Exhibits 31.1, 31.2, and 32. This Form 10-Q/A also includes new consents of the Company’s independent registered public accounting firms as Exhibits 23.1.
For the convenience of the reader, this Form 10-Q/A sets forth each item of Form 10-Q in its entirety, as such information is modified and superseded where necessary to reflect the restatement. Except as provided above, this Amendment does not reflect events occurring subsequent to the filing of the Form 10-Q and does not amend or otherwise update any information in the Form 10-Q.

2

BayFirst Financial Corp.

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q/A or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

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

BAYFIRST FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Part I - Financial Information
Item 1. Financial Statements

	March 31, 2026	December 31, 2025	(1)
	As restated	As restated
ASSETS
Cash and due from banks	$6,848	$5,123
Interest-bearing deposits in banks	127,617	201,859
Cash and cash equivalents	134,465	206,982
Investment securities available for sale, at fair value (amortized cost: $31,268 and $31,974 at March 31, 2026 and December 31, 2025, respectively)	28,531	29,363
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $9 and $7 (fair value: $2,378 and $2,384 at March 31, 2026 and December 31, 2025, respectively)	2,491	2,493
Nonmarketable equity securities	4,662	4,656
Government guaranteed loans HFI, at fair value	51,807	54,076
Loans HFI, at amortized cost	872,413	903,938
Allowance for credit losses on loans	(20,632)	(21,996)
Net loans HFI, at amortized cost	851,781	881,942
Accrued interest receivable	5,570	6,317
Premises and equipment, net	30,690	31,188
Loan servicing rights	11,334	12,580
Deferred income tax asset	9,862	7,826
Right-of-use operating lease assets	14,171	14,504
Bank owned life insurance	27,457	27,264
Other real estate owned	400	400
Other assets	16,450	14,678
Total assets	$1,189,671	$1,294,269
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposit accounts	$111,476	$95,731
Interest-bearing transaction accounts	153,860	231,227
Savings and money market deposit accounts	432,781	454,639
Time deposits	387,752	402,341
Total deposits	1,085,869	1,183,938
Subordinated notes	6,099	5,962
Notes payable	1,479	1,593
Accrued interest payable	958	1,133
Operating lease liabilities	13,003	13,264
Accrued expenses and other liabilities	6,635	6,799
Total liabilities	1,114,043	1,212,689

BAYFIRST FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS CONTINUED
(Dollars in thousands, except per share data)

	March 31, 2026	December 31, 2025	(1)
	As restated	As restated
Shareholders’ equity:
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at March 31, 2026 and December 31, 2025; aggregate liquidation preference of $6,827 at March 31, 2026 and $6,683 at December 31, 2025	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at March 31, 2026 and December 31, 2025; aggregate liquidation preference of $3,402 at March 31, 2026 and $3,338 at December 31, 2025	3,123	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 6,446 shares issued and outstanding at March 31, 2026 and December 31, 2025; aggregate liquidation preference of $6,978 at March 31, 2026 and $6,801 at December 31, 2025	6,446	6,446
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,108,072 and 4,108,609 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	54,390	54,371
Accumulated other comprehensive loss, net	(2,054)	(1,960)
Unearned compensation	(282)	(335)
Retained earnings	7,844	13,774
Total shareholders’ equity	75,628	81,580
Total liabilities and shareholders’ equity	$1,189,671	$1,294,269

(1) Derived from audited consolidated financial statements as amended

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
	As restated	As restated
Interest income:
Loans, including fees	$15,921	$19,362
Interest-bearing deposits in banks and other	1,509	934
Total interest income	17,430	20,296
Interest expense:
Deposits	7,893	9,431
Borrowings	97	255
Total interest expense	7,990	9,686
Net interest income	9,440	10,610
Provision for credit losses	3,404	4,560
Net interest income after provision for credit losses	6,036	6,050
Noninterest income:
Loan servicing income, net	770	736
Gain (loss) on sale of government guaranteed loans, net	(97)	7,064
Service charges and fees	490	449
Government guaranteed loans fair value loss, net	(533)	(755)
Government guaranteed loan packaging fees	—	716
Gain on sale of premises and equipment	13	—
Other noninterest income	241	278
Total noninterest income	884	8,488
Noninterest expense:
Salaries and benefits	5,069	7,998
Bonus, commissions, and incentives	290	71
Occupancy and equipment	1,368	1,634
Data processing	1,489	2,045
Marketing and business development	123	487
Professional services	1,164	732
Loan servicing and origination expense	3,836	1,035
Employee recruiting and development	202	617
Regulatory assessments	578	339
Other noninterest expense	767	855
Total noninterest expense	14,886	15,813
Loss before income taxes	(7,966)	(1,275)
Income tax benefit	(2,036)	(337)
Net loss	(5,930)	(938)
Preferred stock dividends	385	385
Net loss attributable to common shareholders	$(6,315)	$(1,323)
Basic loss per common share	$(1.54)	$(0.32)
Diluted loss per common share	$(1.54)	$(0.32)
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
	As restated	As restated
Net loss	$(5,930)	$(938)
Net unrealized gains (losses) on investment securities available for sale	(126)	799
Deferred income tax expense (benefit)	32	(221)
Other comprehensive income (loss), net	(94)	578
Comprehensive income (loss)	$(6,024)	$(360)
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2025 (as restated)	$6,161	$3,123	$6,446	$54,012	$(2,956)	$39,773	$106,559
Net loss	—	—	—	—	—	(938)	(938)
Repurchase of common stock	—	—	—	(335)	—	—	(335)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	(31)	—	—	(31)
Stock option expense	—	—	—	5	—	—	5
Other comprehensive income, net	—	—	—	—	578	—	578
Dividends declared on:
Preferred stock	—	—	—	—	—	(385)	(385)
Common stock ($0.08 per share)	—	—	—	—	—	(332)	(332)
Balance at March 31, 2025 (as restated)	$6,161	$3,123	$6,446	$53,651	$(2,378)	$38,118	$105,121

Balance at January 1, 2026 (as restated)	$6,161	$3,123	$6,446	$54,036	$(1,960)	$13,774	$81,580
Net loss	—	—	—	—	—	(5,930)	(5,930)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	18	—	—	18
Restricted stock expense, net of tax impact	—	—	—	53	—	—	53
Stock option expense	—	—	—	1	—	—	1
Other comprehensive loss, net	—	—	—	—	(94)	—	(94)
Balance at March 31, 2026 (as restated)	$6,161	$3,123	$6,446	$54,108	$(2,054)	$7,844	$75,628

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
	As restated	As restated
Cash flows from operating activities:
Net loss	$(5,930)	$(938)
Net loss from discontinued operations	—	—
Net income (loss)	(5,930)	(938)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of fixed assets	518	553
Net securities premium amortization	2	19
Amortization of debt issuance costs	2	1
Amortization of premium on loans purchased, net	161	322
Provision for credit losses	3,404	4,560
Accretion of discount on unguaranteed loans	(804)	(882)
Deferred tax benefit	(2,004)	(10)
Proceeds from sales of government guaranteed loans held for sale	665	76,557
Net (gains) losses on sales of government guaranteed loans	97	(7,064)
Net amortization of deferred loan costs	815	934
Change in fair value of government guaranteed loans HFI, at fair value	533	755
Amortization of loan servicing rights	1,246	1,726
Gain on sale of premises and equipment	(13)	—
Non-qualified stock purchase plan expense	—	5
Stock based compensation expense	54	(26)
Income from bank owned life insurance	(193)	(183)
Impairment of equipment and software	1,249	—
Capitalization of subordinated debt interest	135	—
Changes in:
Accrued interest receivable	747	391
Other assets	(2,428)	(719)
Accrued interest payable	(175)	17
Other liabilities	(472)	(920)
Net cash provided by operating activities of continuing operations	(2,391)	75,098
Cash flows from investing activities:
Purchase of investment securities available for sale	—	(2,480)
Principal payments on investment securities available for sale	704	733
Call of investment securities held to maturity	—	2,500
Net purchase of nonmarketable equity securities	(6)	(954)
Purchase of time deposits in banks	—	(5)
Maturity of time deposits in banks	—	250
Loan originations/(payments), net	27,289	(93,570)

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
	As restated	As restated
Purchase of premises and equipment	(7)	(73)
Loss on repossessed assets	59	—
Net cash provided by (used in) investing activities	28,039	(93,599)
Cash flows from financing activities:
Net change in deposits	(98,069)	(14,962)
Net decrease in short-term borrowings	—	20,000
Payments on notes payable	(114)	(114)
Proceeds from issuance of common stock for benefit plans, net	18	(5)
Common share buyback - redeemed stock	—	(335)
Dividends paid on common stock	—	(332)
Dividends paid on preferred stock	—	(385)
Net cash provided by (used in) financing activities	(98,165)	3,867
Net change in cash and cash equivalents	(72,517)	(14,634)
Cash and cash equivalents, beginning of period	206,982	77,788
Cash and cash equivalents, end of period	$134,465	$63,154
Supplemental cash flow information
Interest paid	$8,165	$9,669
Income taxes paid	3	—
Supplemental noncash disclosures
Net change in unrealized holding gains (losses) on investment securities available for sale, net of tax effect	(94)	578
Accumulated unpaid preferred dividends	(385)	—
Transfer of government guaranteed loans HFI to loans HFS	762	71,145
Transfer of loans HFI to repossessed assets	319	—

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
Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These statements should be read in conjunction with the consolidated financial statements as amended, and notes thereto for the year ended December 31, 2025.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements as amended, for the year ended December 31, 2025 in the Company’s Annual Report filed on Form 10-K/A. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
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
The Company has also updated all accompanying footnotes and disclosures affected by the correction within Note 3. Loans, Note 4. Allowance for Credit Losses, Note 5. Fair Value, Note 6. Government Guaranteed Loan Servicing Activities, Note 11. Regulatory Capital, and Note 13. Earnings per Common Share.
The following is a summary of the impacts on financial statement line items as of the year ended December 31, 2025 and as of and for the quarter ended March 31, 2026 and for the quarter ended March 31, 2025:

Condensed Consolidated Balance Sheet as of March 31, 2026	As Reported	Correction	As Restated
Loans HFI, at amortized cost	$878,619	$(6,206)	$872,413
Net loans HFI, at amortized cost	857,987	(6,206)	851,781
Accrued interest receivable	7,683	(2,113)	5,570
Deferred income tax asset	8,489	1,373	9,862
Other assets	15,743	707	16,450
Total assets	1,195,910	(6,239)	1,189,671
Retained earnings	14,083	(6,239)	7,844
Total shareholders’ equity	81,867	(6,239)	75,628
Total liabilities and shareholders’ equity	1,195,910	(6,239)	1,189,671

Condensed Consolidated Balance Sheet as of December 31, 2025	As Reported	Correction	As Restated
Loans HFI, at amortized cost	$909,818	$(5,880)	$903,938
Net loans HFI, at amortized cost	887,822	(5,880)	881,942
Accrued interest receivable	8,421	(2,104)	6,317
Deferred income tax asset	6,538	1,288	7,826
Other assets	13,971	707	14,678
Total assets	1,300,258	(5,989)	1,294,269
Retained earnings	19,763	(5,989)	13,774
Total shareholders’ equity	87,569	(5,989)	81,580
Total liabilities and shareholders’ equity	1,300,258	(5,989)	1,294,269

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

Condensed Consolidated Statement of Income for the quarter ended March 31, 2026	As Reported	Correction	As Restated
Interest income loans, including fees	$15,930	$(9)	$15,921
Total interest income	17,439	(9)	17,430
Net interest income	9,449	(9)	9,440
Provision for credit losses	3,078	326	3,404
Net interest income after provision for credit losses	6,371	(335)	6,036
Loss before income taxes	(7,631)	(335)	(7,966)
Income tax benefit	(1,951)	(85)	(2,036)
Net loss	(5,680)	(250)	(5,930)
Net loss attributable to common shareholders	(6,065)	(250)	(6,315)
Total basic loss per common share	(1.48)	(0.06)	(1.54)
Total diluted loss per common share	(1.48)	(0.06)	(1.54)

Condensed Consolidated Statement of Income for the quarter ended March 31, 2025	As Reported	Correction	As Restated
Interest income loans, including fees	$19,751	$(389)	$19,362
Total interest income	20,685	(389)	20,296
Net interest income	10,999	(389)	10,610
Provision for credit losses	4,400	160	4,560
Net interest income after provision for credit losses	6,599	(549)	6,050
Gain on sale of government guaranteed loans, net	7,327	(263)	7,064
Total noninterest income	8,751	(263)	8,488
Loss before income taxes	(463)	(812)	(1,275)
Income tax benefit	(128)	(209)	(337)
Net loss	(335)	(603)	(938)
Net loss attributable to common shareholders	(720)	(603)	(1,323)
Total basic loss per common share	(0.17)	(0.15)	(0.32)
Total diluted loss per common share	(0.17)	(0.15)	(0.32)

Condensed Consolidated Statement of Comprehensive Income (Loss) for the quarter ended March 31, 2026	As Reported	Correction	As Restated
Net loss	$(5,680)	$(250)	$(5,930)
Comprehensive loss	(5,774)	(250)	(6,024)

Condensed Consolidated Statement of Comprehensive Income (Loss) for the quarter ended March 31, 2025	As Reported	Correction	As Restated
Net loss	$(335)	$(603)	$(938)
Comprehensive loss	243	(603)	(360)

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

Condensed Consolidated Statement of Changes in Shareholders' Equity for the quarter ended March 31, 2026	As Reported	Correction	As Restated
Retained Earnings as of January 1, 2026	$19,763	$(5,989)	$13,774
Total Shareholders' Equity as of January 1, 2026	87,569	(5,989)	81,580
Net loss	(5,680)	(250)	(5,930)
Retained Earnings as of March 31, 2026	14,083	(6,239)	7,844
Total Shareholders' Equity as of March 31, 2026	81,867	(6,239)	75,628

Condensed Consolidated Statement of Changes in Shareholders' Equity for the quarter ended March 31, 2025	As Reported	Correction	As Restated
Retained Earnings as of January 1, 2025	$44,134	$(4,361)	$39,773
Total Shareholders' Equity as of January 1, 2025	110,920	(4,361)	106,559
Net loss	(335)	(603)	(938)
Retained Earnings as of March 31, 2025	43,082	(4,964)	38,118
Total Shareholders' Equity as of March 31, 2025	110,085	(4,964)	105,121

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2026	As Reported	Correction	As Restated
Net loss	$(5,680)	$(250)	$(5,930)
Provision for credit losses	3,078	326	3,404
Deferred tax benefit	(7,221)	5,217	(2,004)
Net amortization of deferred loan costs	—	815	815
Change in Accrued interest receivable	738	9	747
Change in Other assets	2,874	(5,302)	(2,428)
Net cash provided by operating activities	(3,206)	815	(2,391)
Loan originations, net	28,104	(815)	27,289
Net cash used in investing activities	28,854	(815)	28,039

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2025	As Reported	Correction	As Restated
Net loss	$(335)	$(603)	$(938)
Provision for credit losses	4,400	160	4,560
Deferred tax benefit	(189)	179	(10)
Net gains on sales of government guaranteed loans	(7,327)	263	(7,064)
Net amortization of deferred loan costs	—	934	934
Change in Accrued interest receivable	2	389	391
Change in Other assets	(359)	(360)	(719)
Change in Other liabilities	(892)	(28)	(920)
Net cash provided by operating activities	74,164	934	75,098
Loan originations, net	(92,636)	(934)	(93,570)
Net cash used in investing activities	(92,665)	(934)	(93,599)
Transfer of loans and leases held for investment to loans held for sale	70,882	263	71,145
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
NOTE 3 – LOANS
Loans HFI, excluding loans measured at fair value, at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Real estate:	As restated	As restated
Residential	$359,305	$365,427
Commercial	216,643	215,771
Construction and land	36,732	48,397
Commercial and industrial	171,666	181,566
Commercial and industrial - PPP	6	6
Consumer and other	82,269	86,441
Loans HFI, excluding loans measured at fair value, gross	866,621	897,608
Deferred loan costs, net	9,353	10,491
Discount on government guaranteed loans(1)	(6,007)	(6,811)
Premium on loans purchased, net	2,446	2,650
Allowance for credit losses	(20,632)	(21,996)
Net loans HFI, excluding loans measured at fair value	$851,781	$881,942
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 4 - ALLOWANCE FOR CREDIT LOSSES
The following schedules present the activity in the ACL by loan segment for the three months ended March 31, 2026 and March 31, 2025:

Three Months Ended	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and Other	Total
March 31, 2026 (as restated)
Beginning Balance	$2,269	$1,822	$630	$15,435	$1,840	$21,996
Charge-offs	(519)	(315)	—	(3,722)	(537)	(5,093)
Recoveries	—	22	—	286	66	374
Provision	407	296	(167)	2,533	286	3,355
Ending Balance	$2,157	$1,825	$463	$14,532	$1,655	$20,632
March 31, 2025 (as restated)
Beginning Balance	$1,181	$2,096	$507	$9,607	$2,121	$15,512
Charge-offs	(7)	(139)	—	(3,117)	(493)	(3,756)
Recoveries	20	—	—	193	82	295
Provision	(46)	204	302	3,695	307	4,462
Ending Balance	$1,148	$2,161	$809	$10,378	$2,017	$16,513
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
See Note 1 and Note 5 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ACL methodology in the December 31, 2025 Form 10-K/A.
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

The table below sets forth principal balance for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at March 31, 2026 and gross write offs for the three months ended March 31, 2026 (as restated):

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$1,575	$21,153	$36,117	$37,944	$39,538	$57,665	$2,632	$—	$196,624
Special mention	—	—	3,545	394	1,418	363	15	—	5,735
Substandard	—	—	5,101	3,178	3,046	2,959	—	—	14,284
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans, at amortized cost, gross	1,575	21,153	44,763	41,516	44,002	60,987	2,647	—	216,643
Gross write offs	—	—	—	—	315	—	—	—	315

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Real estate - construction and land
Risk Rating
Pass	—	11,294	6,007	5,332	63	—	—	—	22,696
Special mention	—	—	1,196	—	—	—	—	—	1,196
Substandard	—	—	—	12,840	—	—	—	—	12,840
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction and land loans, at amortized cost, gross	—	11,294	7,203	18,172	63	—	—	—	36,732
Gross write offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Risk Rating
Pass	98	43,458	37,642	20,702	21,308	20,203	13,881	—	157,292
Special mention	—	549	1,306	989	385	1,240	79	—	4,548
Substandard	—	104	1,282	3,463	1,851	2,866	40	—	9,606
Doubtful	—	13	—	22	92	93	—	—	220
Total commercial and industrial loans, at amortized cost, gross	98	44,124	40,230	25,176	23,636	24,402	14,000	—	171,666
Gross write offs	—	374	1,651	413	533	751	—	—	3,722

Commercial and industrial - PPP
Risk Rating
Pass	—	—	—	—	—	6	—	—	6
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial - PPP loans, at amortized cost, gross	—	—	—	—	—	6	—	—	6
Gross write offs	—	—	—	—	—	—	—	—	—

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
The Company considers the performance of the loan portfolio to determine its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan by payment activity. The following table presents the principal balance at March 31, 2026 of residential and consumer loans based on payment activity as well as gross write offs for the three months ended March 31, 2026 (as restated).

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$550	$8,967	$29,951	$23,665	$66,398	$33,879	$188,241	$—	$351,651
Nonperforming	—	—	149	807	1,472	3,489	1,737	—	7,654
Total real estate - residential loans, at amortized cost, gross	550	8,967	30,100	24,472	67,870	37,368	189,978	—	359,305
Gross write offs	—	—	181	92	169	—	77	—	519

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Consumer and other
Payment Performance
Performing	141	11,206	48,567	16,888	3,386	188	1,402	—	81,778
Nonperforming	—	29	205	241	16	—	—	—	491
Total consumer and other loans, at amortized cost, gross	141	11,235	48,772	17,129	3,402	188	1,402	—	82,269
Gross write offs	2	19	191	128	64	68	65	—	537
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
The carrying values and estimated fair values of financial instruments not carried at fair value, at March 31, 2026 and December 31, 2025 are as follows:

		March 31, 2026		December 31, 2025
		(as restated)		(as restated)
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$134,465	$134,465	$206,982	$206,982
Investment securities held to maturity	2	2,491	2,378	2,493	2,384
Nonmarketable equity securities, at cost	2	4,662	4,662	4,656	4,656
Loans HFI, at amortized cost	3	851,781	868,984	881,942	894,320
Accrued interest receivable	2	5,570	5,570	6,317	6,317
Government guaranteed loan servicing rights	3	11,334	14,653	12,580	16,041
Liabilities:
Noninterest-bearing deposit accounts	2	$111,476	$111,476	$95,731	$95,731
Interest-bearing transaction accounts	2	153,860	153,860	231,227	231,227
Savings and money market deposit accounts	2	432,781	432,781	454,639	454,639
Time deposits	2	387,752	388,050	402,341	403,394
Subordinated notes	2	6,099	5,725	5,962	5,877
Notes payable	2	1,479	1,476	1,593	1,590
Accrued interest payable	2	958	958	1,133	1,133
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
The following table presents the components of net gain on sale of government guaranteed loans for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
		(as restated)
Gain (loss) on sale of guaranteed portion of government guaranteed loans	$(97)	$5,412
Fair value of loan servicing rights created	—	1,652
Gain (loss) on sale of government guaranteed loans, net	$(97)	$7,064
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. The Bank must maintain a “well capitalized” rating to access brokered deposits without FDIC waiver. An “adequately capitalized” rating requires an FDIC waiver to access brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2026 and December 31, 2025, the Bank did not meet all of its regulatory capital requirements to be well-capitalized but the consummation of the capital raise is expected to meet these capital requirements going forward.
In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and included a transition option that allows banking organizations to phase in, over a three year period, the day one adverse effects of adoption on their regulatory capital ratios (three year transition option). In connection with the adoption of ASC 326 on January 1, 2023, the Company recognized an after-tax cumulative effect reduction to retained earnings. The Company elected to adopt the three year transition option and the deferral has been applied in capital ratios presented below. Actual and required capital amounts and ratios for the Bank are presented below at March 31, 2026 (as restated):

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$82,158	9.00%	$73,033	8.00%	$91,291	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$70,624	7.74%	$54,774	6.00%	$73,033	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$70,624	7.74%	$41,081	4.50%	$59,339	6.50%
Tier 1 Capital
(to Average Assets)	$70,624	5.89%	$47,992	4.00%	$59,989	5.00%
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2025 (as restated):

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$91,085	9.48%	$76,867	8.00%	$96,084	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$78,951	8.22%	$57,650	6.00%	$76,867	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$78,951	8.22%	$43,238	4.50%	$62,455	6.50%
Tier 1 Capital
(to Average Assets)	$78,951	5.98%	$52,837	4.00%	$66,046	5.00%
Dividend Restrictions
Banking regulations limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits of the Bank for that year combined with the retained net profits for the preceding two years. The Company has temporarily suspended common and preferred stock dividends, see Part II Item 3 of the 10K/A for additional information.
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
NOTE 13 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
	2026	2025
	(As restated)	(As restated)
Basic:
Net loss	$(5,930)	$(938)
Less: Preferred stock dividend earned	385	385
Net loss attributable to common shareholders	$(6,315)	$(1,323)
Weighted average common shares outstanding	4,108,071	4,141,070
Basic loss per common share:	$(1.54)	$(0.32)

Diluted:
Net loss	$(5,930)	$(938)
Less: Preferred stock dividend earned	385	385
Add: Series B preferred stock and preferred C stock dividends	—	—
Net loss attributable to common shareholders	$(6,315)	$(1,323)
Weighted average common shares outstanding for basic loss per common share	4,108,071	4,141,070
Add: Dilutive effects of conversion of Series B preferred stock and Preferred C to common stock	—	—
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—
Average shares and dilutive potential common shares	4,108,071	4,141,070
Diluted loss per common share:	$(1.54)	$(0.32)
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
NOTE 16 – SUBSEQUENT EVENTS
Restatement of Previously Issued Financial Statements
As previously disclosed in the Current Report on Form 8-K filed with the SEC on July 15, 2026, the Company is restating its previously issued financial statements as and for the years ended December 31, 2024, and December 31, 2025, and the quarter ended March 31, 2026. For further details refer to Note 1 of the 2025 10-K/A.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
Redemption of Series A and Series B Preferred Shares
On July 20, 2026, the Company sent notifications to holders of Series A and Series B Preferred Shares formally redeeming all outstanding. On August 10, 2026, payment in the amount of $6,463,746.25 for Preferred Series A, including accrued dividends of $302,746.25, and payment in the amount of $3,240,687.60 for Preferred Series B, including accrued dividends of $117,687.60.
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
In addition to the historical information contained herein, this Form 10-Q/A includes "forward-looking statements" within the meaning of such term in the Private Securities Litigation Reform Act of 1995. These statements are subject to many risks and uncertainties, including, but not limited to, the effects of health crises, global military hostilities, weather events, or climate changes, including its effects on the economic environment, its customers and its operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with them; the ability of the Company to implement its strategy and expand its banking operations; changes in interest rates and other general economic, business and political conditions, including changes in the financial markets, credit quality or global military hostilities; changes in business plans as circumstances warrant; risks related to mergers and acquisitions; changes in benchmark interest rates used to price loans and deposits, changes in tax laws, regulations and guidance; enforcement actions initiated by our regulators and their impact on our operations; the impact of data breaches or other cybersecurity incidents; enforcement actions initiated by our regulators and their impact on our operations; and other risks detailed from time to time in filings made by the Company with the SEC. Readers should note that the forward-looking statements included herein are not a guarantee of future events, and that actual events may differ materially from those made in or suggested by the forward-looking statements.
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
Accounting policies, as described in detail in the notes to the Company’s condensed consolidated financial statements, are an integral part of the Company’s condensed consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At March 31, 2026, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing the condensed consolidated financial statements were the policies related to the ACL, fair value measurement of government guaranteed loan servicing rights and government guaranteed loans HFI at fair value, which are discussed more fully in the December 31, 2025 Form 10-K/A.
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
Recent Developments
Restatement of Previously Issued Financial Statements
As previously disclosed in the Current Report on Form 8-K filed with the SEC on July 15, 2026, the Company is restating its previously issued financial statements as and for the years ended December 31, 2024, and December 31, 2025, and the quarter ended March 31, 2026. For further details refer to Note 1 of the 2025 10-K/A.
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
Redemption of Series A and Series B Preferred Shares
On July 20, 2026, the Company sent notifications to holders of Series A and Series B Preferred Shares formally redeeming all outstanding. On August 10, 2026, payment in the amount of $6,463,746.25 for Preferred Series A, including accrued dividends of $302,746.25, and payment in the amount of $3,240,687.60 for Preferred Series B, including accrued dividends of $117,687.60.
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
As previously disclosed in the Company’s 8K, filed with the Securities and Exchange Commission (“SEC”) on July 15, 2026, the Company and the Audit Committee have concluded and informed our current auditor, Forvis Mazars, LLP, that our audited consolidated financial statements for the Affected Periods require restatement and are not reliable.
The accounting errors impacting our Financial Statements include correcting historical impact of nonaccrual loan transactions and correcting gain on sale of government guaranteed loan transactions.
The discussion of financial results presented here is reflective of the restatement adjustments. Refer to Note 1 of the consolidated financial statements included elsewhere in this Quarterly Report for more information on the restatement.
Selected Financial Data - Unaudited

	As of and for the Three Months Ended
(Dollars in thousands, except for share data)	3/31/2026	12/31/2025	3/31/2025
	As restated	As restated	As restated
Income Statement Data:
Net interest income	$9,440	$11,152	$10,610
Provision for credit losses	3,404	2,314	4,560
Noninterest income	884	(104)	8,488
Noninterest expense	14,886	11,869	15,813
Income tax benefit	(2,036)	(439)	(337)
Net loss	(5,930)	(2,696)	(938)

	As of and for the Three Months Ended
(Dollars in thousands, except for share data)	3/31/2026	12/31/2025	3/31/2025
	As restated	As restated	As restated
Preferred stock dividends	385	385	385
Net loss attributable to common shareholders	$(6,315)	$(3,081)	$(1,323)
Balance Sheet Data:
Average loans HFI	$939,714	$991,830	$1,082,323
Average loans HFI at amortized cost	881,938	933,401	1,022,956
Average total assets	1,213,823	1,328,923	1,281,267
Average common shareholders’ equity	64,448	67,481	91,117
Total loans HFI	924,220	958,014	1,080,125
Total loans HFI, excluding government guaranteed loan balances	849,157	887,885	939,287
Allowance for credit losses on loans	20,632	21,996	16,513
Total assets	1,189,671	1,294,269	1,285,629
Total deposits	1,085,869	1,183,938	1,128,267
Common shareholders’ equity	58,421	64,758	89,070
Per Share Data:
Basic loss per common share	$(1.54)	$(0.75)	$(0.32)
Diluted loss per common share	$(1.54)	$(0.75)	$(0.32)
Dividends per common share	$—	$—	$0.08
Book value per common share	$14.22	$15.76	$21.57
Tangible book value per common share(1)	$14.22	$15.76	$21.57
Performance Ratios:
Return on average assets(2)	(1.95)%	(0.81)%	(0.29)%
Return on average common equity(2)	(39.19)%	(18.26)%	(5.81)%
Net interest margin(2)	3.44%	3.60%	3.65%
Asset Quality Data:
Net charge-offs	$4,719	$4,865	$3,461
Net charge-offs/average loans HFI at amortized cost(2)	2.14%	2.08%	1.35%
Nonperforming loans(3)	$21,453	$24,343	$24,806
Nonperforming loans (excluding government guaranteed balance)(3)	$15,873	$16,271	$15,078
Nonperforming loans/total loans HFI(3)	2.46%	2.69%	2.43%
Nonperforming loans (excluding gov’t guaranteed balance)/total loans HFI(3)	1.82%	1.80%	1.48%
ACL/Total loans HFI at amortized cost	2.36%	2.43%	1.62%
Other Data:
Full-time equivalent employees	143	144	305
Banking centers	12	12	12
(1) See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below for a reconciliation to most comparable GAAP equivalent.

As of and for the Three Months Ended
(Dollars in thousands, except for share data)	3/31/2026	12/31/2025	3/31/2025
	As restated	As restated	As restated
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
The following presents the calculation of the non-GAAP financial measures:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share (Unaudited)
	As of
(Dollars in thousands, except for share data)	March 31, 2026	December 31, 2025	March 31, 2025
	As restated	As restated	As restated
Total shareholders’ equity	$75,628	$81,580	$105,121
Less: Preferred stock liquidation preference	(17,207)	(16,822)	(16,051)
Total equity available to common shareholders	58,421	64,758	89,070
Less: Goodwill	—	—	—
Tangible common shareholders' equity	$58,421	$64,758	$89,070

Common shares outstanding	4,108,072	4,108,069	4,129,027
Tangible book value per common share	$14.22	$15.76	$21.57
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
Net Loss
The Company had a net loss for the three months ended March 31, 2026 of $5.9 million, or $1.54 per common share and diluted common share, compared to net income for the three months ended March 31, 2025 of $0.9 million, or $0.32 per common and diluted common share. The change from the first quarter of 2025 was due to a decrease in net interest income of $1.2 million, a decrease in noninterest income of $7.6 million, partially offset by a decrease in provision for credit losses of $1.2 million, a decrease in noninterest expense of $0.9 million, and a decrease in income tax expenses of $1.7 million.
Net Interest Income
Net interest income was $9.4 million for the three months ended March 31, 2026, an decrease from $10.6 million during the three months ended March 31, 2025. The decrease in net interest income during the first quarter of 2026, as compared to the year ago quarter, was mainly due to a decrease in loan interest income, including fees, of $3.4 million, partially offset by an increase in interest income on interest bearing deposits in banks and other of $0.6 million and a decrease in interest expense on deposits of $1.5 million.
Net interest margin was 3.44% for the first quarter of 2026, which represented a decrease from 3.65% for the first quarter of 2025.
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

	Three Months Ended March 31,
	2026			2025
	As restated			As restated
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$31,722	$259	3.31%	$38,344	$368	3.89%
Loans(1)	939,714	15,921	6.87	1,082,323	19,362	7.26
Other	141,968	1,250	3.57	58,111	566	3.95
Total interest-earning assets	1,113,404	17,430	6.35	1,178,778	20,296	6.98
Noninterest-earning assets	100,419			102,489
Total assets	$1,213,823			$1,281,267
Interest-bearing liabilities:
NOW, MMDA and savings	$608,801	$4,016	2.68	$719,600	$6,097	3.44
Time deposits	393,810	3,877	3.99	304,790	3,334	4.44
Other borrowings	7,556	97	5.21	21,364	255	4.84
Total interest-bearing liabilities	1,010,167	7,990	3.21	1,045,754	9,686	3.76
Demand deposits	101,537			103,875
Noninterest-bearing liabilities	20,657			24,470
Shareholders’ equity	81,462			107,168
Total liabilities and shareholders’ equity	$1,213,823			$1,281,267
Net interest income		$9,440			$10,610
Interest rate spread			3.14			3.22
Net interest margin (2)			3.44			3.65
Ratio of average interest-earning assets to average interest-bearing liabilities	110.22%			112.72%

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

(Dollars in thousands)	Rate	Volume	Total
Three Months Ended March 31, 2026 vs. March 31, 2025 (as restated):
Interest-earning assets:
Investment securities	$(51)	$(58)	$(109)
Loans	(986)	(2,455)	(3,441)
Other interest-earning assets	(59)	743	684
Total interest-earning assets	(1,096)	(1,770)	(2,866)
Interest-bearing liabilities:
NOW, MMDA and savings	(1,227)	(854)	(2,081)
Time deposits	(358)	901	543
Other borrowings	18	(176)	(158)
Total interest-bearing liabilities	(1,567)	(129)	(1,696)
Net change in net interest income	$471	$(1,641)	$(1,170)
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
The Company recorded a provision for credit losses on loans for the three months ended March 31, 2026 of $3.4 million compared to a provision of $4.6 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, $4.7 million of net charge offs were recorded compared to $3.5 million during the three months ended March 31, 2025.

Noninterest Income
The following table presents noninterest income for the three months ended March 31, 2026 and March 31, 2025.

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
		As restated
Noninterest income:
Loan servicing income, net	$770	$736
Gain on sale of SBA and PPP loans, net	(97)	7,064
Service charges and fees	490	449
SBA loan fair value loss	(533)	(755)
Government guaranteed loan packaging fees	—	716
Gain on sale of premises and equipment	13	—
Other noninterest income	241	278
Total noninterest income	$884	$8,488
Noninterest income was $0.9 million during the three months ended March 31, 2026, a decrease from $8.5 million during the three months ended March 31, 2025. The decrease in the first quarter of 2026, as compared to the first quarter of 2025, was the result a decrease in gain on sale of government guaranteed loans of $7.2 million and a decrease in government guaranteed loan packaging fees of $0.7 million.
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
Income Taxes
Income tax benefit was $2.0 million for the three months ended March 31, 2026, a decrease from income tax benefit of $0.3 million for the three months ended March 31, 2025. The change was attributed to an increase in net loss.
At March 31, 2026, the Company had $22.7 million federal net operating loss carryforward and $22.5 million of state net operating loss carryforward. At March 31, 2025, the Company had no federal net operating loss carryforward and $16 thousand of state net operating loss carryforward. The Company expects to fully utilize the net operating losses.
The effective income tax rate was 25.56% for the three months ended March 31, 2026 and 26.43% for the three months ended March 31, 2025.

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

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans HFI:	As restated		As restated
Government guaranteed loans HFI, at fair value	$51,807		$54,076
Loans HFI, at amortized cost:
Residential real estate	359,305	41.5%	365,427	40.7%
Commercial real estate	216,643	25.0	215,771	24.0
Construction and land	36,732	4.2	48,397	5.4
Commercial and industrial	171,666	19.8	181,566	20.2
Commercial and industrial – PPP	6	—	6	—
Consumer and other	82,269	9.5	86,441	9.7
Loans HFI, at amortized cost, gross	866,621	100.0%	897,608	100.0%
Discount on government guaranteed loans	(6,007)		(6,811)
Premium on loans purchased, net	2,446		2,650
Deferred loan costs, net	9,353		10,491
Allowance for credit losses	(20,632)		(21,996)
Loans HFI, at amortized cost, net	851,781		881,942
Total loans HFI, net	$903,588		$936,018
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

(Dollars in thousands) (as restated)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$1,482	$597	$14,815	$342,691	$359,585
Commercial	2,347	5,488	55,609	165,862	229,306
Construction and land	3,694	—	3,648	29,390	36,732
Commercial and industrial	10,453	22,891	171,217	8,557	213,118
Commercial and industrial - PPP	6	—	—	—	6
Consumer and other	2,355	19,093	18,589	45,436	85,473
Total loans HFI	$20,337	$48,069	$263,878	$591,936	$924,220
The following table shows the loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at March 31, 2026.

(Dollars in thousands) (as restated)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$68,677	$289,426
Commercial	4,299	222,660
Construction and land	494	32,544
Commercial and industrial	15,902	186,763
Consumer and other	77,597	5,521
Total loans HFI	$166,969	$736,914
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
Nonperforming Assets. At March 31, 2026, the Company had $17.5 million in nonperforming assets, excluding government guaranteed loan balances. The ACL represented 2.36% of total loans HFI at amortized cost. At March 31, 2025, the Company had $16.6 million in nonperforming assets, excluding government guaranteed loan balances. The ACL represented 1.62% of total loans HFI at amortized cost. The increase in nonperforming assets was partially the result of a nonaccrual loan for $2.6 million that is fully secured and has no ACL allocated. Total loans HFI at March 31, 2026 and March 31, 2025 included government guaranteed balances and loans measured at fair value, which had no reserves allocated to them. ACL as a percentage of loans HFI at amortized cost, not including government guaranteed loan balances, was 2.55% at March 31, 2026, compared to 1.85% at March 31, 2025.
The following table sets forth certain information on nonaccrual loans, loans 90 days or more past due, and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	March 31, 2026	March 31, 2025
	As restated	As restated
Nonperforming loans (government guaranteed balances), at amortized cost, gross	$5,580	$9,728
Nonperforming loans (unguaranteed balances), at amortized cost, gross	15,873	15,078
Total nonperforming loans, at amortized cost, gross	21,453	24,806
Nonperforming loans (government guaranteed balances), at fair value	208	507
Nonperforming loans (unguaranteed balances), at fair value	1,230	1,419
Total nonperforming loans, at fair value	1,438	1,926
OREO	400	132
Repossessed assets	583	36
Total nonperforming assets, gross	$23,874	$26,900
Nonperforming loans as a percentage of total loans HFI(1)	2.46%	2.43%
Nonperforming loans (excluding government guaranteed balances) to total loans HFI(1)	1.82%	1.48%
Nonperforming assets as a percentage of total assets	2.01%	2.09%
Nonperforming assets (excluding government guaranteed balances) to total assets	1.39%	1.22%
ACL to nonperforming loans(1)	96.17%	66.57%
ACL to nonperforming loans (excluding government guaranteed balances)(1)	129.98%	109.52%
(1) Excludes loans measured at fair value

The following table sets forth information with respect to activity in the ACL for loans for the periods shown:

(Dollars in thousands)	At and for the Three Months Ended March 31,
	2026	2025
	As restated	As restated
Allowance at beginning of period	$21,996	$15,512
Charge-offs:
Residential real estate	(519)	(7)
Commercial real estate	(315)	(139)
Commercial and industrial	(3,722)	(3,117)
Consumer and other	(537)	(493)
Total charge-offs	(5,093)	(3,756)
Recoveries:
Residential real estate	—	20
Commercial real estate	22	—
Commercial and industrial	286	193
Consumer and other	66	82
Total recoveries	374	295
Net charge-offs	(4,719)	(3,461)
Provision for credit losses on loans	3,355	4,462
Allowance at end of period	$20,632	$16,513
Net charge-offs to average loans HFI at amortized cost	2.14%	1.35%
Allowance as a percent of total loans HFI at amortized cost	2.36%	1.62%
Allowance as a percent of loans HFI at amortized cost, not including government guaranteed loans	2.55%	1.85%
Allowance as a percent of nonperforming loans at amortized cost, gross	96.17%	66.57%
Total loans HFI	$924,220	$1,080,125
Average loans HFI at amortized cost	$881,938	$1,022,956
Nonperforming loans (including government guaranteed balances) at amortized cost, gross	$21,453	$24,806
Nonperforming loans (excluding government guaranteed balances) at amortized cost, gross	$15,873	$15,078
Guaranteed balance of government guaranteed loans	$75,063	$140,838

The following table details net charge-offs to average loans outstanding by loan category for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	As restated			As restated
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$(519)	$357,766	(0.58)%	$13	$325,911	0.02%
Commercial real estate	(293)	274,003	(0.43)	(139)	360,940	(0.15)
Commercial and industrial	(3,436)	164,884	(8.34)	(2,924)	241,280	(4.85)
Commercial and industrial - PPP	—	6	—	—	633	—
Consumer and other	(471)	85,279	(2.21)	(411)	94,192	(1.75)
Total loans HFI at amortized cost	$(4,719)	$881,938	(2.14)%	$(3,461)	$1,022,956	(1.35)%
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
Shareholders' equity was $75.6 million at March 31, 2026 as compared to $81.6 million at December 31, 2025. The decrease was primarily due to net loss of $5.9 million.
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
The Bank’s actual capital amounts and percentages were as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)(as restated)	Amount	Percent	Amount	Percent	Amount	Percent
As of March 31, 2026
Total Capital (to risk-weighted assets)	$82,158	9.00%	$73,033	8.00%	$91,291	10.00%
Tier 1 Capital (to risk-weighted assets)	70,624	7.74	54,774	6.00	73,033	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	70,624	7.74	41,081	4.50	59,339	6.50
Tier 1 Capital (to total assets)	70,624	5.89	47,992	4.00	59,989	5.00
As of December 31, 2025
Total Capital (to risk-weighted assets)	91,085	9.48	76,867	8.00	96,084	10.00
Tier 1 Capital (to risk-weighted assets)	78,951	8.22	57,650	6.00	76,867	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	78,951	8.22	43,238	4.50	62,455	6.50
Tier 1 Capital (to total assets)	78,951	5.98	52,837	4.00	66,046	5.00
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
Liquidity
Liquidity management is the process by which the Bank manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the operations, and capital expenditures. The Bank generally maintains a minimum liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. The on-balance sheet liquidity ratio at March 31, 2026 was 13.92%, as compared to 18.44% at December 31, 2025.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of March 31, 2026, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2026.
Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of March 31, 2026, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the condensed consolidated financial statements and related financial information included in this Amended Quarterly Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations, and cash flows as of the dates presented and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Risk Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2026 due to the material weakness described below.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the Company's Form 10-K/A for the year ended December 31, 2025. There have been no material changes from those risk factors previously disclosed. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
On July 28, 2025, the Company’s Board of Directors approved the temporary suspension of the Company’s quarterly cash dividends on its 9% Series A Cumulative Nonconvertible Preferred Stock, 8% Series B Cumulative Convertible Preferred Stock, and 11% Series C Cumulative Convertible Preferred Stock commencing with the October 2025 dividend. As of the date of this March 31, 2026 Quarterly Report on Form 10-Q/A, an aggregate of $1,156,058 in dividends had accrued.
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