Form 10-Q
period 2026-06-30
BayFirst Financial Corp.
filed 2026-08-14
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 26,962,815 shares of common stock as of August 5, 2026.

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

BAYFIRST FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Part I - Financial Information
Item 1. Financial Statements

	June 30, 2026	December 31, 2025	(1)
ASSETS	(Unaudited)	(As restated)
Cash and due from banks	$5,641	$5,123
Interest-bearing deposits in banks	133,524	201,859
Cash and cash equivalents	139,165	206,982
Investment securities available for sale, at fair value (amortized cost: $30,591 and $31,974 at June 30, 2026 and December 31, 2025, respectively)	27,778	29,363
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $7 and $7 (fair value: $2,371 and $2,384 at June 30, 2026 and December 31, 2025, respectively)	2,493	2,493
Nonmarketable equity securities	3,164	4,656
Government guaranteed loans HFI, at fair value	43,847	54,076
Loans HFI, at amortized cost	838,993	903,938
Allowance for credit losses on loans	(45,081)	(21,996)
Net loans HFI, at amortized cost	793,912	881,942
Accrued interest receivable	5,127	6,317
Premises and equipment, net	30,245	31,188
Loan servicing rights	9,942	12,580
Deferred income tax asset	21,253	7,826
Right-of-use operating lease assets	13,720	14,504
Bank owned life insurance	27,654	27,264
Other real estate owned	532	400
Other assets	16,093	14,678
Total assets	$1,134,925	$1,294,269
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposit accounts	$116,788	$95,731
Interest-bearing transaction accounts	135,628	231,227
Savings and money market deposit accounts	422,933	454,639
Time deposits	313,525	402,341
Total deposits	988,874	1,183,938
Subordinated notes	5,966	5,962
Notes payable	1,252	1,593
Accrued interest payable	597	1,133
Operating lease liabilities	12,694	13,264
Accrued expenses and other liabilities	9,641	6,799
Total liabilities	1,019,024	1,212,689

BAYFIRST FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS CONTINUED
(Dollars in thousands, except per share data)

	June 30, 2026	December 31, 2025	(1)
Shareholders’ equity:	(Unaudited)	(As restated)
Preferred stock, Series A; no par value, 10,000 shares authorized, 6,395 shares issued and outstanding at June 30, 2026 and December 31, 2025; aggregate liquidation preference of $6,395 at June 30, 2026 and $6,683 at December 31, 2025	6,161	6,161
Preferred stock, Series B; no par value, 20,000 shares authorized, 3,210 shares issued and outstanding at June 30, 2026 and December 31, 2025; aggregate liquidation preference of $3,210 at June 30, 2026 and $3,338 at December 31, 2025	3,123	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 6,446 shares issued and outstanding at June 30, 2026 and December 31, 2025; aggregate liquidation preference of $6,446 at June 30, 2026 and $6,801 at December 31, 2025	6,446	6,446
Preferred stock, Series D; no par value, 4,000 shares authorized, issued and outstanding at June 30, 2026 and no shares authorized, issued and outstanding at December 31, 2025; aggregate liquidation preference of $40,000 at June 30, 2026	37,254	—
Preferred stock, Series E; no par value, 4,000 shares authorized, issued and outstanding at June 30, 2026 and no shares authorized, issued and outstanding at December 31, 2025; aggregate liquidation preference of $40,000 at June 30, 2026	37,254	—
Common stock and additional paid-in capital; no par value, 15,000,000 shares authorized, 4,106,905 and 4,108,609 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	54,382	54,371
Accumulated other comprehensive loss, net	(2,111)	(1,960)
Unearned compensation	(245)	(335)
Retained earnings	(26,363)	13,774
Total shareholders’ equity	115,901	81,580
Total liabilities and shareholders’ equity	$1,134,925	$1,294,269

(1) Derived from audited consolidated financial statements as restated

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
		As restated		As restated
Interest income:
Loans, including fees	$14,803	$21,238	$30,724	$40,600
Interest-bearing deposits in banks and other	1,562	1,046	3,071	1,980
Total interest income	16,365	22,284	33,795	42,580
Interest expense:
Deposits	6,850	9,282	14,743	18,713
Borrowings	93	875	190	1,130
Total interest expense	6,943	10,157	14,933	19,843
Net interest income	9,422	12,127	18,862	22,737
Provision for credit losses	28,977	7,607	32,381	12,167
Net interest income after provision for credit losses	(19,555)	4,520	(13,519)	10,570
Noninterest income:
Loan servicing income, net	588	484	1,358	1,220
Gain (loss) on sale of government guaranteed loans, net	—	5,872	(97)	12,936
Service charges and fees	497	473	987	922
Government guaranteed loans fair value gain (loss), net	(6,468)	2,442	(7,001)	1,687
Government guaranteed loan packaging fees	—	577	—	1,293
Loss on nonmarketable equity securities	(1,500)	—	(1,500)	—
Loss on premises and equipment	(34)	—	(21)	—
Other noninterest income	108	683	349	961
Total noninterest income	(6,809)	10,531	(5,925)	19,019
Noninterest expense:
Salaries and benefits	5,332	8,113	10,401	16,111
Bonus, commissions, and incentives	741	262	1,031	333
Occupancy and equipment	1,352	1,579	2,720	3,213
Data processing	2,649	2,078	4,138	4,123
Marketing and business development	157	403	280	890
Professional services	1,172	782	2,336	1,514
Loan servicing and origination expense	3,122	2,558	6,958	3,593
Employee recruiting and development	248	462	450	1,079
Regulatory assessments	611	352	1,189	691
Other noninterest expense	2,292	939	3,059	1,794
Total noninterest expense	17,676	17,528	32,562	33,341
Loss before income taxes	(44,040)	(2,477)	(52,006)	(3,752)
Income tax expense (benefit)	(11,375)	(623)	(13,411)	(960)
Net loss	(32,665)	(1,854)	(38,595)	(2,792)
Preferred stock dividends	386	386	771	771
Net loss attributable to common shareholders	$(33,051)	$(2,240)	$(39,366)	$(3,563)
Basic loss per common share	$(8.05)	$(0.54)	$(9.58)	$(0.86)
Diluted loss per common share	$(8.05)	$(0.54)	$(9.58)	$(0.86)
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (Dollars in thousands)
g

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
		As restated		As restated
Net loss	$(32,665)	$(1,854)	$(38,595)	$(2,792)
Net unrealized gains (losses) on investment securities available for sale	(76)	35	(202)	834
Deferred income tax expense (benefit)	19	(25)	51	(246)
Other comprehensive income (loss), net	(57)	10	(151)	588
Comprehensive loss	$(32,722)	$(1,844)	$(38,746)	$(2,204)
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Preferred Stock, Series D	Preferred Stock, Series E	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at April 1, 2025 (as restated))	$6,161	$3,123	$6,446	$—	$—	$53,651	$(2,378)	$38,118	$105,121
Net loss	—	—	—	—	—	—	—	(1,854)	(1,854)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	—	—	13	—	—	13
Stock option expense	—	—	—	—	—	69	—	—	69
Other comprehensive income, net	—	—	—	—	—	—	10	—	10
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	(386)	(386)
Common stock ($0.08 per share)	—	—	—	—	—	—	—	(331)	(331)
Balance at June 30, 2025 (as restated)	$6,161	$3,123	$6,446	$—	$—	$53,733	$(2,368)	$35,547	$102,642

Balance at April 1, 2026 (as restated)	$6,161	$3,123	$6,446	$—	$—	$54,108	$(2,054)	$7,844	$75,628
Net loss	—	—	—	—	—	—	—	(32,665)	(32,665)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	—	—	—	—	—	—
Issuance of preferred stock, net	—	—	—	37,254	37,254	—	—	—	74,508
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	—	—	29	—	—	29
Other comprehensive loss, net	—	—	—	—	—	—	(57)	—	(57)
Dividends on:			—	—	—
Preferred stock	—	—	—	—	—	—	—	(1,542)	(1,542)
Balance at June 30, 2026	$6,161	$3,123	$6,446	$37,254	$37,254	$54,137	$(2,111)	$(26,363)	$115,901

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Preferred Stock, Series D	Preferred Stock, Series E	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2025 (as restated)	$6,161	$3,123	$6,446	$—	$—	$54,012	$(2,956)	$39,773	$106,559
Net loss	—	—	—	—	—	—	—	(2,792)	(2,792)
Repurchase of common stock	—	—	—	—	—	(335)	—	—	(335)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	—	—	(18)	—	—	(18)
Stock option expense	—	—	—	—	—	74	—	—	74
Other comprehensive income, net	—	—	—	—	—	—	588	—	588
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	(771)	(771)
Common stock ($0.16 per share)	—	—	—	—	—	—	—	(663)	(663)
Balance at June 30, 2025 (as restated)	$6,161	$3,123	$6,446	$—	$—	$53,733	$(2,368)	$35,547	$102,642

Balance at January 1, 2026 (as restated)	$6,161	$3,123	$6,446	$—	$—	$54,036	$(1,960)	$13,774	$81,580
Net loss	—	—	—	—	—	—	—	(38,595)	(38,595)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	—	—	18	—	—	18
Issuance of preferred stock, net	—	—	—	37,254	37,254	—	—	—	74,508
Stock-based awards - common stock:
Restricted stock benefit, net of tax impact	—	—	—	—	—	82	—	—	82
Stock option expense	—	—	—	—	—	1	—	—	1
Other comprehensive loss, net	—	—	—	—	—	—	(151)	—	(151)
Dividends on:
Preferred stock	—	—	—	—	—	—	—	(1,542)	(1,542)
Balance at June 30, 2026	$6,161	$3,123	$6,446	$37,254	$37,254	$54,137	$(2,111)	$(26,363)	$115,901

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:		As restated
Net loss	$(38,595)	$(2,792)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of fixed assets	1,029	1,108
Net securities premium amortization	3	32
Amortization of debt issuance costs	4	3
Amortization of premium on loans purchased, net	1,839	383
Provision for credit losses	32,381	12,167
Accretion of discount on unguaranteed loans	(1,703)	(1,883)
Deferred tax benefit	(13,377)	(585)
Proceeds from sales of government guaranteed loans held for sale	665	146,321
Net (gains) losses on sales of government guaranteed loans	97	(12,936)
Net amortization of deferred loan costs	1,466	1,810
Change in fair value of government guaranteed loans HFI, at fair value	7,001	(1,687)
Amortization of loan servicing rights	2,638	3,675
Loss on nonmarketable equity securities	1,500	—
Loss on sale of premises and equipment	21	—
Gain on other real estate owned	—	(423)
Loss on sale and writedowns of repossessed assets	113	9
Non-qualified stock purchase plan expense	—	9
Stock based compensation expense	83	56
Income from bank owned life insurance	(390)	(368)
Impairment of equipment and software	1,249	—
Changes in:
Accrued interest receivable	1,190	270
Other assets	(1,676)	(3,883)
Accrued interest payable	(536)	112
Other liabilities	2,155	(2,132)
Net cash provided by (used in) operating activities	(2,843)	139,266
Cash flows from investing activities:
Purchase of investment securities available for sale	—	(5,718)
Principal payments on investment securities available for sale	1,380	1,446
Call of investment securities held to maturity	—	11,109
Net purchase of nonmarketable equity securities	(8)	(2,025)
Purchase of time deposits in banks	—	(10)
Maturity of time deposits in banks	—	1,000
Loan originations/(payments), net	56,032	(204,035)

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (UNAUDITED) (Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Purchase of premises and equipment	(107)	(266)
Proceeds on sales of other real estate owned	—	155
Proceeds on sales of repossessed assets	150	27
Net cash provided by (used in) investing activities	57,447	(198,317)
Cash flows from financing activities:
Net change in deposits	(195,064)	20,567
Net decrease in short-term borrowings	—	40,000
Payments on notes payable	(341)	(227)
Proceeds from issuance of preferred stock, net	74,508	—
Proceeds from issuance of common stock for benefit plans, net	18	(9)
Common share buyback - redeemed stock	—	(335)
Dividends paid on common stock	—	(663)
Dividends paid on preferred stock	(1,542)	(771)
Net cash provided by (used in) financing activities	(122,421)	58,562
Net change in cash and cash equivalents	(67,817)	(489)
Cash and cash equivalents, beginning of period	206,982	77,788
Cash and cash equivalents, end of period	$139,165	$77,299
Supplemental cash flow information
Interest paid	$15,469	$19,731
Income taxes paid	26	5,296
Supplemental noncash disclosures
Net change in unrealized holding gains (losses) on investment securities available for sale, net of tax effect	(151)	588
Transfer of government guaranteed loans HFI to loans HFS	762	136,600
Transfer of loans HFI to repossessed assets	466	—

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
Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2025 in the Company’s Annual Report filed on Form 10-K. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Correction of Previously Issued Interim Unaudited Condensed Consolidated Financial Statements
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
For comparative financial information, refer to the restated Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025, filed on August 12, 2026 and our Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2026, filed on August 12, 2026.
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
Contingencies: Due to the nature of their activities, the Company is at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2026. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
Preferred Stock Offering:
On April 28, 2026, BayFirst Financial Corp. (the “Company”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with investors (each, a “Purchaser” and collectively, the “Purchasers”). Pursuant to the Securities Purchase Agreement, on that same date, the Company issued and sold to the Purchasers, in the aggregate 4,000 shares (the “Series D Shares”) of the Company’s Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series D, no par value (the “Series D Preferred Stock”), at a purchase price of $10,000 per Series D Share; and 4,000 shares (the “Series E Shares” and together with the Series D Shares, the “Preferred Shares”) of the Company’s Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series E, no par value, at a purchase price of $10,000 per Series E Share, in a private placement (the “Private Placement”), for gross proceeds of $80,000 and net proceeds of $74,508.
Subject to certain ownership limitations, the Series D Preferred Shares are convertible and Series E Preferred Shares are exchangeable into shares of Common Stock at the initial conversion rate of 2,857 shares of Common Stock per Preferred Share, which conversion rate is based on an initial conversion price of $3.50 per share of Common Stock and is subject to certain adjustments.
On July 14, 2026, the Company received shareholder approval to amend the Company’s articles of incorporation to increase the number of authorized shares of Common Stock to 100,000 shares and to covert Series D Preferred Shares and convert Series E Preferred Shares to Common Stock.
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
NOTE 2 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale and investment securities held to maturity at June 30, 2026 and December 31, 2025 as well as the ACL for investment securities held to maturity at June 30, 2026 and December 31, 2025 are summarized as follows:

June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$2,620	$5	$(3)	$2,622
Mortgage-backed securities:
U.S. Government-sponsored enterprises	5,043	14	(442)	4,615
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	19,080	—	(2,407)	16,673
Corporate bonds	3,848	20	—	3,868
Total investment securities available for sale	$30,591	$39	$(2,852)	$27,778

June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Corporate bonds	$2,500	$—	$(129)	$2,371	$7
Total investment securities held to maturity	$2,500	$—	$(129)	$2,371	$7

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$2,827	$4	$(9)	$2,822
Mortgage-backed securities:
U.S. Government-sponsored enterprises	5,264	55	(420)	4,899
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	20,040	27	(2,299)	17,768
Corporate bonds	3,843	31	—	3,874
Total investment securities available for sale	$31,974	$117	$(2,728)	$29,363

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Corporate bonds	$2,500	$—	$(116)	$2,384	$7
Total investment securities held to maturity	$2,500	$—	$(116)	$2,384	$7
`

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The amortized cost and fair value of investment securities as of June 30, 2026 are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$1,500	$1,488
One to five years	3,848	3,868	—	—
Five to ten years	—	—	1,000	883
Beyond ten years	26,743	23,910	—	—
Total	$30,591	$27,778	$2,500	$2,371
No ACL for investment securities AFS was needed at June 30, 2026 or December 31, 2025. Declines in the fair value of the AFS investment portfolio are believed by management to be unrelated to credit losses. When evaluating an investment for credit loss, management considers, among other things, the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At June 30, 2026, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.
As of June 30, 2026, there were no past due principal and interest payments associated with the HTM securities. The Company monitors the credit quality of debt securities held to maturity quarterly through the use of credit ratings. However, the corporate bonds that are held to maturity have no credit rating and the corporate bonds in an unrealized loss position at June 30, 2026 are not material to the financial statements. There was an ACL of $7 on corporate bonds HTM at June 30, 2026 and $7 at December 31, 2025, which was calculated based on applying the long-term historical credit loss rate for similarly rated securities.
The following table presents the activity in the ACL for investment securities HTM by major security type for the six months ended June 30, 2026 and June 30, 2025:

	For the Three Months Ended	For the Six Months Ended	For the Three Months Ended	For the Six Months Ended
Corporate Bonds	June 30, 2026		June 30, 2025
Balance at beginning of period	$9	$7	$12	$12
Provision for credit losses on HTM investment securities	(2)	—	(3)	(3)
Investment securities charge-offs	—	—	—	—
Investment securities recoveries	—	—	—	—
Balance at end of period	$7	$7	$9	$9

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following table summarizes investment securities with unrealized losses at June 30, 2026 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Investment securities available for sale:
Asset-backed securities	$—	$—	$1,286	$(3)	$1,286	$(3)	1
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	2,377	(442)	2,377	(442)	2
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	3,173	(17)	13,500	(2,390)	16,673	(2,407)	8
Total investment securities available for sale	$3,173	$(17)	$17,163	$(2,835)	$20,336	$(2,852)	11

Investment securities held to maturity:
Corporate bonds	$—	$—	$2,371	$(129)	$2,371	$(129)	3
Total investment securities held to maturity	$—	$—	$2,371	$(129)	$2,371	$(129)	3

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
No investment securities were pledged as of June 30, 2026 or December 31, 2025, and there were no sales of investment securities for the six months ended June 30, 2026 or June 30, 2025.
NOTE 3 – LOANS
Loans HFI, excluding loans measured at fair value, at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Real estate:		As restated
Residential	$353,716	$365,427
Commercial	211,518	215,771
Construction and land	38,095	48,397
Commercial and industrial	158,077	181,566
Commercial and industrial - PPP	—	6
Consumer and other	73,567	86,441
Loans HFI, excluding loans measured at fair value, gross	834,973	897,608
Deferred loan costs, net	8,338	10,491
Discount on government guaranteed loans(1)	(5,107)	(6,811)
Premium on loans purchased, net	789	2,650
Allowance for credit losses	(45,081)	(21,996)
Net loans HFI, excluding loans measured at fair value	$793,912	$881,942
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 4 - ALLOWANCE FOR CREDIT LOSSES
The following schedules present the activity in the ACL by loan segment for the three and six months ended June 30, 2026 and June 30, 2025:

Three Months Ended	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and Other	Total
June 30, 2026
Beginning Balance	$2,157	$1,825	$463	$14,532	$1,655	$20,632
Charge-offs	(523)	(155)	—	(3,800)	(311)	(4,789)
Recoveries	94	—	—	195	40	329
Provision	2,365	4,201	28	21,052	1,263	28,909
Ending Balance	$4,093	$5,871	$491	$31,979	$2,647	$45,081
June 30, 2025 (as restated)
Beginning Balance	$1,148	$2,161	$809	$10,378	$2,017	$16,513
Charge-offs	(835)	(346)	—	(5,357)	(960)	(7,498)
Recoveries	7	2	—	270	77	356
Provision	859	318	38	5,815	640	7,670
Ending Balance	$1,179	$2,135	$847	$11,106	$1,774	$17,041

	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and Other	Total
Six Months Ended
June 30, 2026
Beginning Balance	$2,269	$1,822	$630	$15,435	$1,840	$21,996
Charge-offs	(1,042)	(470)	—	(7,522)	(848)	(9,882)
Recoveries	94	22	—	481	106	703
Provision	2,772	4,497	(139)	23,585	1,549	32,264
Ending Balance	$4,093	$5,871	$491	$31,979	$2,647	$45,081
June 30, 2025 (as restated)
Beginning Balance	$1,181	$2,096	$507	$9,607	$2,121	$15,512
Charge-offs	(842)	(485)	—	(8,474)	(1,453)	(11,254)
Recoveries	27	2	—	463	159	651
Provision	813	522	340	9,510	947	12,132
Ending Balance	$1,179	$2,135	$847	$11,106	$1,774	$17,041
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
The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The ACL on unfunded loan commitments is based on estimates of probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity and loss rates as determined for pooled funded loans. As of June 30, 2026 and December 31, 2025, the ACL for unfunded commitments recorded in other liabilities was $788 and $671, respectively.
The following table presents the activity in the ACL for unfunded commitments for the three and six months ended June 30, 2026 and June 30, 2025:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balance at beginning of period	$718	$614	$671	$516
Provision for credit losses on unfunded commitments	70	(60)	117	38
Unfunded commitments charge-offs	—	—	—	—
Unfunded commitments recoveries	—	—	—	—
Balance at end of period	$788	$554	$788	$554
The following tables present the principal balance of nonaccrual loans and loans past due over 89 days on accrual by loan segment at June 30, 2026 and December 31, 2025. In the following tables, the principal balance does not include the government guaranteed balance or loans measured at fair value.

June 30, 2026	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days and Accruing(1)
Real estate - residential	$—	$6,930	$—
Real estate - commercial	—	4,930	—
Commercial and industrial	—	2,299	—
Consumer and other	—	228	47
Total	$—	$14,387	$47

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

December 31, 2025	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days and Accruing(1)
Real estate - residential	$—	$6,164	$—
Real estate - commercial	2,628	3,888	—
Real estate - construction and land	—	815	—
Commercial and industrial	—	2,467	—
Consumer and other	—	268	41
Total	$2,628	$13,602	$41
(1) Excludes loans measured at fair value. See Note 5. Fair Value for additional information.
A financial asset is considered collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraised value. The following tables present the principal balance, including government guaranteed balances, of individually analyzed collateral dependent loans by loan portfolio segment as of June 30, 2026 and December 31, 2025:

June 30, 2026	Type of Collateral		ACL
	Real Estate	Business Assets
Real estate - commercial	$8,830	$—	$4,049
Commercial and industrial	—	528	528
Total	$8,830	$528	$4,577
.

December 31, 2025	Type of Collateral	ACL
	Real Estate
Real estate - commercial	$2,628	$—

The following table presents the aging of the principal balance of past due loans HFI at amortized cost at June 30, 2026 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$3,080	$5,568	$8,648	$345,068	$353,716
Real estate - commercial	4,078	3,839	7,917	203,601	211,518
Real estate - construction and land	—	—	—	38,095	38,095
Commercial and industrial	3,270	971	4,241	153,836	158,077
Commercial and industrial - PPP	—	—	—	—	—
Consumer and other	760	104	864	72,703	73,567
Total	$11,188	$10,482	$21,670	$813,303	$834,973
(1) $4,768 of balances 30-89 days past due and $3,660 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee.

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

Modifications to Borrowers Experiencing Financial Difficulty
For the six months ended June 30, 2026 and the year ended December 31, 2025, there were no loan modifications to borrowers experiencing financial difficulty and no loan modifications that subsequently defaulted during the period.

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

The table below sets forth principal balance for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at June 30, 2026 and gross write offs for the six months ended June 30, 2026:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$3,775	$20,725	$35,007	$36,921	$39,728	$54,162	$4,564	$—	$194,882
Special mention	—	—	77	—	145	359	15	—	596
Substandard	—	—	8,561	3,435	2,520	1,524	—	—	16,040
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans, at amortized cost, gross	3,775	20,725	43,645	40,356	42,393	56,045	4,579	—	211,518
Gross write offs	—	—	—	—	470	—	—	—	470

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Real estate - construction and land
Risk Rating
Pass	2,133	20,029	6,411	—	—	—	—	—	28,573
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	9,522	—	—	—	—	9,522
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction and land loans, at amortized cost, gross	2,133	20,029	6,411	9,522	—	—	—	—	38,095
Gross write offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Risk Rating
Pass	2,031	42,143	35,344	18,615	20,334	17,833	8,561	—	144,861
Special mention	—	472	1,152	1,015	420	1,182	69	—	4,310
Substandard	—	113	1,219	2,967	1,709	2,591	40	—	8,639
Doubtful	—	12	—	22	140	93	—	—	267
Total commercial and industrial loans, at amortized cost, gross	2,031	42,740	37,715	22,619	22,603	21,699	8,670	—	158,077
Gross write offs	—	1,060	2,210	2,458	810	984	—	—	7,522

Commercial and industrial - PPP
Risk Rating
Pass	—	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial - PPP loans, at amortized cost, gross	—	—	—	—	—	—	—	—	—
Gross write offs	—	—	—	—	—	—	—	—	—

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
The Company considers the performance of the loan portfolio to determine its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan by payment activity. The following table presents the principal balance at June 30, 2026 of residential and consumer loans based on payment activity as well as gross write offs for the six months ended June 30, 2026:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$774	$7,847	$30,125	$22,820	$64,387	$34,313	$186,520	$—	$346,786
Nonperforming	—	—	164	1,010	1,090	3,088	1,578	—	6,930
Total real estate - residential loans, at amortized cost, gross	774	7,847	30,289	23,830	65,477	37,401	188,098	—	353,716
Gross write offs	—	—	118	274	405	—	245	—	1,042

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Consumer and other
Payment Performance
Performing	166	10,461	46,696	11,642	2,546	149	1,632	—	73,292
Nonperforming	—	13	—	215	47	—	—	—	275
Total consumer and other loans, at amortized cost, gross	166	10,474	46,696	11,857	2,593	149	1,632	—	73,567
Gross write offs	15	80	275	189	217	7	65	—	848
The following table presents the principal balance at December 31, 2025 of residential and consumer loans based on payment activity as well as gross write offs for the year ended December 31, 2025 (as restated):.

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
Assets measured at fair value on a recurring basis at June 30, 2026 are summarized below. There were no liabilities carried at fair value on a recurring basis at June 30, 2026.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$27,778	$—	$27,778
Government guaranteed loans HFI, at fair value	—	—	43,847	43,847
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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of HFI government guaranteed loans measured at fair value at June 30, 2026 and December 31, 2025.

	June 30, 2026
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$10,157	$10,022	$135	$416	$434	$(18)	$—	$—	$—
Commercial and industrial	33,690	47,335	(13,645)	27	9,629	(9,602)	—	—	—
Total loans HFI, at fair value	$43,847	$57,357	$(13,510)	$443	$10,063	$(9,620)	$—	$—	$—

	December 31, 2025
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$10,348	$10,420	$(72)	$—	$—	$—	$—	$—	$—
Commercial and industrial	43,728	50,165	(6,437)	1,491	2,630	(1,139)	—	—	—
Total loans HFI, at fair value	$54,076	$60,585	$(6,509)	$1,491	$2,630	$(1,139)	$—	$—	$—
(1) The nonaccrual and 90 days or more past due loan balances do not include the portion of government guaranteed loan balances.
The total amount of net gains and losses from changes in fair value and interest income included in earnings for the six months ended June 30, 2026 and June 30, 2025 for government guaranteed loans HFI, at fair value, were as follows:

	Six Months Ended June 30,
	2026	2025
Interest income	$2,338	$3,447
Change in fair value	(7,001)	1,687
Total gain, net	$(4,663)	$5,134
Changes in fair value for government guaranteed loans HFI, at fair value, were included in Government guaranteed loans fair value gain (loss), net on the Condensed Consolidated Statements of Income.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The table below presents a reconciliation of government guaranteed loans HFI, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended June 30,
	2026	2025
Balance of government guaranteed loans HFI at fair value, beginning of period	$54,076	$60,833
New government guaranteed originations at fair value	—	44,349
Loans sold	—	(12,488)
Principal payments	(3,228)	(3,694)
Total fair value gains (losses) during the period	(7,001)	1,687
Balance of government guaranteed loans HFI at fair value, end of period	$43,847	$90,687
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
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of government guaranteed loans HFI that fall within Level 3 of the fair value hierarchy at June 30, 2026 and December 31, 2025:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
June 30, 2026
Government guaranteed loans HFI, at fair value	$43,847	Discounted	Discount rate	4.89%-8.39% (7.39%)
		cash flow	Conditional prepayment rate	7.83%-18.62% (11.46%)
December 31, 2025
Government guaranteed loans HFI, at fair value	$54,076	Discounted	Discount rate	5.27%-8.77% (7.75%)
		cash flow	Conditional prepayment rate	8.61%-18.58% (11.16%)
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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Assets measured at fair value on a nonrecurring basis at June 30, 2026 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount	Valuation Level
Individually evaluated loans	$4,781	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	25%-100%	3
Other real estate owned	$532	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Repossessed assets	$466	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Assets measured at fair value on a nonrecurring basis at December 31, 2025 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount	Valuation level
Individually evaluated loans	$2,628	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Other real estate owned	$400	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Repossessed assets	$263	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at June 30, 2026 and December 31, 2025 are as follows:

		June 30, 2026		December 31, 2025
				(as restated)
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$139,165	$139,165	$206,982	$206,982
Investment securities held to maturity	2	2,493	2,371	2,493	2,384
Nonmarketable equity securities, at cost	2	3,164	3,164	4,656	4,656
Loans HFI, at amortized cost	3	793,912	789,765	881,942	894,320
Accrued interest receivable	2	5,127	5,127	6,317	6,317
Government guaranteed loan servicing rights	3	9,942	13,387	12,580	16,041
Liabilities:
Noninterest-bearing deposit accounts	2	$116,788	$116,788	$95,731	$95,731
Interest-bearing transaction accounts	2	135,628	135,628	231,227	231,227
Savings and money market deposit accounts	2	422,933	422,933	454,639	454,639
Time deposits	2	313,525	313,224	402,341	403,394
Subordinated notes	2	5,966	5,757	5,962	5,877
Notes payable	2	1,252	1,233	1,593	1,590
Accrued interest payable	2	597	597	1,133	1,133
NOTE 6 – GOVERNMENT GUARANTEED LOAN SERVICING ACTIVITIES
At June 30, 2026 and December 31, 2025, the balance of government guaranteed loans HFI, excluding PPP loans, retained by the Company was $271,779 and $302,986, respectively, of which $77,156 and $70,123 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Condensed Consolidated Balance Sheets. The unpaid principal balances of government guaranteed loans serviced for others requiring recognition of a servicing asset were $765,655 and $885,505 at June 30, 2026 and December 31, 2025, respectively.
In December 2025, the Company sold SBA 7(a) loans with principal balance of $96,602 to a third party as part of the Company’s restructure related to the discontinuance of SBA 7(a) lending. Of those loans, there were $26,749 of loans with a servicing asset of $1,691.
Activity for government guaranteed loan servicing rights for the three and six months ended June 30, 2026 and June 30, 2025 follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning of period	$11,334	$16,460	$12,580	$16,534
Additions	—	1,563	—	3,215
Amortization	(1,392)	(1,949)	(2,638)	(3,675)
End of period	$9,942	$16,074	$9,942	$16,074

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The fair value of government guaranteed loan servicing rights was $13,387 and $16,041 at June 30, 2026 and December 31, 2025, respectively. Fair value was determined using a weighted average discount rate of 13.88% and a weighted average prepayment speed of 11.38% at June 30, 2026. Fair value was determined using a weighted average discount rate of 13.88% and a weighted average prepayment speed of 11.16% at December 31, 2025. The government guaranteed loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain on sale of government guaranteed loans for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
		(as restated)		(as restated)
Gain (loss) on sale of guaranteed portion of government guaranteed loans	$—	$4,309	$(97)	$9,721
Fair value of loan servicing rights created	—	1,563	—	3,215
Gain (loss) on sale of government guaranteed loans, net	$—	$5,872	$(97)	$12,936
NOTE 7 – LEASES
For the three and six months ended June 30, 2026 and June 30, 2025, the components of total lease cost and supplemental information related to operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$481	$546	$1,001	$1,151
Short-term lease cost	2	76	6	107
Total lease cost, net (1)	$483	$622	$1,007	$1,258

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash flows related to operating lease liabilities	$233	$220	452	496
At June 30, 2026, the weighted average discount rate of operating leases was 7.20% and the weighted average remaining life of operating leases was 12.65 years.
The future minimum lease payments for operating leases, subsequent to June 30, 2026, as recorded on the balance sheet, are summarized as follows:

2026	$1,063
2027	1,751
2028	1,313
2029	1,340
2030	1,366
Thereafter	13,594
Total undiscounted lease payments	$20,427
Less: imputed interest	(7,733)
Net lease liabilities	$12,694
NOTE 8 – OTHER BORROWINGS
At June 30, 2026 and December 31, 2025, the Company had no borrowings outstanding from the FHLB or FRB.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the Bank were to obtain would be secured by a blanket lien on $378,135 of real estate-related loans as of June 30, 2026. Based on this collateral and the Bank's holdings of FHLB stock, the Bank was eligible to borrow up to $183,545 from the FHLB at June 30, 2026.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $46,256 of commercial loans as of June 30, 2026. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Bank was eligible to borrow up to $34,034 from the FRB at June 30, 2026.
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
On December 29, 2025, the Company and the holders of the Company’s Notes entered into an Amendment to the Notes (the “Amendment”), effective as of December 26, 2025. Pursuant to the Amendment, instead of the Company paying interest on the Notes, the outstanding principal of the Notes shall be increased by the amount of interest due as of the date of the Amendment and that becomes due through and including June 30, 2026. The Company paid the deferred interest as agreed. As of June 30, 2026, the Company was in compliance with all financial debt covenants.
The balance of Notes outstanding at the Company, net of offering costs, amounted to $5,966 and $5,962 at June 30, 2026 and December 31, 2025, respectively.
The Company has a term note with quarterly principal and interest payments with interest at Prime (6.75% at June 30, 2026). The note matures on March 10, 2029 and the balance of the note was $1,252 and $1,593 at June 30, 2026 and December 31, 2025, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note. On December 30, 2025, lender agreed that the Company may defer the quarterly interest payment due December 10, 2025 on its term loan until March 10, 2026. The deferred interest was paid as agreed. As of June 30, 2026, the Company was in compliance with all financial debt covenants.
NOTE 9 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock grants and stock options. Total compensation cost charged against income related to the Equity Plan was $90 and $150 for the six months ended June 30, 2026 and June 30, 2025, respectively.
Restricted Stock
The Company awarded shares of restricted common stock to certain employees and directors for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.
A summary of changes in the Company’s nonvested restricted shares for the six months ended June 30, 2026 and June 30, 2025 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2026	33,750	$15.87
Vested	(15,365)	(15.96)
Nonvested at June 30, 2026	18,385	$15.80

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2025	47,485	$14.54
Granted	25,800	15.78
Vested	(24,225)	(13.23)
Forfeited	(540)	(15.03)
Nonvested at June 30, 2025	48,520	$15.85
At June 30, 2026, there was $243 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the six months ended June 30, 2026 and June 30, 2025 on the vesting date was $245 and $370, respectively.
Stock Options
The Equity Plan permits the grant of stock options to the Company’s employees and directors for up to 15% of the total number of shares of Company common stock issued and outstanding, up to 1,000,000 shares. Option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The market price of the Company’s common stock is the closing sales price of the Common Stock on Nasdaq on the date of the grant. Those option awards generally have a vesting period of 5 years for employees and 3 years for directors and have 10-year contractual terms.
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
A summary of the activity in the Equity Plan for the six months ended June 30, 2026 and June 30, 2025 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	359,233	$15.68
Forfeited	(24,570)	(15.34)
Outstanding at June 30, 2026	334,663	$15.71	3.12	$—
Vested and exercisable at June 30, 2026	334,663	$15.71	3.12	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	364,063	$15.68
Exercised	(1,050)	(14.67)
Outstanding at June 30, 2025	363,013	$15.68	3.67	$—
Vested and exercisable at June 30, 2025	357,688	$15.69	3.65	$—
There were no options granted during the six months ended June 30, 2026 or June 30, 2025. All stock options granted are vested and there is no unrecognized compensation cost under the Equity Plan at June 30, 2026.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 10 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. For the six months ended June 30, 2026 and June 30, 2025, there were no shares issued.
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the six months ended June 30, 2026 and June 30, 2025 was $0 and $9, respectively. During the six months ended June 30, 2026, 3,028 shares were purchased at an average price of $3.90. For the six months ended June 30, 2025, there were no shares issued.
The Company has a Salary Continuation Agreement (the “Agreement”) with the Company’s retired CEO. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. The liability recorded for the Agreement was $298 and $316 at June 30, 2026 and December 31, 2025, respectively, and the related expense for the six months ended June 30, 2026 and June 30, 2025, was $7. Payments began in July 2024 as a result of the retirement of the CEO on December 31, 2023.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. Previous to January 2026, the Company contributed 3% of each employee’s salary each pay period as a safe harbor contribution. In January 2026, the Company updated the plan to change the contribution from the non-elective contribution to a matching contribution equal to 100% of the first 4% and 50% of the next 2% of employee contributions. Expense recognized in relation to the 401(k) plan was $262 and $494 for the six months ended June 30, 2026 and June 30, 2025, respectively.
The Company had an ESOP for eligible employees with outstanding loans as a result of the acquisition of shares in 2021 and the termination of the nationwide residential lending division in 2022. On September 30, 2025, the Plan was terminated and the remaining 19,691 shares in the ESOP unallocated account with a fair value of $175 were returned to the Company in partial satisfaction of the outstanding balances on the ESOP loans. The ESOP accounts of the participants were 100% vested as of the date of the termination. As part of the termination of the plan, the Company forgave the indebtedness of the outstanding loans which totaled $365. There was $60 expense for the six months ended June 30, 2025. The Company’s ESOP, which was internally leveraged, did not report the loan receivable extended to the ESOP as an asset and did not report the ESOP debt due to the Company.
NOTE 11 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met capital adequacy requirements to which it was subject at June 30, 2026 and December 31, 2025.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. The Bank must maintain a “well capitalized” rating to access brokered deposits without FDIC waiver. An “adequately capitalized” rating requires an FDIC waiver to access brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2026, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s classification.
In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and included a transition option that allows banking organizations to phase in, over a three year period, the day one adverse effects of adoption on their regulatory capital ratios (three year transition option). In connection with the adoption of ASC 326 on January 1, 2023, the Company recognized an after-tax cumulative effect reduction to retained earnings. The Company elected to adopt the three year transition option and the deferral has been applied in capital ratios presented below. Actual and required capital amounts and ratios for the Bank are presented below at June 30, 2026:

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$108,083	12.77%	$67,723	8.00%	$84,654	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$97,066	11.47%	$50,792	6.00%	$67,723	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$97,066	11.47%	$38,094	4.50%	$55,025	6.50%
Tier 1 Capital
(to Average Assets)	$97,066	8.30%	$46,797	4.00%	$58,496	5.00%
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2025 (as restated):

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$91,085	9.48%	$76,867	8.00%	$96,084	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$78,951	8.22%	$57,650	6.00%	$76,867	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$78,951	8.22%	$43,238	4.50%	$62,455	6.50%
Tier 1 Capital
(to Average Assets)	$78,951	5.98%	$52,837	4.00%	$66,046	5.00%
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
The contractual amounts of financial instruments with off-balance sheet risk at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Unfunded loan commitments	$—	$1,257
Unused lines of credit	180,790	207,665
Standby letters of credit	1,361	1,161

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
All unused lines of credit at June 30, 2026 and December 31, 2025 were variable rate lines of credit and the majority of unfunded loan commitments at June 30, 2026 and December 31, 2025 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on peer historical usage. Loss rates for outstanding loans are applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At June 30, 2026 and December 31, 2025, ACL for off-balance sheet loan commitments totaled $788 and $671, respectively.
NOTE 13 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic:		(As Restated)		(As Restated)
Net loss	$(32,665)	$(1,854)	$(38,595)	$(2,792)
Less: Preferred stock dividend earned	386	386	771	771
Net loss attributable to common shareholders	$(33,051)	$(2,240)	$(39,366)	$(3,563)
Weighted average common shares outstanding	4,107,554	4,131,670	4,107,801	4,136,370
Basic loss per common share:	$(8.05)	$(0.54)	$(9.58)	$(0.86)

Diluted:
Net loss	$(32,665)	$(1,854)	$(38,595)	$(2,792)
Less: Preferred stock dividend earned	386	386	771	771
Add: Series B preferred stock and preferred C stock dividends	—	—	—	—
Net loss attributable to common shareholders	$(33,051)	$(2,240)	$(39,366)	$(3,563)
Weighted average common shares outstanding for basic loss per common share	4,107,554	4,131,670	4,107,801	4,136,370
Add: Dilutive effects of conversion of Series B preferred stock and Preferred C to common stock	—	—	—	—
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—	—	—
Average shares and dilutive potential common shares	4,107,554	4,131,670	4,107,801	4,136,370
Diluted loss per common share:	$(8.05)	$(0.54)	$(9.58)	$(0.86)
-
The following securities outstanding at June 30, 2026 and June 30, 2025 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share are antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock options	334,663	363,013	343,465	363,013
Convertible Series B preferred stock	3,210	3,210	3,210	3,210
Convertible Series C preferred stock	6,446	6,446	6,446	6,446
Convertible Series D preferred stock	4,000	0	4,000	0
Convertible Series E preferred stock	4,000	0	4,000	0

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 14 - SEGMENT INFORMATION
The Company’s revenue is primarily derived from the business of banking. The Company’s financial performance is monitored on a consolidated basis by senior management, who are considered to be the Company’s Chief Operating Decision Maker (“CODM”). Senior management includes the following officers of the Company: President and Chief Executive Officer; EVP, Chief Operating Officer; and Executive Vice President, Chief Financial Officer.
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
Stock Purchase and Exchange Agreements and Rights Offering
On July 14, 2026, the Company obtained shareholder approval to amend the BayFirst Financial Corp. Articles of Incorporation to increase the number of authorized shares of the common stock from 15,000,000 to 100,000,000 and exchanged all 4,000 outstanding shares of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series D, and exchanged all 4,000 outstanding shares of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series E for a total of 22,856,000 shares of common stock. Upon conversion, all shares of Series D and Series E Preferred Stock were retired. Management also noted a Mid-August launch date for the rights offering, discussed in the Stock Purchase Agreement included with the Company’s Form 8-K and the exhibits dated April 28, 2026, and filed with the Securities and Exchange Commission on April 30, 2026.
Redemption of Series A and Series B Preferred Shares
On July 20, 2026, the Company sent notifications to holders of Series A and Series B Preferred Shares formally redeeming all outstanding. On August 10, 2026, payment in the amount of $6,464 for Preferred Series A, including accrued dividends of $303, and payment in the amount of $3,241 for Preferred Series B, including accrued dividends of $118.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is an analysis of the results of operations for the three and six months ended June 30, 2026 and June 30, 2025 and financial condition as of June 30, 2026 and December 31, 2025. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes.
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
Accounting policies, as described in detail in the notes to the Company’s condensed consolidated financial statements, are an integral part of the Company’s condensed consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At June 30, 2026, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing the condensed consolidated financial statements were the policies related to the ACL, fair value measurement of government guaranteed loan servicing rights and government guaranteed loans HFI at fair value, which are discussed more fully in the December 31, 2025 Form 10-K.
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
During this process, management identified $2.8 million, pretax, of deferred origination costs and $2.1 million, pretax, of accrued interest as of March 31, 2026, related to unguaranteed portions of SBA 7(a) loans which had defaulted or were placed into nonaccrual status in prior periods, which resulted in a material understatement of provision for credit losses expense and overstatement of net interest income during the effected quarterly periods in which the errors accumulated in 2024, 2025, and the first quarter of 2026. Furthermore, management identified $3.4 million, pretax, of deferred origination costs which should have been netted against gain on sale of guaranteed SBA 7a loans which resulted in a material over statement of gain on sale of government guaranteed loans, during the affected quarterly periods in which the error accumulated in 2024 and 2025.
The discussion of financial results presented are reflective of the restatement adjustments. Refer to Note 1 of the consolidated financial statements included in the 2025 Annual Report for more information on the restatement.
Stock Purchase and Exchange Agreements and Rights Offering
On July 14, 2026, the Company obtained shareholder approval to amend the BayFirst Financial Corp. Articles of Incorporation to increase the number of authorized shares of the common stock from 15,000,000 to 100,000,000 and exchanged all 4,000 outstanding shares of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series D, and exchanged all 4,000 outstanding shares of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series E for a total of 22,856,000 shares of common stock. Upon conversion, all shares of Series D and Series E Preferred Stock were retired. Management also noted a Mid-August launch date for the rights offering, discussed in the Stock Purchase Agreement included with the Company’s Form 8-K and the exhibits dated April 28, 2026, and filed with the Securities and Exchange Commission on April 30, 2026.
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

Selected Financial Data - Unaudited

	As of and for the Three Months Ended			As of and for the Six Months Ended
(Dollars in thousands, except for share data)	6/30/2026	3/31/2026	6/30/2025	6/30/2026	6/30/2025
		As restated	As restated		As restated
Income Statement Data:
Net interest income	$9,422	$9,440	$12,127	$18,862	$22,737
Provision for credit losses	28,977	3,404	7,607	32,381	12,167
Noninterest income	(6,809)	884	10,531	(5,925)	19,019
Noninterest expense	17,676	14,886	17,528	32,562	33,341
Income tax benefit	(11,375)	(2,036)	(623)	(13,411)	(960)
Net loss	(32,665)	(5,930)	(1,854)	(38,595)	(2,792)
Preferred stock dividends	386	385	386	771	771
Net loss attributable to common shareholders	$(33,051)	$(6,315)	$(2,240)	$(39,366)	$(3,563)
Balance Sheet Data:
Average loans HFI	$908,950	$939,714	$1,116,541	$924,247	$1,099,872
Average loans HFI at amortized cost	858,931	881,938	1,042,247	871,114	1,030,065
Average total assets	1,185,392	1,213,823	1,316,901	1,199,529	1,300,191
Average common shareholders’ equity	67,624	64,448	89,452	59,616	90,672
Total loans HFI	882,840	924,220	1,120,499	882,840	1,120,499
Total loans HFI, excluding government guaranteed loan balances	805,684	849,157	967,642	805,684	967,642
Allowance for credit losses on loans	45,081	20,632	17,041	45,081	17,041
Total assets	1,134,925	1,189,671	1,337,391	1,134,925	1,337,391
Total deposits	988,874	1,085,869	1,163,796	988,874	1,163,796
Common shareholders’ equity	19,850	58,421	86,591	19,850	86,591
Per Share Data:
Basic loss per common share	$(8.05)	$(1.54)	$(0.54)	$(9.58)	$(0.86)
Diluted loss per common share	$(8.05)	$(1.54)	$(0.54)	$(9.58)	$(0.86)
Dividends per common share	$—	$—	$0.08	$—	$0.16
Book value per common share	$4.83	$14.22	$20.95	$4.83	$20.95
Tangible book value per common share(1)	$4.82	$14.22	$20.95	$4.82	$20.95
Performance Ratios:
Return on average assets(2)	(11.02)%	(1.95)%	(0.56)%	(6.44)%	(0.43)%
Return on average common equity(2)	(195.50)%	(39.19)%	(10.02)%	(132.07)%	(7.86)%
Net interest margin(2)	3.48%	3.44%	4.01%	3.46%	3.83%
Asset Quality Data:
Net charge-offs	$4,460	$4,719	$7,142	$9,179	$10,603
Net charge-offs/average loans HFI at amortized cost(2)	2.08%	2.14%	2.74%	2.11%	2.06%
Nonperforming loans(3)	$18,457	$21,453	$21,665	$18,457	$21,665
Nonperforming loans (excluding government guaranteed balance)(3)	$14,434	$15,873	$14,187	$14,434	$14,187
Nonperforming loans/total loans HFI(3)	2.20%	2.46%	2.10%	2.20%	2.10%
Nonperforming loans (excluding gov’t guaranteed balance)/total loans HFI(3)	1.72%	1.82%	1.38%	1.72%	1.38%

	As of and for the Three Months Ended			As of and for the Six Months Ended
(Dollars in thousands, except for share data)	6/30/2026	3/31/2026	6/30/2025	6/30/2026	6/30/2025
		As restated	As restated		As restated
ACL/Total loans HFI at amortized cost	5.37%	2.36%	1.65%	5.37%	1.65%
Other Data:
Full-time equivalent employees	148	143	300	148	300
Banking centers	11	12	12	11	12
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
The following presents the calculation of the non-GAAP financial measures:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share (Unaudited)
	As of
(Dollars in thousands, except for share data)	June 30, 2026	March 31, 2026	June 30, 2025
		As restated	As restated
Total shareholders’ equity	$115,901	$75,628	$102,642
Less: Preferred stock liquidation preference	(96,051)	(17,207)	(16,051)
Total equity available to common shareholders	19,850	58,421	86,591
Less: Intangible assets	(62)	—	—
Tangible common shareholders' equity	$19,788	$58,421	$86,591

Common shares outstanding	4,106,905	4,108,072	4,134,127
Tangible book value per common share	$4.82	$14.22	$20.95
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
In the fourth quarter of 2025, the Company sold a portion of its SBA 7(a) loan portfolio. In conjunction with the sale and as a result of the comprehensive strategic review aimed at reducing expenses and derisking the Bank's balance sheet, BayFirst exited the SBA 7(a) lending business. A third party assumed servicing of loans included in the sale and has been engaged as subservicer on the remaining SBA 7(a) loans retained by BayFirst.
Net Loss
The Company had a net loss for the three months ended June 30, 2026 of $32.7 million, or $8.05 per common share and diluted common share, compared to net income for the three months ended June 30, 2025 of $1.9 million, or $0.54 per common and diluted common share. The change from the second quarter of 2025 was primarily the result of $41.5 million of expense related to the asset resolution plan.
For the six months ended June 30, 2026, the Company had a net loss of $38.6 million, or $9.58 per common share and diluted common share, a decrease from net loss of $2.8 million, or $0.86 per common share and diluted common share, for the six months ended June 30, 2025. The decrease was primarily was primarily the result of $41.5 million expense related to the asset resolution plan.
Net Interest Income
Net interest income was $9.4 million for the three months ended June 30, 2026, a decrease from $12.1 million during the three months ended June 30, 2025. The decrease in net interest income during the second quarter of 2026, as compared to the year ago quarter, was mainly due to a decrease in loan interest income, including fees, of $6.4 million, partially offset by a decrease in interest expense on deposits of $2.4 million. The decrease in loan interest income, including fees, was primarily related to the write down of $1.6 million of unamortized premiums on the Company’s portfolio of purchased fully guaranteed USDA loans which are at risk of default or early prepayment.
Net interest margin was 3.48% for the second quarter of 2026, which represented a decrease from 4.01% for the second quarter of 2025. Excluding the write-downs, the net interest margin for the second quarter was 4.07%.
Net interest income was $18.9 million for the six months ended June 30, 2026, a decrease from $22.7 million for the six months ended June 30, 2025. The decrease was mainly due to a decrease in loan interest income, including fees, of $9.9 million and a decrease in interest expense of $4.9 million.
Net interest margin increased to 3.46% for the six months ended June 30, 2026, compared to 3.83% for the six months ended June 30, 2025.
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

	Three Months Ended June 30,
	2026			2025
				As restated
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$30,745	$256	3.34%	$36,951	$445	4.83%
Loans(1)	908,950	14,803	6.53	1,116,541	21,238	7.63
Other	145,470	1,306	3.60	60,250	601	4.00
Total interest-earning assets	1,085,165	16,365	6.05	1,213,742	22,284	7.36
Noninterest-earning assets	100,227			103,159
Total assets	$1,185,392			$1,316,901
Interest-bearing liabilities:
NOW, MMDA and savings	$568,549	$3,477	2.45	$709,571	$6,024	3.41
Time deposits	350,700	3,373	3.86	302,122	3,258	4.33
Other borrowings	7,440	93	5.01	74,511	875	4.71
Total interest-bearing liabilities	926,689	6,943	3.01	1,086,204	10,157	3.75
Demand deposits	112,899			105,736
Noninterest-bearing liabilities	21,551			19,458
Shareholders’ equity	124,253			105,503
Total liabilities and shareholders’ equity	$1,185,392			$1,316,901
Net interest income		$9,422			$12,127
Interest rate spread			3.04			3.61
Net interest margin (2)			3.48			4.01
Ratio of average interest-earning assets to average interest-bearing liabilities	117.10%			111.74%

(1) Includes nonaccrual loans.
(2) Net interest margin represents annualized net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2026			2025
				As restated
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$31,231	$515	3.33%	$37,643	$813	4.36%
Loans(1)	924,247	30,724	6.70	1,099,872	40,600	7.44
Other	143,728	2,556	3.59	59,287	1,167	3.97
Total interest-earning assets	1,099,206	33,795	6.20	1,196,802	42,580	7.17
Noninterest-earning assets	100,323			103,389
Total assets	$1,199,529			$1,300,191
Interest-bearing liabilities:
NOW, MMDA and savings	$588,563	$7,493	2.57	$714,558	$12,121	3.42
Time deposits	372,136	7,250	3.93	303,449	6,592	4.38
Other borrowings	7,499	190	5.11	48,084	1,130	4.74
Total interest-bearing liabilities	968,198	14,933	3.11	1,066,091	19,843	3.75
Demand deposits	107,249			104,811
Noninterest-bearing liabilities	21,106			22,566
Shareholders’ equity	102,976			106,723
Total liabilities and shareholders’ equity	$1,199,529			$1,300,191
Net interest income		$18,862			$22,737
Interest rate spread			3.09			3.42
Net interest margin (2)			3.46			3.83
Ratio of average interest-earning assets to average interest-bearing liabilities	113.53%			112.26%

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

(Dollars in thousands)	Rate	Volume	Total
Three Months Ended June 30, 2026 vs. June 30, 2025 (as restated):
Interest-earning assets:
Investment securities	$(122)	$(67)	$(189)
Loans	(2,807)	(3,628)	(6,435)
Other interest-earning assets	(66)	771	705
Total interest-earning assets	(2,995)	(2,924)	(5,919)
Interest-bearing liabilities:
NOW, MMDA and savings	(1,489)	(1,058)	(2,547)
Time deposits	(375)	490	115
Other borrowings	53	(835)	(782)
Total interest-bearing liabilities	(1,811)	(1,403)	(3,214)
Net change in net interest income	$(1,184)	$(1,521)	$(2,705)

(Dollars in thousands)	Rate	Volume	Total
Six Months Ended June 30, 2026 vs. June 30, 2025 (as restated):
Interest-earning assets:
Investment securities	$(173)	$(125)	$(298)
Loans	(3,790)	(6,086)	(9,876)
Other interest-earning assets	(123)	1,512	1,389
Total interest-earning assets	(4,086)	(4,699)	(8,785)
Interest-bearing liabilities:
NOW, MMDA, and savings	(2,712)	(1,916)	(4,628)
Time deposits	(728)	1,386	658
Other borrowings	82	(1,022)	(940)
Total interest-bearing liabilities	(3,358)	(1,552)	(4,910)
Net change in net interest income	$(728)	$(3,147)	$(3,875)
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
The Company recorded a provision for credit losses on loans for the three months ended June 30, 2026 of $29.0 million compared to a provision of $7.6 million for the three months ended June 30, 2025. The increase in provision was the result of provision expense booked during the quarter as determined by the asset resolution plan. During the three months ended June 30, 2026, $4.5 million of net charge offs were recorded compared to $7.1 million during the three months ended June 30, 2025.
The Company recorded a provision for credit losses for the six months ended June 30, 2026 of $32.4 million compared to a $12.2 million provision for the six months ended June 30, 2025. For the six months ended June 30, 2026, net loan charge offs totaled $9.2 million compared to $10.6 million for the six months ended June 30, 2025. The increase in provision was the result of provision expense booked during the second quarter as determined by the asset resolution plan.
The ACL was $45.1 million at June 30, 2026 and $17.0 million at June 30, 2025.
Noninterest Income
The following table presents noninterest income for the six months ended June 30, 2026 and June 30, 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Noninterest income:		As restated		As restated
Loan servicing income, net	$588	$484	1,358	1,220
Gain (loss) on sale of SBA and PPP loans, net	—	5,872	(97)	12,936
Service charges and fees	497	473	987	922
SBA loan fair value loss	(6,468)	2,442	(7,001)	1,687
Government guaranteed loan packaging fees	—	577	—	1,293
Loss on nonmarketable equity securities	(1,500)	—	(1,500)	—
Gain (loss) on sale of premises and equipment	(34)	—	(21)	—
Other non-interest income	108	683	349	961
Total noninterest income	$(6,809)	$10,531	(5,925)	19,019
Noninterest income was $6.8 million during the three months ended June 30, 2026, a decrease from $10.5 million during the three months ended June 30, 2025. The decrease in the second quarter of 2026, as compared to the second quarter of 2025, was the result of a decrease in gain on sale of government guaranteed loans of $5.9 million and the loss on nonmarketable equity securities of $1.5 million.
Noninterest income was $5.9 million for the six months ended June 30, 2026, a decrease from $19.0 million for the six months ended June 30, 2025. The decrease was primarily the result of a decrease in gain on sale of government guaranteed loans of $13.0 million, a decrease in government guaranteed loan fair value gains of $8.7 million, a decrease in government guaranteed loan packaging fees of $1.3 million, and the loss on nonmarketable equity securities of $1.5 million.

Noninterest Expense
The following table presents noninterest expense for the six months ended June 30, 2026 and June 30, 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Noninterest expense:
Salaries and benefits	$5,332	$8,113	$10,401	$16,111
Bonus, commissions, and incentives	741	262	1,031	333
Occupancy and equipment	1,352	1,579	2,720	3,213
Data processing	2,649	2,078	4,138	4,123
Marketing and business development	157	403	280	890
Professional services	1,172	782	2,336	1,514
Loan servicing and origination expense	3,122	2,558	6,958	3,593
Employee recruiting and development	248	462	450	1,079
Regulatory assessments	611	352	1,189	691
Restructure charges	—	—	—	—
Director compensation	(40)	77	96	253
Liability and fidelity bond insurance	172	157	334	300
ATM and interchange	159	114	290	223
Telecommunication	64	86	132	201
Other noninterest expense	1,937	505	2,207	817
Total noninterest expense	$17,676	$17,528	$32,562	$33,341
Noninterest expense was $17.7 million during the three months ended June 30, 2026, an increase from $17.5 million during the three months ended June 30, 2025. The increase in the second quarter of 2026, as compared to the second quarter of 2025, was primarily due to an increase in loan servicing and origination expense of $0.6 million, an increase in data processing expenses of $0.6 million of which $1.4 million was related to the asset resolution plan, and an increase in other expense of $1.4 million of which $1.7 million was related to the asset resolution plan. These increases were partially offset by a decrease in compensation expense of $2.3 million which included $0.8 million of expense related to the asset resolution plan.
Noninterest expense was $32.6 million for the six months ended June 30, 2026, a decrease from $33.3 million for the six months ended June 30, 2025. The decrease was was primarily the result of a decrease in compensation expense of $5.0 million, partially offset by an increase in loan servicing and origination expense of $3.4 million and an increase in other expense of $1.3 million.
Income Taxes
Income tax benefit was $11.4 million for the three months ended June 30, 2026, a decrease from income tax benefit of $0.6 million for the three months ended June 30, 2025. The change was attributed to an increase in net loss.
Income tax benefit was $13.4 million for the six months ended June 30, 2026, a decrease from income tax expense of $1.0 million for the six ended June 30, 2025. The change was attributed to a higher net loss for the current year.
At June 30, 2026, the Company had $31.0 million federal net operating loss carryforward and $34.6 million of state net operating loss carryforward. At June 30, 2025, the Company had no of federal net operating loss carryforward and $21 thousand of state net operating loss carryforward. The Company expects to fully utilize the net operating losses.
The effective income tax rate was 25.79% for the six months ended June 30, 2026 and 25.59% for the six months ended June 30, 2025.

Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available for sale as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Investment securities available for sale:
Asset-backed securities	$2,622	$2,822
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,615	4,899
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	16,673	17,768
Corporate bonds	3,868	3,874
Total investment securities available for sale	$27,778	$29,363
The net unrealized loss on the investment securities AFS at June 30, 2026 and December 31, 2025, was $2.8 million and $2.6 million, respectively.
The following table presents the amortized cost of the Company's investment securities portfolio classified as held to maturity as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Investment securities held to maturity:
Corporate bonds	$2,500	$2,500
Total investment securities held to maturity	$2,500	$2,500
There was a $7 thousand ACL on the corporate bonds HTM as of June 30, 2026 and $7 thousand at December 31, 2025. The net unrealized loss on the investment securities HTM at June 30, 2026, was $129 thousand compared with a net unrealized loss on investment securities HTM of $116 thousand at December 31, 2025.
No investment securities were pledged as of June 30, 2026 or December 31, 2025, and there were no sales of investment securities for the six months ended June 30, 2026 or the six months ended June 30, 2025.

The investment securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of June 30, 2026 and December 31, 2025. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	June 30, 2026
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$2,620	4.82%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	5,043	2.86
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	19,080	2.35
Corporate bonds	—	—	3,848	4.90	—	—	—	—
Total investment securities available for sale	$—	—%	$3,848	4.90%	$—	—%	$26,743	2.69%

	December 31, 2025
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$2,827	2.96%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	5,264	2.99
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	20,040	2.32
Corporate bonds	—	—	3,843	5.04	—	—	—	—
Total investment securities available for sale	$—	—%	$3,843	5.04%	$—	—%	$28,131	2.51%
The investment securities held to maturity presented in the following tables are reported at amortized cost and by contractual maturity as of June 30, 2026 and December 31, 2025. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities receive monthly principal payments, which are not reflected below.

	June 30, 2026
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Corporate bonds	$1,500	4.38%	$—	—%	$1,000	4.38%	$—	—%
Total investment securities held to maturity	$1,500	4.38%	$—	—%	$1,000	4.38%	$—	—%

	December 31, 2025
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Corporate bonds	$—	—%	$1,500	4.38%	$1,000	4.38%	$—	—%
Total investment securities held to maturity	$—	—%	$1,500	4.38%	$1,000	4.38%	$—	—%
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

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans HFI:			As restated
Government guaranteed loans HFI, at fair value	$43,847		$54,076
Loans HFI, at amortized cost:
Residential real estate	353,716	42.4%	365,427	40.7%
Commercial real estate	211,518	25.3	215,771	24.0
Construction and land	38,095	4.6	48,397	5.4
Commercial and industrial	158,077	18.9	181,566	20.2
Commercial and industrial – PPP	—	—	6	—
Consumer and other	73,567	8.8	86,441	9.7
Loans HFI, at amortized cost, gross	834,973	100.0%	897,608	100.0%
Discount on government guaranteed loans	(5,107)		(6,811)
Premium on loans purchased, net	789		2,650
Deferred loan costs, net	8,338		10,491
Allowance for credit losses	(45,081)		(21,996)
Loans HFI, at amortized cost, net	793,912		881,942
Total loans HFI, net	$837,759		$936,018
For the six months ended June 30, 2026, the Bank originated $7.5 million in loans through conventional lending channels and $0.8 million in government guaranteed loans. In addition, the Bank sold $0.8 million of government guaranteed loans to a third party as part of the Bank’s discontinuance of SBA 7(a) lending.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at June 30, 2026. Loan balances in this table include loans HFI at fair value, loans HFI at amortized cost, discount on retained balances of loans sold, premium and discount on loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$2,640	$395	$14,518	$336,399	$353,952
Commercial	1,749	5,076	59,270	157,378	223,473
Construction and land	—	—	3,610	34,485	38,095
Commercial and industrial	8,766	22,480	153,040	6,427	190,713
Commercial and industrial - PPP	—	—	—	—	—
Consumer and other	2,862	12,480	17,115	44,150	76,607
Total loans HFI	$16,017	$40,431	$247,553	$578,839	$882,840
The following table shows the loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at June 30, 2026.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$65,193	$286,119
Commercial	4,674	217,050
Construction and land	677	37,418
Commercial and industrial	16,588	165,359
Consumer and other	69,694	4,051
Total loans HFI	$156,826	$709,997
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
The Company completed and quantified the impact of the asset resolution. The asset resolution plan included the identification of specific loans within the Company’s government guaranteed loan portfolio, as well as adjustments to the net amount expected to be collected on over 7,000 unguaranteed SBA 7(a) small balance loans. As a result, the Company recorded $41.5 million of provision expense, write-downs on loans measured at fair value, amortization of premiums paid on purchased government guaranteed loans, and impairment on nonmarketable securities during the quarter.
Nonperforming Assets. At June 30, 2026, the Company had $15.4 million in nonperforming assets, excluding government guaranteed loan balances. The ACL represented 5.37% of total loans HFI at amortized cost. At June 30, 2025, the Company had $16.0 million in nonperforming assets, excluding government guaranteed loan balances. The ACL represented 1.65% of total loans HFI at amortized cost. The increase in nonperforming assets was partially the result of a nonaccrual loan for $8.8 million that is fully secured and has no ACL allocated. Total loans HFI at June 30, 2026 and June 30, 2025 included government guaranteed balances and loans measured at fair value, which had no reserves allocated to them. ACL as a percentage of loans HFI at amortized cost, not including government guaranteed loan balances, was 5.82% at June 30, 2026, compared to 1.86% at June 30, 2025. The increase in ACL percentage was the result of provision expense booked during the quarter as determined by the asset resolution plan.
The following table sets forth certain information on nonaccrual loans, loans 90 days or more past due, and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	June 30, 2026	June 30, 2025	December 31, 2025
		As restated	As restated
Nonperforming loans (government guaranteed balances), at amortized cost, gross	$4,023	$7,478	$8,072
Nonperforming loans (unguaranteed balances), at amortized cost, gross	14,434	14,187	16,271
Total nonperforming loans, at amortized cost, gross	18,457	21,665	24,343
Nonperforming loans (government guaranteed balances), at fair value	—	502	83
Nonperforming loans (unguaranteed balances), at fair value	443	1,430	1,453
Total nonperforming loans, at fair value	443	1,932	1,536
OREO	532	400	400
Repossessed assets	466	—	263
Total nonperforming assets, gross	$19,898	$23,997	$26,542
Nonperforming loans as a percentage of total loans HFI(1)	2.20%	2.10%	2.69%
Nonperforming loans (excluding government guaranteed balances) to total loans HFI(1)	1.72%	1.38%	1.80%
Nonperforming assets as a percentage of total assets	1.75%	1.79%	2.05%
Nonperforming assets (excluding government guaranteed balances) to total assets	1.32%	1.13%	1.29%
ACL to nonperforming loans(1)	244.24%	78.66%	90.35%
ACL to nonperforming loans (excluding government guaranteed balances)(1)	312.32%	120.12%	135.18%
(1) Excludes loans measured at fair value

The following table sets forth information with respect to activity in the ACL for loans for the periods shown:

(Dollars in thousands)	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
	2026	2025	2026	2025
Allowance at beginning of period	$20,632	$16,513	$21,995	$15,512
Charge-offs:
Residential real estate	(523)	(835)	(1,042)	(842)
Commercial real estate	(155)	(346)	(470)	(485)
Commercial and industrial	(3,800)	(5,357)	(7,522)	(8,474)
Consumer and other	(311)	(960)	(848)	(1,453)
Total charge-offs	(4,789)	(7,498)	(9,882)	(11,254)
Recoveries:
Residential real estate	94	7	94	27
Commercial real estate	—	2	22	2
Commercial and industrial	195	270	481	463
Consumer and other	40	77	106	159
Total recoveries	329	356	703	651
Net charge-offs	(4,460)	(7,142)	(9,179)	(10,603)
Provision for credit losses on loans	28,909	7,670	32,264	12,132
Allowance at end of period	$45,081	$17,041	$45,080	$17,041
Net charge-offs to average loans HFI at amortized cost	2.08%	2.74%	2.11%	2.06%
Allowance as a percent of total loans HFI at amortized cost	5.37%	1.65%	5.37%	1.65%
Allowance as a percent of loans HFI at amortized cost, not including government guaranteed loans	5.82%	1.86%	5.82%	1.86%
Allowance as a percent of nonperforming loans at amortized cost, gross	244.25%	78.66%	244.24%	78.66%
Total loans HFI	$882,840	$1,120,499	$882,840	$1,120,499
Average loans HFI at amortized cost	$858,931	$1,042,247	$871,114	$1,030,065
Nonperforming loans (including government guaranteed balances) at amortized cost, gross	$18,457	$21,665	$18,457	$21,665
Nonperforming loans (excluding government guaranteed balances) at amortized cost, gross	$14,434	$14,187	$14,434	$14,187
Guaranteed balance of government guaranteed loans	$77,156	$153,123	$77,156	$153,123

The following table details net charge-offs to average loans outstanding by loan category for the three months ended June 30, 2026 and June 30, 2025.

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$(429)	$351,256	(0.49)%	$(828)	$343,352	(0.96)%
Commercial real estate	(155)	269,188	(0.23)	(344)	366,683	(0.38)
Commercial and industrial	(3,605)	159,764	(9.03)	(5,087)	237,588	(8.56)
Commercial and industrial - PPP	—	4	—	—	307	—
Consumer and other	(271)	78,719	(1.38)	(883)	94,317	(3.74)
Total loans HFI at amortized cost	$(4,460)	$858,931	(2.08)%	$(7,142)	$1,042,247	(2.74)%
The following table details net charge-offs to average loans outstanding by loan category for the six months ended June 30, 2026 and June 30, 2025.

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$(948)	$354,492	(0.53)%	$(815)	$334,679	(0.49)%
Commercial real estate	(448)	271,608	(0.33)	(483)	364,231	(0.27)
Commercial and industrial	(7,041)	163,028	(8.64)	(8,011)	236,430	(6.78)
Commercial and industrial - PPP	—	5	—	—	469	—
Consumer and other	(742)	81,981	(1.81)	(1,294)	94,256	(2.75)
Total loans HFI, at amortized cost	$(9,179)	$871,114	(2.11)%	$(10,603)	$1,030,065	(2.06)%
SBA and Other Government Guaranteed Loans
The following table sets forth, for the periods indicated, information regarding the SBA and other government guaranteed lending activity, excluding PPP loans. In addition to the Bank’s routine loan sale activity, the Bank sold $97.4 million of government guaranteed loans to a third party as part of the Bank’s discontinuance of SBA 7(a) lending in the fourth quarter 2025 and first quarter of 2026.

(Dollars in thousands)	At and for the Six Months Ended June 30,		At and for the Year Ended December 31,
Government Guaranteed, Excluding PPP	2026	2025	2025
Number of loans originated	1	1,108	1,388
Amount of loans originated	$762	$212,686	$278,334
Average loan size originated	$762	$192	$201
Government guaranteed loan balances sold	$—	$139,345	$198,996
Total government guaranteed loan balances:
Guaranteed portion of government guaranteed loan balances HFI	$77,156	$152,666	$70,123
Unguaranteed portion of government guaranteed loan balances HFI	194,623	287,265	232,863
Total government guaranteed loans HFI	271,779	439,931	302,986
Government guaranteed loans serviced for others	$765,655	$1,064,852	$885,505
Government guaranteed loans sold to a third party	$762	$—	$96,602
The following table sets forth, at the dates indicated, the geographic disbursement of gross principal balances of its government guaranteed loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	June 30,				December 31,
	2026		2025		2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Florida	$94,860	35%	$142,215	32%	$92,975	31%
California	21,286	8	46,936	11	26,730	9
Tennessee	19,437	7	27,635	6
Texas	22,776	8	34,898	8	24,765	8
All Other	113,420	42	188,247	44	136,966	45
Total government guaranteed loans, excluding PPP loans	$271,779	100%	$439,931	101%	$302,986	100%
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
Brokered deposits. At times, the Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering outside the market of the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 20% of total assets. The Company's ability to accept or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well capitalized." At June 30, 2026 and December 31, 2025, the Company had $163.8 million and $195.5 million, respectively, of brokered deposits.
The amount of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	June 30, 2026		December 31, 2025
Noninterest-bearing deposit accounts	$116,788	11.8%	$95,731	8.1%
Interest-bearing transaction accounts	135,628	13.7	231,227	19.5
Money market accounts	400,978	40.5	434,930	36.7
Savings accounts	21,955	2.2	19,709	1.7
Subtotal	675,349	68.2	781,597	66.0
Total time deposits	313,525	31.8	402,341	34.0
Total deposits	$988,874	100.0%	$1,183,938	100.0%
At June 30, 2026, the Company held approximately $195.5 million of deposits that exceeded the FDIC insurance limit which was 20% of total deposits.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250 thousand as of June 30, 2026.

(Dollars in thousands)
Three months or less	$18,349
Over three months through six months	29,269
Over six months through 12 months	16,198
Over 12 months	23,757
Total time deposits over $250	$87,573
Deposits decreased $195.1 million or 16.48% for the six months ended June 30, 2026, with increases in noninterest-bearing deposit account balances, money market deposit account balances, and time deposit balances, partially offset by decreases in interest-bearing transaction account balances and savings account balances.
Other Borrowings
At June 30, 2026 and December 31, 2025, the Company had no borrowings outstanding from the FHLB or FRB.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the Bank were to obtain would be secured by a blanket lien on $378.1 million of real estate-related loans as of June 30, 2026. Based on this collateral and the Bank's holdings of FHLB stock, the Bank was eligible to borrow up to $183.5 million from the FHLB at June 30, 2026.
In addition, the Bank has a line of credit with the Federal Reserve Bank of Atlanta which was secured by $46.3 million of commercial loans as of June 30, 2026. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Bank was eligible to borrow up to $34.0 million from the FRB at June 30, 2026.
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
On December 29, 2025, the Company and the holders of the Company’s Notes entered into an Amendment to the Notes (the “Amendment”), effective as of December 26, 2025. Pursuant to the Amendment, instead of the Company paying interest on the Notes, the outstanding principal of the Notes shall be increased by the amount of interest due as of the date of the Amendment and that becomes due through and including June 30, 2026. The Company paid the deferred interest as agreed. As of June 30, 2026, the Company was in compliance with all financial debt covenants.
The balance of Subordinated Notes outstanding at the Company, net of offering costs, amounted to $6.0 million at June 30, 2026 and December 31, 2025.
The Company has a term note with quarterly principal and interest payments with interest at Prime (6.75% at June 30, 2026). The note matures on March 10, 2029 and the balance of the note was $1.3 million and $1.6 million at June 30, 2026 and December 31, 2025, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. On December 30, 2025, the lender agreed that the Bank may defer the quarterly interest payment due December 10, 2025 on its term loan until March 10, 2026. The deferred interest was paid as agreed. As of June 30, 2026, the Company was in compliance with all financial debt covenants.
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity was $115.9 million at June 30, 2026 as compared to $81.6 million at December 31, 2025. The increase was primarily due to the $74.5 million preferred stock capital raise partially offset by the net loss of $38.6 million.
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
Management believes that the Bank met capital adequacy requirements to which it was subject at June 30, 2026 and December 31, 2025.
The Bank’s actual capital amounts and percentages were as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2026
Total Capital (to risk-weighted assets)	$108,083	12.77%	$67,723	8.00%	$84,654	10.00%
Tier 1 Capital (to risk-weighted assets)	97,066	11.47	50,792	6.00	67,723	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	97,066	11.47	38,094	4.50	55,025	6.50
Tier 1 Capital (to total assets)	97,066	8.30	46,797	4.00	58,496	5.00
As of December 31, 2025 (as restated)
Total Capital (to risk-weighted assets)	91,085	9.48	76,867	8.00	96,084	10.00
Tier 1 Capital (to risk-weighted assets)	78,951	8.22	57,650	6.00	76,867	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	78,951	8.22	43,238	4.50	62,455	6.50
Tier 1 Capital (to total assets)	78,951	5.98	52,837	4.00	66,046	5.00
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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, was as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Unfunded loan commitments	$—	$1,257
Unused lines of credit	180,790	207,665
Standby letters of credit	1,361	1,161
Total	$182,151	$210,083
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
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At June 30, 2026 and December 31, 2025, ACL for off-balance sheet loan commitments totaled $788 thousand and $671 thousand, respectively.

Contractual Obligations
In the ordinary course of its operations, the Company enters into certain contractual obligations. Total contractual obligations at June 30, 2026 were $341.2 million, a decrease from $431.4 million at December 31, 2025. The decrease was primarily due to a decrease in time deposits of $88.8 million.
The following tables present our contractual obligations as of June 30, 2026 and December 31, 2025.

	Contractual Obligations as of June 30, 2026
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$2,140	$2,657	$2,733	$12,897	$20,427
Long-term borrowings	456	796	—	—	1,252
Subordinated notes	—	—	—	5,966	5,966
Time deposits	269,442	43,292	791	—	313,525
Total	$272,038	$46,745	$3,524	$18,863	$341,170

	Contractual Obligations as of December 31, 2025
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$2,119	$3,064	$2,706	$13,594	$21,483
Long-term borrowings	456	912	225	—	1,593
Subordinated notes	—	—	—	5,962	5,962
Time deposits	318,112	81,873	2,356	—	402,341
Total	$320,687	$85,849	$5,287	$19,556	$431,379
Liquidity
Liquidity management is the process by which the Bank manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the operations, and capital expenditures. The Bank generally maintains a minimum liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. The on-balance sheet liquidity ratio at June 30, 2026 was 14.95%, as compared to 18.44% at December 31, 2025.
For the six months ended June 30, 2026, the Bank did not pay any dividends needed to its parent company in order to meet liquidity needs to make interest payments on its debt obligations, dividends on shares of its preferred stock and common stock, and payment of operating expenses. The Company suspended the payment of dividends in 2025. As of June 30, 2026, BayFirst Financial Corp. held $12.6 million in cash and cash equivalents.
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

The estimated impact on the net interest income as of June 30, 2026 and December 31, 2025, assuming immediate parallel moves in interest rates, is presented in the table below.

	June 30, 2026		December 31, 2025
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	6.0%	2.0%	5.2%	(3.2)%
+300 basis points	5.5	2.6	5.2	(0.9)
+200 basis points	4.1	2.3	4.1	0.2
+100 basis points	2.4	1.5	2.5	0.6
-100 basis points	(1.3)	(1.4)	(1.1)	(0.5)
-200 basis points	(4.7)	(5.2)	(3.9)	(2.8)
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
The table below presents the change in the economic value of equity as of June 30, 2026 and December 31, 2025, assuming immediate parallel shifts in interest rates.

Change in rates	June 30, 2026	December 31, 2025
+400 basis points	(13.8)%	(15.6)%
+300 basis points	(10.0)	(10.9)
+200 basis points	(6.5)	(6.9)
+100 basis points	(3.0)	(3.1)
-100 basis points	3.5	4.1
-200 basis points	5.6	7.6
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2026, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2026.
Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of June 30, 2026, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows as of the dates presented and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Risk Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2026 due to the material weakness described below.
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
Series D Preferred Stock

Date	Number of Shares	Proceeds	Sales Agent	Commissions	Class of Purchaser	Exemption Claimed
4/28/2026	4,000	$40,000,000	Hovde Group, LLC	$2,400,000	Accredited Investors	Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D

Series E Convertible Preferred Stock

Date	Number of Shares	Proceeds	Sales Agent	Commissions	Class of Purchaser	Exemption Claimed
4/28/2026	4,000	$40,000,000	Hovde Group, LLC	$2,400,000	Accredited Investors	Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
On July 28, 2025, the Company’s Board of Directors approved the temporary suspension of the Company’s quarterly cash dividends on its 9% Series A Cumulative Nonconvertible Preferred Stock, 8% Series B Cumulative Convertible Preferred Stock, and 11% Series C Cumulative Convertible Preferred Stock commencing with the October 2025 dividend. As of the date of this June 30, 2026 Quarterly Report on Form 10-Q, an aggregate of $1.5 million in dividends had accrued. These dividends were paid to the holders in July 2026.
Item 4. Mine Safety Disclosures
Not applicable.
Item 4B. Other Information
None.

ITEM 6. EXHIBITS
(a)Exhibits.

Exhibit Number	Exhibit Name
*3.1	Amended and Restated Articles of Incorporation
*3.2	Bylaws
*3.3	Amendment to Bylaws, dated August 22, 2019
*3.4	Amendment to Articles of Incorporation, dated September 7, 2023
*3.5	Article of Amendment to Articles of Incorporation of BayFirst Financial Corp.
*4.1	Form of common stock certificate
*4.2	Form of Series A Preferred Stock certificate
*4.3	Form of Series B Convertible Preferred Stock certificate
*4.4	Form of Series C Cumulative Convertible Preferred Stock certificate
31.1	Principal Executive Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
31.2	Principal Financial Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
June 30, 2026, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements – filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
Article of Amendment to Articles of Incorporation of BayFirst Financial Corp.
•Incorporated by reference

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYFIRST FINANCIAL CORP.

Date:	August 14, 2026

By:	/s/ Alfred T. Rogers, Jr.
Alfred T. Rogers, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2026

By:	/s/ Scott J. McKim
Scott J. McKim
Chief Financial Officer (Principal Financial Officer\Principal Accounting Officer)