Form 10-Q
period 2026-09-30
BayFirst Financial Corp.
filed 2026-11-10
CIK 1649739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended September 30, 2026
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
(727) 521-7085
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 32,219,248 shares of common stock as of November 6, 2026.

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

BAYFIRST FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Part I - Financial Information
Item 1. Financial Statements

	September 30, 2026	December 31, 2025	(1)
ASSETS	(Unaudited)	(As restated)
Cash and due from banks	$5,230	$5,123
Interest-bearing deposits in banks	123,097	201,859
Cash and cash equivalents	128,327	206,982
Investment securities available for sale, at fair value (amortized cost: $27,454 and $31,974 at September 30, 2026 and December 31, 2025, respectively)	23,856	29,363
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $7 and $7 (fair value: $2,347 and $2,384 at September 30, 2026 and December 31, 2025, respectively)	2,493	2,493
Nonmarketable equity securities	4,509	4,656
Government guaranteed loans HFI, at fair value	42,204	54,076
Loans HFI, at amortized cost	860,762	903,938
Allowance for credit losses on loans	(41,762)	(21,996)
Net loans HFI, at amortized cost	819,000	881,942
Accrued interest receivable	5,429	6,317
Premises and equipment, net	34,681	31,188
Loan servicing rights	8,827	12,580
Deferred income tax asset	21,836	7,826
Right-of-use operating lease assets	13,402	14,504
Bank owned life insurance	27,854	27,264
Other real estate owned	410	400
Other assets	15,101	14,678
Total assets	$1,147,929	$1,294,269
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposit accounts	$121,193	$95,731
Interest-bearing transaction accounts	142,555	231,227
Savings and money market deposit accounts	445,578	454,639
Time deposits	304,828	402,341
Total deposits	1,014,154	1,183,938
Subordinated notes	5,968	5,962
Notes payable	1,138	1,593
Accrued interest payable	735	1,133
Operating lease liabilities	12,408	13,264
Accrued expenses and other liabilities	8,985	6,799
Total liabilities	1,043,388	1,212,689

BAYFIRST FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS CONTINUED
(Dollars in thousands, except per share data)

	September 30, 2026	December 31, 2025	(1)
Shareholders’ equity:	(Unaudited)	(As restated)
Preferred stock, Series A; no par value, no shares authorized, issued, and outstanding at September 30, 2026 and 10,000 shares authorized, 6,395 shares issued and outstanding at December 31, 2025; aggregate liquidation preference of $6,683 at December 31, 2025	—	6,161
Preferred stock, Series B; no par value, no shares authorized, issued, and outstanding at September 30, 2026 and 20,000 shares authorized,3,210 shares issued and outstanding at December 31, 2025; aggregate liquidation preference of $3,338 at December 31, 2025	—	3,123
Preferred stock, Series C; no par value, 10,000 shares authorized, 6,446 shares issued and outstanding at September 30, 2026 and December 31, 2025; aggregate liquidation preference of $6,446 at September 30, 2026 and $6,801 at December 31, 2025	6,446	6,446
Common stock and additional paid-in capital; no par value, 100,000,000 and 15,000,000, shares authorized, 26,962,725 and 4,108,609 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	128,646	54,371
Accumulated other comprehensive loss, net	(2,701)	(1,960)
Unearned compensation	(213)	(335)
Retained earnings (losses)	(27,637)	13,774
Total shareholders’ equity	104,541	81,580
Total liabilities and shareholders’ equity	$1,147,929	$1,294,269

(1) Derived from audited consolidated financial statements as restated

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
		As restated		As restated
Interest income:
Loans, including fees	$15,951	$20,746	$46,675	$61,346
Interest-bearing deposits in banks and other	1,296	946	4,367	2,926
Total interest income	17,247	21,692	51,042	64,272
Interest expense:
Deposits	6,483	9,576	21,226	28,289
Borrowings	137	798	327	1,928
Total interest expense	6,620	10,374	21,553	30,217
Net interest income	10,627	11,318	29,489	34,055
Provision for credit losses	(69)	11,165	32,312	23,332
Net interest income after provision for credit losses	10,696	153	(2,823)	10,723
Noninterest income:
Loan servicing income, net	655	761	2,013	1,981
Gain (loss) on sale of government guaranteed loans, net	—	3,039	(97)	15,975
Service charges and fees	507	474	1,494	1,396
Government guaranteed loans fair value gain (loss), net	(38)	(882)	(7,039)	805
Fair value adjustment on loans held for sale	—	(5,096)	—	(5,096)
Government guaranteed loan packaging fees	—	380	—	1,673
Loss on nonmarketable equity securities	—	—	(1,500)	—
Loss on premises and equipment	—	—	(21)	—
Other noninterest income (loss)	(23)	254	326	1,215
Total noninterest income (loss)	1,101	(1,070)	(4,824)	17,949
Noninterest expense:
Salaries and benefits	4,466	7,637	14,867	23,748
Bonus, commissions, and incentives	576	530	1,607	863
Occupancy and equipment	1,307	1,525	4,027	4,738
Data processing	1,406	2,049	5,544	6,172
Marketing and business development	76	262	356	1,152
Professional services	571	859	2,907	2,373
Loan servicing and origination expense	3,004	3,273	9,962	6,866
Employee recruiting and development	213	364	663	1,443
Regulatory assessments	515	484	1,704	1,175
Restructure charges	—	7,262	—	7,262
Other noninterest expense	682	970	3,741	2,764
Total noninterest expense	12,816	25,215	45,378	58,556
Loss before income taxes	(1,019)	(26,132)	(53,025)	(29,884)
Income tax benefit	(342)	(7,055)	(13,753)	(8,015)
Net loss	(677)	(19,077)	(39,272)	(21,869)
Preferred stock dividends	277	385	1,048	1,156
Net loss attributable to common shareholders	$(954)	$(19,462)	$(40,320)	$(23,025)
Basic loss per common share	$(0.04)	$(4.71)	$(3.76)	$(5.57)
Diluted loss per common share	$(0.04)	$(4.71)	$(3.76)	$(5.57)
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
		As restated		As restated
Net loss	$(677)	$(19,077)	$(39,272)	$(21,869)
Net unrealized gains (losses) on investment securities available for sale	(785)	397	(987)	1,231
Deferred income tax expense (benefit)	195	(98)	246	(344)
Other comprehensive income (loss), net	(590)	299	(741)	887
Comprehensive loss	$(1,267)	$(18,778)	$(40,013)	$(20,982)
See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Preferred Stock, Series D	Preferred Stock, Series E	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at April 1, 2025 (as restated))	$6,161	$3,123	$6,446	$—	$—	$53,733	$(2,368)	$35,547	$102,642
Net loss	—	—	—	—	—	—	—	(19,077)	(19,077)
Non-qualified stock purchase plan	—	—	—	—	—	38	—	—	38
Unearned ESOP shares allocation	—	—	—	—	—	368	—	—	368
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	—	—	83	—	—	83
Stock option expense	—	—	—	—	—	4	—	—	4
Other comprehensive income, net	—	—	—	—	—	—	299	—	299
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	(385)	(385)
Balance at September 30, 2025 (as restated)	$6,161	$3,123	$6,446	$—	$—	$54,226	$(2,069)	$16,085	$83,972

Balance at April 1, 2026 (as restated)	$6,161	$3,123	$6,446	$37,254	$37,254	$54,137	$(2,111)	$(26,363)	$115,901
Net loss	—	—	—	—	—	—	—	(677)	(677)
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	—	—	31	—	—	31
Conversion of Series D and Series E preferred stock to common stock	—	—	—	(37,254)	(37,254)	74,508	—	—	—
Redemption of Series A and Series B preferred stock	(6,161)	(3,123)	—	—	—	—	(243)	—	(9,527)
Other comprehensive loss, net	—	—	—	—	—	—	(590)	—	(590)
Dividends on:			—	—	—
Preferred stock	—	—	—	—	—	—	—	(597)	(597)
Balance at September 30, 2026	$—	$—	$6,446	$—	$—	$128,433	$(2,701)	$(27,637)	$104,541

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (Dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Preferred Stock, Series D	Preferred Stock, Series E	Common Stock, Additional Paid-in Capital, and Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2025 (as restated)	$6,161	$3,123	$6,446	$—	$—	$54,012	$(2,956)	$39,773	$106,559
Net loss	—	—	—	—	—	—	—	(21,869)	(21,869)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	—	—	38	—	—	38
Repurchase of common stock	—	—	—	—	—	(335)	—	—	(335)
Unearned ESOP shares allocation	—	—	—	—	—	368	—	—	368
Stock-based awards - common stock:
Restricted stock expense, net of tax impact	—	—	—	—	—	65	—	—	65
Stock option expense	—	—	—	—	—	78	—	—	78
Other comprehensive income, net	—	—	—	—	—	—	887	—	887
Dividends declared on:
Preferred stock	—	—	—	—	—	—	—	(1,156)	(1,156)
Common stock ($0.16 per share)	—	—	—	—	—	—	—	(663)	(663)
Balance at September 30, 2025 (as restated)	$6,161	$3,123	$6,446	$—	$—	$54,226	$(2,069)	$16,085	$83,972

Balance at January 1, 2026 (as restated)	$6,161	$3,123	$6,446	$—	$—	$54,036	$(1,960)	$13,774	$81,580
Net loss	—	—	—	—	—	—	—	(39,272)	(39,272)
Issuance of common stock under:
Non-qualified stock purchase plan	—	—	—	—	—	18	—	—	18
Issuance of preferred stock, net	—	—	—	37,254	37,254	—	—	—	74,508
Stock-based awards - common stock:
Restricted stock benefit, net of tax impact	—	—	—	—	—	113	—	—	113
Stock option expense	—	—	—	—	—	1	—	—	1
Conversion of Series D and Series E preferred stock to common stock	—	—	—	(37,254)	(37,254)	74,508	—	—	—
Redemption of Series A and Series B preferred stock	(6,161)	(3,123)	—	—	—	—	(243)	—	(9,527)
Other comprehensive loss, net	—	—	—	—	—	—	(741)	—	(741)
Dividends on:
Preferred stock	—	—	—	—	—	—	—	(2,139)	(2,139)
Balance at September 30, 2026	$—	$—	$6,446	$—	$—	$128,433	$(2,701)	$(27,637)	$104,541

See accompanying notes.

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:		As restated
Net loss	$(39,272)	$(21,869)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of fixed assets	1,519	1,657
Net securities premium amortization (accretion)	(8)	34
Amortization of debt issuance costs	6	5
Amortization of premium on loans purchased, net	1,986	863
Provision for credit losses	32,312	23,332
Accretion of discount on unguaranteed loans	(2,339)	(2,919)
Deferred tax benefit	(13,377)	(6,845)
Proceeds from sales of government guaranteed loans held for sale	665	196,745
Net (gains) losses on sales of government guaranteed loans	97	(15,975)
Fair value adjustment on loans held for sale	—	5,096
Net amortization of deferred loan costs	2,453	2,727
Change in fair value of government guaranteed loans HFI, at fair value	7,039	(805)
Amortization of loan servicing rights	3,753	5,360
Loss on nonmarketable equity securities	1,500	—
Write down on other foreclosed assets	32	—
Loss on sale of premises and equipment	21	—
Gain on other real estate owned	(19)	(423)
Loss on sale and writedowns of repossessed assets	113	9
Non-qualified stock purchase plan expense	3	13
Stock based compensation expense	114	143
Income from bank owned life insurance	(590)	(558)
Impairment of equipment and software	1,249	1,422
Changes in:
Accrued interest receivable	888	830
Other assets	(832)	(2,722)
Accrued interest payable	(398)	46
Other liabilities	1,191	1,324
Net cash provided by (used in) operating activities	(1,894)	187,490
Cash flows from investing activities:
Purchase of investment securities available for sale	—	(5,718)
Principal payments on investment securities available for sale	2,028	2,240
Call of investment securities held to maturity	2,500	11,109
Net purchase of nonmarketable equity securities	(1,353)	(2,502)
Purchase of time deposits in banks	—	(14)
Maturity of time deposits in banks	—	1,000
Loan originations/(payments), net	32,070	(229,292)

BAYFIRST FINANCIAL CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (UNAUDITED) (Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Purchase of premises and equipment	(5,033)	(276)
Proceeds on sales of other real estate owned	119	155
Proceeds on sales of repossessed assets	290	59
Net cash provided by (used in) investing activities	30,621	(223,239)
Cash flows from financing activities:
Net change in deposits	(169,784)	28,228
Net change in short-term borrowings	—	50,000
Payments on notes payable	(455)	(341)
Proceeds from issuance of preferred stock, net	74,508	—
Redemption of series A and series B preferred shares	(9,284)	—
Change related to the issuance of common stock for benefit plans, net	(228)	25
Common share buyback - redeemed stock	—	(335)
Unearned ESOP shares	—	368
Dividends paid on common stock	—	(663)
Dividends paid on preferred stock	(2,139)	(771)
Net cash provided by (used in) financing activities	(107,382)	76,511
Net change in cash and cash equivalents	(78,655)	40,762
Cash and cash equivalents, beginning of period	206,982	77,788
Cash and cash equivalents, end of period	$128,327	$118,550
Supplemental cash flow information
Interest paid	$21,951	$30,171
Income taxes paid	28	5,296
Supplemental noncash disclosures
Net change in unrealized holding gains (losses) on investment securities available for sale, net of tax effect	(741)	887
Accumulated unpaid preferred dividends	—	(385)
Transfer of government guaranteed loans HFI to loans HFS	762	284,407
Transfer of loans HFI to OREO	142	53
Transfer of loans HFI to repossessed assets	528	—
Conversion of Series D and Series E preferred stock to common stock	74,508	—

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
Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025.
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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Emerging Growth Company Status: The Company is expected to remain an "emerging growth company," as defined in the JOBS Act, through December 31, 2026. Management is currently evaluating the impacts on financial reporting starting with the 2026 10K. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period when complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period, which means these financial statements, as well as financial statements they file in the future for as long as the Company remains an emerging growth company, will be subject to all new or revised accounting standards generally applicable to private companies.
Contingencies: Due to the nature of their activities, the Company is at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2026. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
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
On July 14, 2026, the Company received shareholder approval to amend the Company’s articles of incorporation to increase the number of authorized shares of Common Stock to 100,000,000 shares and to covert Series D Preferred Shares and convert Series E Preferred Shares to Common Stock.
Stock Purchase and Exchange Agreement:
On July 14, 2026, the Company obtained shareholder approval to amend the BayFirst Financial Corp. Articles of Incorporation to increase the number of authorized shares of the common stock from 15,000,000 to 100,000,000 and exchanged all 4,000 outstanding shares of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series D, and exchanged all 4,000 outstanding shares of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series E for a total of 22,856,000 shares of common stock. Upon conversion on September 22, 2026, all shares of Series D and Series E Preferred Stock were retired.
Redemption of Series A and Series B Preferred Shares:
On August 13, 2026, the Company redeemed Series A and Series B Preferred Shares in the amount of $6,464 for Preferred Series A, including accrued dividends of $303, and $3,241 for Preferred Series B, including accrued dividends of $118.
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
NOTE 2 – INVESTMENT SECURITIES
The amortized costs, gross unrealized gains and losses, and estimated fair values of investment securities available for sale and investment securities held to maturity at September 30, 2026 and December 31, 2025 as well as the ACL for investment securities held to maturity at September 30, 2026 and December 31, 2025 are summarized as follows:

September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$2,533	$17	$—	$2,550
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,919	—	(614)	4,305
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	18,642	—	(3,006)	15,636
Corporate bonds	1,360	5	—	1,365
Total investment securities available for sale	$27,454	$22	$(3,620)	$23,856

September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Corporate bonds	$2,500	$—	$(153)	$2,347	$7
Total investment securities held to maturity	$2,500	$—	$(153)	$2,347	$7

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
Asset-backed securities	$2,827	$4	$(9)	$2,822
Mortgage-backed securities:
U.S. Government-sponsored enterprises	5,264	55	(420)	4,899
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	20,040	27	(2,299)	17,768
Corporate bonds	3,843	31	—	3,874
Total investment securities available for sale	$31,974	$117	$(2,728)	$29,363

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Investment securities held to maturity:
Corporate bonds	$2,500	$—	$(116)	$2,384	$7
Total investment securities held to maturity	$2,500	$—	$(116)	$2,384	$7
`
The amortized cost and fair value of investment securities as of September 30, 2026 are shown in the table below by contractual maturity. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$1,500	$1,464
One to five years	1,360	1,364	—	—
Five to ten years	—	—	1,000	883
Beyond ten years	26,094	22,492	—	—
Total	$27,454	$23,856	$2,500	$2,347
No ACL for investment securities AFS was needed at September 30, 2026 or December 31, 2025. Declines in the fair value of the AFS investment portfolio are believed by management to be unrelated to credit losses. When evaluating an investment for credit loss, management considers, among other things, the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At September 30, 2026, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.
As of September 30, 2026, there were no past due principal and interest payments associated with the HTM securities. The Company monitors the credit quality of debt securities held to maturity quarterly through the use of credit ratings. However, the corporate bonds that are held to maturity have no credit rating and the corporate bonds in an unrealized loss position at September 30, 2026 are not material to the financial statements. There was an ACL of $7 on corporate bonds HTM at September 30, 2026 and $7 at December 31, 2025, which was calculated based on applying the long-term historical credit loss rate for similarly rated securities.
The following table presents the activity in the ACL for investment securities HTM by major security type for the nine months ended September 30, 2026 and September 30, 2025:

	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended
Corporate Bonds	September 30, 2026		September 30, 2025
Balance at beginning of period	$7	$7	$9	$12
Provision for credit losses on HTM investment securities	—	—	—	(3)
Investment securities charge-offs	—	—	—	—
Investment securities recoveries	—	—	—	—
Balance at end of period	$7	$7	$9	$9

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following table summarizes investment securities with unrealized losses at September 30, 2026 aggregated by security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Investment securities available for sale:
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$2,210	$(545)	$2,095	$(69)	$4,305	$(614)	3
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	12,527	(2,937)	3,109	(69)	15,636	(3,006)	8
Total investment securities available for sale	$14,737	$(3,482)	$5,204	$(138)	$19,941	$(3,620)	11

Investment securities held to maturity:
Corporate bonds	$—	$—	$2,347	$(153)	$2,347	$(153)	3
Total investment securities held to maturity	$—	$—	$2,347	$(153)	$2,347	$(153)	3
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
No investment securities were pledged as of September 30, 2026 or December 31, 2025, and there were no sales of investment securities for the nine months ended September 30, 2026 or September 30, 2025.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 3 – LOANS
Loans HFI, excluding loans measured at fair value, at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Real estate:		As restated
Residential	$348,865	$365,427
Commercial	228,589	215,771
Construction and land	35,976	48,397
Commercial and industrial	177,062	181,566
Commercial and industrial - PPP	—	6
Consumer and other	66,903	86,441
Loans HFI, excluding loans measured at fair value, gross	857,395	897,608
Deferred loan costs, net	7,151	10,491
Discount on government guaranteed loans(1)	(4,472)	(6,811)
Premium on loans purchased, net	688	2,650
Allowance for credit losses	(41,762)	(21,996)
Net loans HFI, excluding loans measured at fair value	$819,000	$881,942
(1) The Company allocates the retained portion of loans sold based on relative fair value of the retained portion and the sold portion, which results in a discount on the retained portion.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 4 - ALLOWANCE FOR CREDIT LOSSES
The following schedules present the activity in the ACL by loan segment for the three and nine months ended September 30, 2026 and September 30, 2025:

Three Months Ended	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and Other	Total
September 30, 2026
Beginning Balance	$4,093	$5,871	$491	$31,979	$2,647	$45,081
Charge-offs	(121)	(291)	—	(2,853)	(405)	(3,670)
Recoveries	1	97	—	234	110	442
Provision	28	342	(22)	(484)	45	(91)
Ending Balance	$4,001	$6,019	$469	$28,876	$2,397	$41,762
September 30, 2025 (as restated)
Beginning Balance	$1,179	$2,135	$847	$11,106	$1,774	$17,041
Charge-offs	(121)	—	—	(3,433)	(314)	(3,869)
Recoveries	—	3	—	190	132	325
Provision	1,224	(151)	(231)	9,775	370	10,988
Ending Balance	$2,282	$1,987	$616	$17,638	$1,962	$24,485

	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction and Land	Commercial and Industrial	Consumer and Other	Total
Nine Months Ended
September 30, 2026
Beginning Balance	$2,269	$1,822	$630	$15,435	$1,840	$21,996
Charge-offs	(1,163)	(761)	—	(10,375)	(1,253)	(13,552)
Recoveries	95	119	—	715	216	1,145
Provision	2,800	4,839	(161)	23,101	1,594	32,173
Ending Balance	$4,001	$6,019	$469	$28,876	$2,397	$41,762
September 30, 2025 (as restated)
Beginning Balance	$1,181	$2,096	$507	$9,607	$2,121	$15,512
Charge-offs	(963)	(485)	—	(11,907)	(1,767)	(15,123)
Recoveries	27	5	—	653	291	976
Provision	2,037	371	109	19,285	1,317	23,120
Ending Balance	$2,282	$1,987	$616	$17,638	$1,962	$24,485
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
The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The ACL on unfunded loan commitments is based on estimates of probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity and loss rates as determined for pooled funded loans. As of September 30, 2026 and December 31, 2025, the ACL for unfunded commitments recorded in other liabilities was $810 and $671, respectively.
The following table presents the activity in the ACL for unfunded commitments for the three and nine months ended September 30, 2026 and September 30, 2025:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balance at beginning of period	$788	$554	$671	$516
Provision for credit losses on unfunded commitments	22	177	139	215
Unfunded commitments charge-offs	—	—	—	—
Unfunded commitments recoveries	—	—	—	—
Balance at end of period	$810	$731	$810	$731
The following tables present the principal balance of nonaccrual loans and loans past due over 89 days on accrual by loan segment at September 30, 2026 and December 31, 2025. In the following tables, the principal balance does not include the government guaranteed balance or loans measured at fair value.

September 30, 2026	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days and Accruing(1)
Real estate - residential	$—	$6,826	$—
Real estate - commercial	—	4,520	—
Commercial and industrial	—	1,472	—
Consumer and other	—	590	36
Total	$—	$13,408	$36

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

December 31, 2025	Nonaccrual with no ACL(1)	Nonaccrual with ACL(1)	Loans Past Due Over 89 Days and Accruing(1)
Real estate - residential	$—	$6,164	$—
Real estate - commercial	2,628	3,888	—
Real estate - construction and land	—	815	—
Commercial and industrial	—	2,467	—
Consumer and other	—	268	41
Total	$2,628	$13,602	$41
(1) Excludes loans measured at fair value. See Note 5. Fair Value for additional information.
A financial asset is considered collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraised value. The following tables present the principal balance, including government guaranteed balances, of individually analyzed collateral dependent loans by loan portfolio segment as of September 30, 2026 and December 31, 2025:

September 30, 2026	Type of Collateral		ACL
	Real Estate	Business Assets
Real estate - commercial	$8,807	$—	$4,026
Commercial and industrial	—	528	528
Total	$8,807	$528	$4,554
.

December 31, 2025	Type of Collateral	ACL
	Real Estate
Real estate - commercial	$2,628	$—

The following table presents the aging of the principal balance of past due loans HFI at amortized cost at September 30, 2026 by loan segment:

	30-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due (1)	Total Loans
Real estate - residential	$4,694	$6,287	$10,981	$337,884	$348,865
Real estate - commercial	4,534	3,193	7,727	220,862	228,589
Real estate - construction and land	—	—	—	35,976	35,976
Commercial and industrial	4,185	1,144	5,329	171,733	177,062
Consumer and other	612	525	1,137	65,766	66,903
Total	$14,025	$11,149	$25,174	$832,221	$857,395
(1) $7,399 of balances 30-89 days past due and $282 of balances greater than 89 days past due are reported as Loans Not Past Due as a result of the government guarantee.

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

Modifications to Borrowers Experiencing Financial Difficulty
For the nine months ended September 30, 2026 and the year ended December 31, 2025, there were no loan modifications to borrowers experiencing financial difficulty and no loan modifications that subsequently defaulted during the period.

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

The table below sets forth principal balance for the commercial loan portfolio disaggregated by loan segment based on internally assigned risk ratings at September 30, 2026 and gross write offs for the nine months ended September 30, 2026:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Real estate - commercial
Risk Rating
Pass	$30,749	$21,586	$32,671	$32,457	$39,746	$47,464	$1,774	$—	$206,447
Special mention	—	—	77	—	145	251	15	—	488
Substandard	—	—	8,554	9,282	2,426	1,392	—	—	21,654
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans, at amortized cost, gross	30,749	21,586	41,302	41,739	42,317	49,107	1,789	—	228,589
Gross write offs	—	—	—	259	470	32	—	—	761

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Real estate - construction and land
Risk Rating
Pass	5,416	17,444	7,208	—	—	—	2,254	—	32,322
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,654	—	—	—	—	3,654
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction and land loans, at amortized cost, gross	5,416	17,444	7,208	3,654	—	—	2,254	—	35,976
Gross write offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Risk Rating
Pass	402	37,417	33,305	17,399	15,596	16,827	45,049	—	165,995
Special mention	—	743	1,184	1,094	350	1,197	125	—	4,693
Substandard	—	387	765	2,647	1,234	1,204	40	—	6,277
Doubtful	—	13	—	8	76	—	—	—	97
Total commercial and industrial loans, at amortized cost, gross	402	38,560	35,254	21,148	17,256	19,228	45,214	—	177,062
Gross write offs	—	1,277	2,615	4,127	925	1,431	—	—	10,375

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
The Company considers the performance of the loan portfolio to determine its impact on the ACL. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan by payment activity. The following table presents the principal balance at September 30, 2026 of residential and consumer loans based on payment activity as well as gross write offs for the nine months ended September 30, 2026:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Real estate - residential
Payment Performance
Performing	$2,871	$8,295	$27,570	$21,614	$63,550	$33,223	$184,916	$—	$342,039
Nonperforming	—	—	49	616	895	3,147	2,119	—	6,826
Total real estate - residential loans, at amortized cost, gross	2,871	8,295	27,619	22,230	64,445	36,370	187,035	—	348,865
Gross write offs	—	—	118	394	405	—	246	—	1,163

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Consumer and other
Payment Performance
Performing	165	9,986	43,685	8,657	1,958	124	1,702	—	66,277
Nonperforming	—	—	403	187	36	—	—	—	626
Total consumer and other loans, at amortized cost, gross	165	9,986	44,088	8,844	1,994	124	1,702	—	66,903
Gross write offs	33	97	282	467	299	10	65	—	1,253
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
Assets measured at fair value on a recurring basis at September 30, 2026 are summarized below. There were no liabilities carried at fair value on a recurring basis at September 30, 2026.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Investment securities available for sale	$—	$23,856	$—	$23,856
Government guaranteed loans HFI, at fair value	—	—	42,204	42,204
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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The following tables provide more information about the fair value carrying amount and the unpaid principal outstanding of HFI government guaranteed loans measured at fair value at September 30, 2026 and December 31, 2025.

	September 30, 2026
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$9,716	$9,498	$218	$113	$109	$4	$—	$—	$—
Commercial and industrial	32,488	46,254	(13,766)	1	10,255	(10,254)	—	—	—
Total loans HFI, at fair value	$42,204	$55,752	$(13,548)	$114	$10,364	$(10,250)	$—	$—	$—

	December 31, 2025
	Total Loans			Nonaccrual(1)			90 Days or More Past Due(1)
	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)	Fair Value Carrying Amount	Unpaid Principal Balance	Fair Value Gain (Loss)
Real estate - commercial	$10,348	$10,420	$(72)	$—	$—	$—	$—	$—	$—
Commercial and industrial	43,728	50,165	(6,437)	1,491	2,630	(1,139)	—	—	—
Total loans HFI, at fair value	$54,076	$60,585	$(6,509)	$1,491	$2,630	$(1,139)	$—	$—	$—
(1) The nonaccrual and 90 days or more past due loan balances do not include the portion of government guaranteed loan balances.
The total amount of net gains and losses from changes in fair value and interest income included in earnings for the nine months ended September 30, 2026 and September 30, 2025 for government guaranteed loans HFI, at fair value, were as follows:

	Nine Months Ended September 30,
	2026	2025
Interest income	$4,427	$6,074
Change in fair value	(7,039)	805
Total gain, net	$(2,612)	$6,879
Changes in fair value for government guaranteed loans HFI, at fair value, were included in Government guaranteed loans fair value gain (loss), net on the Condensed Consolidated Statements of Income.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The table below presents a reconciliation of government guaranteed loans HFI, at fair value, which were valued on a recurring basis and used significant unobservable inputs (Level 3) for the nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended September 30,
	2026	2025
Balance of government guaranteed loans HFI at fair value, beginning of period	$54,076	$60,833
New government guaranteed originations at fair value	—	51,287
Loans sold	—	(32,884)
Principal payments	(4,833)	(6,285)
Transfer to HFS	—	(11,976)
Total fair value gains (losses) during the period	(7,039)	805
Balance of government guaranteed loans HFI at fair value, end of period	$42,204	$61,780
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
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of government guaranteed loans HFI that fall within Level 3 of the fair value hierarchy at September 30, 2026 and December 31, 2025:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
September 30, 2026
Government guaranteed loans HFI, at fair value	$42,204	Discounted	Discount rate	4.93%-8.43% (7.42%)
		cash flow	Conditional prepayment rate	8.71%-18.62% (11.57%)
December 31, 2025
Government guaranteed loans HFI, at fair value	$54,076	Discounted	Discount rate	5.27%-8.77% (7.75%)
		cash flow	Conditional prepayment rate	8.61%-18.58% (11.16%)
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

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Assets measured at fair value on a nonrecurring basis at September 30, 2026 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount	Valuation Level
Individually evaluated loans	$9,335	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%-100%	3
Other real estate owned	$410	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Repossessed assets	$253	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Assets measured at fair value on a nonrecurring basis at December 31, 2025 are summarized below:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Discount % Amount	Valuation level
Individually evaluated loans	$2,628	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Other real estate owned	$400	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3
Repossessed assets	$263	Discounted appraisals, estimated net realizable value of collateral	Collateral discounts	10%	3

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Fair Value of Financial Instruments
The carrying values and estimated fair values of financial instruments not carried at fair value, at September 30, 2026 and December 31, 2025 are as follows:

		September 30, 2026		December 31, 2025
				(as restated)
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$128,327	$128,327	$206,982	$206,982
Investment securities held to maturity	2	2,493	2,347	2,493	2,384
Nonmarketable equity securities, at cost	2	4,509	4,509	4,656	4,656
Loans HFI, at amortized cost	3	819,000	795,103	881,942	894,320
Accrued interest receivable	2	5,429	5,429	6,317	6,317
Government guaranteed loan servicing rights	3	8,827	12,060	12,580	16,041
Liabilities:
Noninterest-bearing deposit accounts	2	$121,193	$121,193	$95,731	$95,731
Interest-bearing transaction accounts	2	142,555	142,555	231,227	231,227
Savings and money market deposit accounts	2	445,578	445,578	454,639	454,639
Time deposits	2	304,828	302,869	402,341	403,394
Subordinated notes	2	5,968	5,827	5,962	5,877
Notes payable	2	1,138	1,231	1,593	1,590
Accrued interest payable	2	735	735	1,133	1,133
NOTE 6 – GOVERNMENT GUARANTEED LOAN SERVICING ACTIVITIES
At September 30, 2026 and December 31, 2025, the balance of government guaranteed loans HFI, excluding PPP loans, retained by the Company was $255,768 and $302,986, respectively, of which $70,062 and $70,123 represented the guaranteed portion of the loans. Loans serviced for others are not included in the accompanying Condensed Consolidated Balance Sheets. The unpaid principal balances of government guaranteed loans serviced for others requiring recognition of a servicing asset were $717,254 and $885,505 at September 30, 2026 and December 31, 2025, respectively.
In December 2025, the Company sold SBA 7(a) loans with principal balance of $96,602 to a third party as part of the Company’s restructure related to the discontinuance of SBA 7(a) lending. Of those loans, there were $26,749 of loans with a servicing asset of $1,691.
Activity for government guaranteed loan servicing rights for the three and nine months ended September 30, 2026 and September 30, 2025 follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning of period	$9,942	$16,074	$12,580	$16,534
Additions	—	1,274	—	4,489
Amortization	(1,115)	(1,685)	(3,753)	(5,360)
End of period	$8,827	$15,663	$8,827	$15,663

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The fair value of government guaranteed loan servicing rights was $12,060 and $16,041 at September 30, 2026 and December 31, 2025, respectively. Fair value was determined using a weighted average discount rate of 14.88% and a weighted average prepayment speed of 11.48% at September 30, 2026. Fair value was determined using a weighted average discount rate of 13.88% and a weighted average prepayment speed of 11.16% at December 31, 2025. The government guaranteed loan servicing rights are amortized over the life of a loan on a loan-by-loan basis.
The following table presents the components of net gain on sale of government guaranteed loans for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
		(as restated)		(as restated)
Gain (loss) on sale of guaranteed portion of government guaranteed loans	$—	$1,765	$(97)	$11,486
Fair value of loan servicing rights created	—	1,274	—	4,489
Gain (loss) on sale of government guaranteed loans, net	$—	$3,039	$(97)	$15,975
NOTE 7 – LEASES
For the three and nine months ended September 30, 2026 and September 30, 2025, the components of total lease cost and supplemental information related to operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$487	$561	$1,494	$1,712
Short-term lease cost	—	35	—	142
Total lease cost, net (1)	$487	$596	$1,494	$1,854

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash flows related to operating lease liabilities	$234	$242	686	738
At September 30, 2026, the weighted average discount rate of operating leases was 7.27% and the weighted average remaining life of operating leases was 12.59 years.
The future minimum lease payments for operating leases, subsequent to September 30, 2026, as recorded on the balance sheet, are summarized as follows:

2026	$532
2027	1,751
2028	1,313
2029	1,340
2030	1,366
Thereafter	13,594
Total undiscounted lease payments	$19,896
Less: imputed interest	(7,488)
Net lease liabilities	$12,408
NOTE 8 – OTHER BORROWINGS
At September 30, 2026 and December 31, 2025, the Company had no borrowings outstanding from the FHLB or FRB.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the Bank were to obtain would be secured by a blanket lien on $350,996 of real estate-related loans as of September 30, 2026. Based on this collateral and the Bank's holdings of FHLB stock, the Bank was eligible to borrow up to $174,633 from the FHLB at September 30, 2026.
In addition, the Bank has a secured line of credit with the Federal Reserve Bank of Atlanta which was secured by $42,775 of commercial loans as of September 30, 2026. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Bank was eligible to borrow up to $31,955 from the FRB at September 30, 2026.
The Company has $6,000 of Subordinated Notes (the “Notes”) that mature June 30, 2031 and were redeemable after 5 years which was June 30, 2026. The Notes carried interest at a fixed rate of 4.50% per annum for the initial 5 years of term and now carries interest at a floating rate for the final 5 years of term. Under the note agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum which was 7.86% at September 30, 2026.
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
The balance of Notes outstanding at the Company, net of offering costs, amounted to $5,968 and $5,962 at September 30, 2026 and December 31, 2025, respectively.
The Company has a term note with quarterly principal and interest payments with interest at Prime (6.75% at September 30, 2026). The note matures on March 10, 2029 and the balance of the note was $1,138 and $1,593 at September 30, 2026 and December 31, 2025, respectively. The note is secured by 100% of the stock of the Bank and requires the Company to comply with certain loan covenants during the term of the note. On December 30, 2025, lender agreed that the Company may defer the quarterly interest payment due December 10, 2025 on its term loan until March 10, 2026. The deferred interest was paid as agreed. The Company was in compliance with all financial debt covenants.
NOTE 9 – STOCK-BASED COMPENSATION
The Equity Plan governs the Company’s restricted stock grants and stock options. Total compensation cost charged against income related to the Equity Plan was $120 and $239 for the nine months ended September 30, 2026 and September 30, 2025, respectively.
Restricted Stock
The Company awarded shares of restricted common stock to certain employees and directors for which compensation expense is recognized ratably over the vesting period of the awards based on the fair value of the stock at issue date.
A summary of changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2026 and September 30, 2025 follows:

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2026	33,750	$15.87
Vested	(15,365)	(15.96)
Forfeited	(180)	(14.78)
Nonvested at September 30, 2026	18,205	$15.82

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

	Shares	Weighted-Average Grant-Date Fair Value, per share
Nonvested at January 1, 2025	47,485	$14.54
Granted	25,800	15.78
Vested	(24,225)	(13.23)
Forfeited	(1,680)	(15.41)
Nonvested at September 30, 2025	47,380	$15.85
At September 30, 2026, there was $213 of total unrecognized compensation cost related to nonvested restricted shares granted under the Equity Plan that is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the nine months ended September 30, 2026 and September 30, 2025 on the vesting date was $245 and $370, respectively.
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
A summary of the activity in the Equity Plan for the nine months ended September 30, 2026 and September 30, 2025 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	359,233	$15.68
Forfeited	(25,170)	(15.34)
Outstanding at September 30, 2026	334,063	$15.71	2.88	$—
Vested and exercisable at September 30, 2026	334,663	$15.71	2.88	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	364,063	$15.68
Exercised	(1,050)	(14.67)
Forfeited	(195)	(14.67)
Outstanding at September 30, 2025	362,818	$15.68	3.89	$—
Vested and exercisable at September 30, 2025	357,748	$15.69	3.87	$—
There were no options granted during the nine months ended September 30, 2026 or September 30, 2025. All stock options granted are vested and there is no unrecognized compensation cost under the Equity Plan at September 30, 2026.

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
NOTE 10 – OTHER BENEFIT PLANS
The Company has established a stock dividend reinvestment and stock purchase plan. Under the DRIP, eligible shareholders can voluntarily purchase stock with their dividend or can make additional stock purchases. For the nine months ended September 30, 2026 and September 30, 2025, there were no shares issued.
All employees and Directors are eligible to participate in the NSPP. Expense recognized in relation to the NSPP for the nine months ended September 30, 2026 and September 30, 2025 was $3 and $18, respectively. During the nine months ended September 30, 2026, 3,028 shares were purchased at an average price of $6.02. For the nine months ended September 30, 2025, there were no shares issued.
The Company has a Salary Continuation Agreement (the “Agreement”) with the Company’s retired CEO. In accordance with the Agreement, the executive will receive an annual benefit of $25 for twenty years following separation of service. The liability recorded for the Agreement was $301 and $316 at September 30, 2026 and December 31, 2025, respectively, and the related expense for the nine months ended September 30, 2026 and September 30, 2025, was $10. Payments began in July 2024 as a result of the retirement of the CEO on December 31, 2023.
The Company has a 401(k) plan that covers all employees subject to certain age and service requirements. Previous to January 2026, the Company contributed 3% of each employee’s salary each pay period as a safe harbor contribution. In January 2026, the Company updated the plan to change the contribution from the non-elective contribution to a matching contribution equal to 100% of the first 4% and 50% of the next 2% of employee contributions. Expense recognized in relation to the 401(k) plan was $392 and $749 for the nine months ended September 30, 2026 and September 30, 2025, respectively.
The Company had an ESOP for eligible employees with outstanding loans as a result of the acquisition of shares in 2021 and the termination of the nationwide residential lending division in 2022. On September 30, 2025, the Plan was terminated and the remaining 19,691 shares in the ESOP unallocated account with a fair value of $175 were returned to the Company in partial satisfaction of the outstanding balances on the ESOP loans. The ESOP accounts of the participants were 100% vested as of the date of the termination. As part of the termination of the plan, the Company forgave the indebtedness of the outstanding loans which totaled $365. There was $149 expense for the nine months ended September 30, 2025. The Company’s ESOP, which was internally leveraged, did not report the loan receivable extended to the ESOP as an asset and did not report the ESOP debt due to the Company.
NOTE 11 – REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes that the Bank met capital adequacy requirements to which it was subject at September 30, 2026 and December 31, 2025.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. The Bank must maintain a “well capitalized” rating to access brokered deposits without FDIC waiver. An “adequately capitalized” rating requires an FDIC waiver to access brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2026, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s classification.
In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and included a transition option that allows banking organizations to phase in, over a three year period, the day one adverse effects of adoption on their regulatory capital ratios (three year transition option). In connection with the adoption of ASC 326 on January 1, 2023, the Company recognized an after-tax cumulative effect reduction to retained earnings. The Company elected to adopt the three year transition option and the deferral has been applied in capital ratios presented below. Actual and required capital amounts and ratios for the Bank are presented below at September 30, 2026:

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$108,574	12.44%	$69,820	8.00%	$87,276	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$97,274	11.15%	$52,365	6.00%	$69,820	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$97,274	11.15%	$39,274	4.50%	$56,729	6.50%
Tier 1 Capital
(to Average Assets)	$97,274	8.79%	$44,249	4.00%	$55,311	5.00%
Actual and required capital amounts and ratios for the Bank are presented below at December 31, 2025 (as restated):

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$91,085	9.48%	$76,867	8.00%	$96,084	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$78,951	8.22%	$57,650	6.00%	$76,867	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)	$78,951	8.22%	$43,238	4.50%	$62,455	6.50%
Tier 1 Capital
(to Average Assets)	$78,951	5.98%	$52,837	4.00%	$66,046	5.00%
Dividend Restrictions
Banking regulations limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits of the Bank for that year combined with the retained net profits for the preceding two years. The Company has temporarily suspended common stock dividends, see Part II Item 3 of the 10K for additional information.
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
The contractual amounts of financial instruments with off-balance sheet risk at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Unfunded loan commitments	$—	$1,257
Unused lines of credit	190,211	207,665
Standby letters of credit	1,361	1,161

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
All unused lines of credit at September 30, 2026 and December 31, 2025 were variable rate lines of credit and the majority of unfunded loan commitments at September 30, 2026 and December 31, 2025 were commitments to fund variable rate loans. Unfunded loan commitments are generally entered into for periods of 90 days or less.
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on peer historical usage. Loss rates for outstanding loans are applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At September 30, 2026 and December 31, 2025, ACL for off-balance sheet loan commitments totaled $810 and $671, respectively.
NOTE 13 – EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic:		(As Restated)		(As Restated)
Net loss	$(677)	$(19,077)	$(39,272)	$(21,869)
Less: Preferred stock dividend earned	277	385	1,048	1,156
Net loss attributable to common shareholders	$(954)	$(19,462)	$(40,320)	$(23,025)
Weighted average common shares outstanding	23,733,175	4,135,106	10,721,480	4,135,949
Basic loss per common share:	$(0.04)	$(4.71)	$(3.76)	$(5.57)

Diluted:
Net loss	$(677)	$(19,077)	$(39,272)	$(21,869)
Less: Preferred stock dividend earned	277	385	1,048	1,156
Add: Series B preferred stock and preferred C stock dividends	—	—	—	—
Net loss attributable to common shareholders	$(954)	$(19,462)	$(40,320)	$(23,025)
Weighted average common shares outstanding for basic loss per common share	23,733,175	4,135,106	10,721,480	4,135,949
Add: Dilutive effects of conversion of Series B preferred stock and Preferred C to common stock	—	—	—	—
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—	—	—
Average shares and dilutive potential common shares	23,733,175	4,135,106	10,721,480	4,135,949
Diluted loss per common share:	$(0.04)	$(4.71)	$(3.76)	$(5.57)
`-
The following securities outstanding at September 30, 2026 and September 30, 2025 have been excluded from the calculation of weighted average shares outstanding as their effect on the calculation of loss per share are antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock options	334,167	363,917	340,331	363,192
Convertible Series B preferred stock	0	3,210	0	3,210
Convertible Series C preferred stock	6,446	6,446	6,446	6,446
NOTE 14 - SEGMENT INFORMATION
The Company’s revenue is primarily derived from the business of banking. The Company’s financial performance is monitored on a consolidated basis by senior management, who are considered to be the Company’s Chief Operating Decision Maker (“CODM”). Senior management includes the following officers of the Company: President and Chief

BAYFIRST FINANCIAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)
Executive Officer; Executive Vice President, Chief Operating Officer; and Executive Vice President, Chief Financial Officer.
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
NOTE 15 – RESTRUCTURE CHARGES
On September 29, 2025, the Company signed a definitive agreement to sell a portion of the Company’s SBA 7(a) loan portfolio. In conjunction with the agreement, the Company planned to exit the SBA 7(a) lending business. The loan sale and exit of SBA 7(a) lending business was completed in the fourth quarter of 2025. The transaction resulted in restructure charges totaling $7,283, including $3,719 for employee compensation and benefits costs, $2,864 for recognition of asset impairment, $435 for the transaction deal cost, and $265 for miscellaneous charges. All of these expenses were recorded in 2025. As of September 30, 2026, there were $191 of unpaid charges outstanding.
NOTE 16 – SUBSEQUENT EVENTS
On October 8, 2026, the Company sold and issued 4,107,908 common shares at $3.50 per common share in or as part of the Company’s rights offering. The offering resulted in gross proceeds of $14.4 million which will be used to improve capital levels of the Company and the Bank, and support the continued growth of the Bank.
Between September 30, 2026 and December 28, 2026, the no call period on the Company's Series C preferred shares will expire. The Board has voted to redeem the preferred shares and notifications were sent to those Series C preferred stock shareholders. These preferred shares have a conversion option priced at the Company's last reported tangible book value per share. On November 6, 2026, 4,183 Series C preferred shares were converted to 1,148,615 common shares for 29 shareholders at $3.64 per share. The remaining Series C preferred shareholders may elect to convert their shares to common stock in the fourth quarter. Any remaining shares will be redeemed by December 31, 2026.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is an analysis of the results of operations for the three and nine months ended September 30, 2026 and September 30, 2025 and financial condition as of September 30, 2026 and December 31, 2025. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes.
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
Accounting policies, as described in detail in the notes to the Company’s condensed consolidated financial statements, are an integral part of the Company’s condensed consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. At September 30, 2026, the most critical of these significant accounting policies in understanding the estimates and assumptions involved in preparing the condensed consolidated financial statements were the policies related to the ACL, fair value measurement of government guaranteed loan servicing rights and government guaranteed loans HFI at fair value, which are discussed more fully in the December 31, 2025 Form 10-K.
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
Rights Offering
On October 8, 2026, the Company sold and issued 4,107,908 common shares at $3.50 per common share in or as part of the Company’s rights offering. The offering resulted in gross proceeds of $14.4 million which will be used to improve capital levels of the Company and the Bank, and support the continued growth of the Bank.
Series C Preferred Stock
Between September 30, 2026 and December 28, 2026, the no call period on the Company's Series C preferred shares will expire. The Board has voted to redeem the preferred shares and notifications were sent to those Series C preferred stock shareholders. These preferred shares have a conversion option priced at the Company's last reported tangible book value per share. On November 6, 2026, 4,183 Series C preferred shares were converted to 1,148,615 common shares for 29 shareholders at $3.64 per share. The remaining Series C preferred shareholders may elect to convert their shares to common stock in the fourth quarter. Any remaining shares will be redeemed by December 31, 2026.
Selected Financial Data - Unaudited

	As of and for the Three Months Ended			As of and for the Nine Months Ended
(Dollars in thousands, except for share data)	9/30/2026	6/30/2026	9/30/2025	9/30/2026	9/30/2025
			As restated		As restated
Income Statement Data:
Net interest income	$10,627	$9,422	$11,318	$29,489	$34,055
Provision for credit losses	(69)	28,977	11,165	32,312	23,332
Noninterest income (loss)	1,101	(6,809)	(1,070)	(4,824)	17,949
Noninterest expense	12,816	17,676	25,215	45,378	58,556
Income tax benefit	(342)	(11,375)	(7,055)	(13,753)	(8,015)
Net loss	(677)	(32,665)	(19,077)	(39,272)	(21,869)
Preferred stock dividends	277	386	385	1,048	1,156
Net loss attributable to common shareholders	$(954)	$(33,051)	$(19,462)	$(40,320)	$(23,025)
Balance Sheet Data:
Average loans HFI	$891,603	$908,950	$1,129,337	$913,246	$1,109,865
Average loans HFI at amortized cost	848,578	858,931	1,054,946	862,845	1,039,931
Average total assets	1,121,140	1,185,392	1,339,795	1,173,112	1,313,423
Average common shareholders’ equity	59,761	67,624	86,976	71,552	89,474
Government guaranteed loans HFS	—	—	94,052	—	94,052

	As of and for the Three Months Ended			As of and for the Nine Months Ended
(Dollars in thousands, except for share data)	9/30/2026	6/30/2026	9/30/2025	9/30/2026	9/30/2025
			As restated		As restated
Total loans HFI	902,966	882,840	993,109	902,966	993,109
Total loans HFI, excluding government guaranteed loan balances	832,904	805,684	917,816	832,904	917,816
Allowance for credit losses on loans	41,762	45,081	24,485	41,762	24,485
Total assets	1,147,929	1,134,925	1,340,222	1,147,929	1,340,222
Total deposits	1,014,154	988,874	1,171,457	1,014,154	1,171,457
Common shareholders’ equity	98,095	19,850	67,921	98,095	67,921
Per Share Data:
Basic loss per common share	$(0.04)	$(8.05)	$(4.71)	$(3.76)	$(5.57)
Diluted loss per common share	$(0.04)	$(8.05)	$(4.71)	$(3.76)	$(5.57)
Dividends per common share	$—	$—	$—	$—	$0.16
Book value per common share	$3.64	$4.83	$16.50	$3.64	$16.50
Tangible book value per common share(1)	$3.64	$4.82	$16.50	$3.64	$16.50
Performance Ratios:
Return on average assets(2)	(0.24)%	(11.02)%	(5.70)%	(4.46)%	(2.22)%
Return on average common equity(2)	(6.39)%	(195.50)%	(89.51)%	(75.13)%	(34.31)%
Net interest margin(2)	4.07%	3.48%	3.64%	3.66%	3.76%
Asset Quality Data:
Net charge-offs	$3,228	$4,460	$3,544	$12,407	$14,147
Net charge-offs/average loans HFI at amortized cost(2)	1.52%	2.08%	1.34%	1.92%	1.81%
Nonperforming loans(3)	$14,013	$18,457	$24,687	$14,013	$24,687
Nonperforming loans (excluding government guaranteed balance)(3)	$13,445	$14,434	$15,822	$13,445	$15,822
Nonperforming loans/total loans HFI(3)	1.63%	2.20%	2.65%	1.63%	2.65%
Nonperforming loans (excluding gov’t guaranteed balance)/total loans HFI(3)	1.56%	1.72%	1.70%	1.56%	1.70%
ACL/Total loans HFI at amortized cost	4.85%	5.37%	2.63%	4.85%	2.63%
Other Data:
Full-time equivalent employees	146	148	237	146	237
Banking centers	12	11	12	12	12
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
The following presents the calculation of the non-GAAP financial measures:

Tangible Common Shareholders' Equity and Tangible Book Value Per Common Share (Unaudited)
	As of
(Dollars in thousands, except for share data)	September 30, 2026	June 30, 2026	September 30, 2025
			As restated
Total shareholders’ equity	$104,541	$115,901	$83,972
Less: Preferred stock liquidation preference	(6,446)	(96,051)	(16,051)
Total equity available to common shareholders	98,095	19,850	67,921
Less: Intangible assets	(62)	(62)	—
Tangible common shareholders' equity	$98,033	$19,788	$67,921

Common shares outstanding	26,962,725	4,106,905	4,116,913
Tangible book value per common share	$3.64	$4.82	$16.50
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
Net Loss
The Company had a net loss for the three months ended September 30, 2026 of $0.7 million, or $0.04 per common share and diluted common share, compared to net income for the three months ended September 30, 2025 of $19.1 million, or $4.71 per common and diluted common share. The change from the third quarter of 2025 was the due to decreases in provision for credit losses of $11.2 million and noninterest expense of $12.4 million, and an increase in noninterest income of $2.2 million, partially offset with a decrease in income tax benefit of $6.7 million.
For the nine months ended September 30, 2026, the Company had a net loss of $39.3 million, or $3.76 per common share and diluted common share, a decrease from net loss of $21.9 million, or $5.57 per common share and diluted common share, for the nine months ended September 30, 2025. The change was primarily due to decreases in net interest income of $4.6 million and noninterest income of $22.8 million and increases in provision for credit losses of $13.5 million and noninterest expense of $13.2 million, partially offset by income tax benefit of $5.7 million.
Net Interest Income
Net interest income was $10.6 million for the three months ended September 30, 2026, a decrease from $11.3 million during the three months ended September 30, 2025. The decrease in net interest income during the third quarter of 2026, as compared to the year ago quarter, was mainly due to a decrease in loan interest income, including fees, of $4.8 million, partially offset by a decrease in interest expense on deposits of $3.1 million.

Net interest margin was 4.07% for the third quarter of 2026, which represented an increase from 3.64% for the third quarter of 2025.
Net interest income was $29.5 million for the nine months ended September 30, 2026, a decrease from $34.1 million for the nine months ended September 30, 2025. The decrease was mainly due to a decrease in loan interest income, including fees, of $14.7 million, partially offset by a decrease in interest expense of $8.7 million.
Net interest margin increased to 3.66% for the nine months ended September 30, 2026, compared to 3.76% for the nine months ended September 30, 2025.
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

	Three Months Ended September 30,
	2026			2025
				As restated
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$29,835	$259	3.44%	$32,521	$282	3.44%
Loans(1)	891,603	15,951	7.10	1,135,629	20,746	7.25
Other	114,325	1,037	3.60	65,955	664	3.99
Total interest-earning assets	1,035,763	17,247	6.61	1,234,105	21,692	6.97
Noninterest-earning assets	85,377			105,690
Total assets	$1,121,140			$1,339,795
Interest-bearing liabilities:
NOW, MMDA and savings	$561,868	$3,553	2.51	$704,339	$6,058	3.41
Time deposits	307,418	2,930	3.78	336,596	3,518	4.15
Other borrowings	7,217	137	7.53	67,478	798	4.69
Total interest-bearing liabilities	876,503	6,620	3.00	1,108,413	10,374	3.71
Demand deposits	111,137			105,464
Noninterest-bearing liabilities	22,490			22,891
Shareholders’ equity	111,010			103,027
Total liabilities and shareholders’ equity	$1,121,140			$1,339,795
Net interest income		$10,627			$11,318
Interest rate spread			3.61			3.26
Net interest margin (2)			4.07			3.64
Ratio of average interest-earning assets to average interest-bearing liabilities	118.17%			111.34%

(1) Includes nonaccrual loans.
(2) Net interest margin represents annualized net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2026			2025
				As restated
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Interest-earning assets:
Investment securities	$30,760	$774	3.36%	$35,917	$1,095	4.08%
Loans(1)	913,246	46,675	6.83	1,111,985	61,346	7.38
Other	133,820	3,593	3.59	61,468	1,831	3.98
Total interest-earning assets	1,077,826	51,042	6.33	1,209,370	64,272	7.11
Noninterest-earning assets	95,286			104,053
Total assets	$1,173,112			$1,313,423
Interest-bearing liabilities:
NOW, MMDA and savings	$579,568	$11,046	2.55	$711,114	$18,179	3.42
Time deposits	350,326	10,180	3.89	314,619	10,110	4.30
Other borrowings	7,404	327	5.90	54,620	1,928	4.72
Total interest-bearing liabilities	937,298	21,553	3.07	1,080,353	30,217	3.74
Demand deposits	108,559			105,031
Noninterest-bearing liabilities	21,572			22,514
Shareholders’ equity	105,683			105,525
Total liabilities and shareholders’ equity	$1,173,112			$1,313,423
Net interest income		$29,489			$34,055
Interest rate spread			3.26			3.37
Net interest margin (2)			3.66			3.76
Ratio of average interest-earning assets to average interest-bearing liabilities	114.99%			111.94%

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

(Dollars in thousands)	Rate	Volume	Total
Three Months Ended September 30, 2026 vs. September 30, 2025 (as restated):
Interest-earning assets:
Investment securities	$—	$(23)	$(23)
Loans	(421)	(4,374)	(4,795)
Other interest-earning assets	(71)	444	373
Total interest-earning assets	(492)	(3,953)	(4,445)
Interest-bearing liabilities:
NOW, MMDA and savings	(1,420)	(1,085)	(2,505)
Time deposits	(296)	(292)	(588)
Other borrowings	309	(970)	(661)
Total interest-bearing liabilities	(1,407)	(2,347)	(3,754)
Net change in net interest income	$915	$(1,606)	$(691)

(Dollars in thousands)	Rate	Volume	Total
Nine Months Ended September 30, 2026 vs. September 30, 2025 (as restated):
Interest-earning assets:
Investment securities	$(176)	$(145)	$(321)
Loans	(4,278)	(10,393)	(14,671)
Other interest-earning assets	(197)	1,959	1,762
Total interest-earning assets	(4,651)	(8,579)	(13,230)
Interest-bearing liabilities:
NOW, MMDA, and savings	(4,130)	(3,003)	(7,133)
Time deposits	(1,018)	1,088	70
Other borrowings	389	(1,990)	(1,601)
Total interest-bearing liabilities	(4,759)	(3,905)	(8,664)
Net change in net interest income	$108	$(4,674)	$(4,566)
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
The Company recorded a provision recovery for credit losses on loans for the three months ended September 30, 2026 of $0.1 million compared to a provision of $11.2 million for the three months ended September 30, 2025. The decrease in the provision expense was primarily the result of $30.5 million of expense related to the asset resolution plan recorded in the second quarter of 2026. During the three months ended September 30, 2026, $3.2 million of net charge offs were recorded compared to $3.5 million during the three months ended September 30, 2025.
The Company recorded a provision for credit losses for the nine months ended September 30, 2026 of $32.3 million compared to a $23.3 million provision for the nine months ended September 30, 2025. For the nine months ended

September 30, 2026, net loan charge offs totaled $12.4 million compared to $14.1 million for the nine months ended September 30, 2025. The increase in provision was the result of provision expense booked during the second quarter as determined by the asset resolution plan.
The ACL was $41.8 million at September 30, 2026 and $24.5 million at September 30, 2025.
Noninterest Income (Loss)
The following table presents noninterest income (loss) for the nine months ended September 30, 2026 and September 30, 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Noninterest income (loss):		As restated		As restated
Loan servicing income, net	$655	$761	2,013	1,981
Gain (loss) on sale of SBA and PPP loans, net	—	3,039	(97)	15,975
Service charges and fees	507	474	1,494	1,396
Fair value adjustment on loans held for sale	—	(5,096)	—	(5,096)
SBA loan fair value loss	(38)	(882)	(7,039)	805
Government guaranteed loan packaging fees	—	380	—	1,673
Loss on nonmarketable equity securities	—	—	(1,500)	—
Loss on sale of premises and equipment	—	—	(21)	—
Other noninterest income (loss)	(23)	254	326	1,215
Total noninterest income (loss)	$1,101	$(1,070)	(4,824)	17,949
Noninterest income was $1.1 million during the three months ended September 30, 2026, an increase from a negative $1.1 million during the three months ended September 30, 2025. The increase in the third quarter of 2026, as compared to the third quarter of 2025, was the result of a third quarter 2025 fair value adjustment on loans held for sale of $5.1 million, partially offset by a decrease in gain on sale of government guaranteed loans of $3.0 million.
Noninterest income was a negative $4.8 million for the nine months ended September 30, 2026, a decrease from $17.9 million for the nine months ended September 30, 2025. The decrease was primarily the result of a decrease in gain on sale of government guaranteed loans of $16.1 million, a decrease in government guaranteed loan fair value gains of $7.8 million, a decrease in government guaranteed loan packaging fees of $1.7 million and second quarter 2026 loss on nonmarketable equity securities of $1.5 million, partially offset by a 2025 fair value adjustment on loans held for sale of $5.1 million.

Noninterest Expense
The following table presents noninterest expense for the nine months ended September 30, 2026 and September 30, 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Noninterest expense:
Salaries and benefits	$4,466	$7,637	$14,867	$23,748
Bonus, commissions, and incentives	576	530	1,607	863
Occupancy and equipment	1,307	1,525	4,027	4,738
Data processing	1,406	2,049	5,544	6,172
Marketing and business development	76	262	356	1,152
Professional services	571	859	2,907	2,373
Loan servicing and origination expense	3,004	3,273	9,962	6,866
Employee recruiting and development	213	364	663	1,443
Regulatory assessments	515	484	1,704	1,175
Restructure charges	—	7,262	—	7,262
Director compensation	93	137	189	390
Liability and fidelity bond insurance	173	168	507	468
ATM and interchange	135	134	425	356
Telecommunication	65	82	197	282
Other noninterest expense	216	449	2,423	1,268
Total noninterest expense	$12,816	$25,215	$45,378	$58,556
Noninterest expense was $12.8 million during the three months ended September 30, 2026, a decrease from $25.2 million during the three months ended September 30, 2025. The decrease in the third quarter of 2026, as compared to the third quarter of 2025, was primarily due to the third quarter 2025 restructuring expense of $7.3 million, and a decrease in compensation expense of $3.1 million.
Noninterest expense was $45.4 million for the nine months ended September 30, 2026, a decrease from $58.6 million for the nine months ended September 30, 2025. The decrease was primarily the result of the third quarter 2025 restructuring expense of $7.3 million, a decrease in compensation expense of $8.1 million, partially offset by an increase in loan servicing and origination expense of $3.1 million.
Income Taxes
Income tax benefit was $0.3 million for the three months ended September 30, 2026, an increase from income tax benefit of $7.1 million for the three months ended September 30, 2025. The change was attributed to a decrease in net loss.
Income tax benefit was $13.8 million for the nine months ended September 30, 2026, a decrease from income tax expense of $8.0 million for the nine ended September 30, 2025. The change was attributed to a higher net loss for the current year.
At September 30, 2026, the Company had $36.2 million federal net operating loss carryforward and $34.6 million of state net operating loss carryforward. At September 30, 2025, the Company had $7.3 million of federal net operating loss carryforward and $7.9 million of state net operating loss carryforward. The Company expects to fully utilize the net operating losses.
The effective income tax rate was 25.94% for the nine months ended September 30, 2026 and 26.82% for the nine months ended September 30, 2025.

Financial Condition
Investment Securities
The following table presents the fair value of the Company's investment securities portfolio classified as available for sale as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Investment securities available for sale:
Asset-backed securities	$2,550	$2,822
Mortgage-backed securities:
U.S. Government-sponsored enterprises	4,305	4,899
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	15,636	17,768
Corporate bonds	1,365	3,874
Total investment securities available for sale	$23,856	$29,363
The net unrealized loss on the investment securities AFS at September 30, 2026 and December 31, 2025, was $3.6 million and $2.6 million, respectively.
The following table presents the amortized cost of the Company's investment securities portfolio classified as held to maturity as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Investment securities held to maturity:
Corporate bonds	$2,500	$2,500
Total investment securities held to maturity	$2,500	$2,500
There was a $7 thousand ACL on the corporate bonds HTM as of September 30, 2026 and $7 thousand at December 31, 2025. The net unrealized loss on the investment securities HTM at September 30, 2026, was $153 thousand compared with a net unrealized loss on investment securities HTM of $116 thousand at December 31, 2025.
No investment securities were pledged as of September 30, 2026 or December 31, 2025, and there were no sales of investment securities for the nine months ended September 30, 2026 or the nine months ended September 30, 2025.

The investment securities available for sale presented in the following tables are reported at amortized cost and by contractual maturity as of September 30, 2026 and December 31, 2025. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities and collateralized mortgage obligations receive monthly principal payments, which are not reflected below.

	September 30, 2026
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$2,533	4.85%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	4,919	3.01
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	18,642	2.36
Corporate bonds	—	—	1,360	5.23	—	—	—	—
Total investment securities available for sale	$—	—%	$1,360	5.23%	$—	—%	$26,094	2.72%

	December 31, 2025
	One year or less		One to five years		Five to ten years		After ten years
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Asset-backed securities	$—	—%	$—	—%	$—	—%	$2,827	2.96%
Mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	5,264	2.99
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	—	—	—	—	20,040	2.32
Corporate bonds	—	—	3,843	5.04	—	—	—	—
Total investment securities available for sale	$—	—%	$3,843	5.04%	$—	—%	$28,131	2.51%
The investment securities held to maturity presented in the following tables are reported at amortized cost and by contractual maturity as of September 30, 2026 and December 31, 2025. Actual timing may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, residential mortgage-backed securities receive monthly principal payments, which are not reflected below.

	September 30, 2026
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
Loan Portfolio Composition
The Company offers a variety of products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of government guaranteed, commercial real estate, commercial business, residential mortgage, and consumer loans. Senior management and loan officers have continued to develop new sources of loan referrals, particularly among centers of local influence and real estate professionals, and have also enjoyed repeat business from loyal customers in the markets the Bank serves. The Bank has no concentration of credit in any industry that represents 10% or more of its loan portfolio. Additionally, the loan portfolio is well-diversified across major loan types with a low concentration of non owner-occupied commercial real estate loans which makes up 13% of the total portfolio. The following table sets forth the composition of its HFI loan portfolio.

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Loans HFI:			As restated
Government guaranteed loans HFI, at fair value	$42,204		$54,076
Loans HFI, at amortized cost:
Residential real estate	348,865	40.7%	365,427	40.7%
Commercial real estate	228,589	26.7	215,771	24.0
Construction and land	35,976	4.2	48,397	5.4
Commercial and industrial	177,062	20.7	181,566	20.2
Commercial and industrial – PPP	—	—	6	—
Consumer and other	66,903	7.7	86,441	9.7
Loans HFI, at amortized cost, gross	857,395	100.0%	897,608	100.0%
Discount on government guaranteed loans	(4,472)		(6,811)
Premium on loans purchased, net	688		2,650
Deferred loan costs, net	7,151		10,491
Allowance for credit losses	(41,762)		(21,996)
Loans HFI, at amortized cost, net	819,000		881,942
Total loans HFI, net	$861,204		$936,018
For the nine months ended September 30, 2026, the Bank originated $97.0 million in loans through conventional lending channels and $0.8 million in government guaranteed loans. In addition, the Bank sold $0.8 million of government guaranteed loans to a third party as part of the Bank’s discontinuance of SBA 7(a) lending.

Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans at September 30, 2026. Loan balances in this table include loans HFI at fair value, loans HFI at amortized cost, discount on retained balances of loans sold, premium and discount on loans purchased, and deferred loan costs, net.

(Dollars in thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to 15 Years	Due After 15 Years	Total
Real estate:
Residential	$1,698	$1,193	$14,644	$331,545	$349,080
Commercial	2,192	29,014	53,766	154,618	239,590
Construction and land	531	4,474	3,936	27,035	35,976
Commercial and industrial	41,267	24,346	138,708	4,222	208,543
Consumer and other	2,705	9,253	15,945	41,874	69,777
Total loans HFI	$48,393	$68,280	$226,999	$559,294	$902,966
The following table shows the loans with contractual maturities of greater than one year that have fixed or adjustable interest rates at September 30, 2026.

(Dollars in thousands)	Fixed Interest Rate	Adjustable Interest Rate
Real estate:
Residential	$64,336	$283,046
Commercial	28,451	208,947
Construction and land	—	35,445
Commercial and industrial	17,051	150,225
Consumer and other	63,393	3,679
Total loans HFI	$173,231	$681,342
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
The Company completed and quantified the impact of the asset resolution in the second quarter of 2026. The asset resolution plan included the identification of specific loans within the Company’s government guaranteed loan portfolio, as well as adjustments to the net amount expected to be collected on over 7,000 unguaranteed SBA 7(a) small balance loans. As a result, the Company recorded $41.5 million of provision expense, write-downs on loans measured at fair value, amortization of premiums paid on purchased government guaranteed loans, and impairment on nonmarketable securities during the quarter.
Nonperforming Assets. At September 30, 2026, the Company had $14.0 million in nonperforming assets, excluding government guaranteed loan balances. The ACL represented 4.85% of total loans HFI at amortized cost. At September 30, 2025, the Company had $17.6 million in nonperforming assets, excluding government guaranteed loan balances. The ACL represented 2.63% of total loans HFI at amortized cost. Total loans HFI at September 30, 2026 and September 30, 2025 included government guaranteed balances and loans measured at fair value, which had no reserves allocated to them. ACL as a percentage of loans HFI at amortized cost, not including government guaranteed loan balances, was 5.20% at September 30, 2026, compared to 2.80% at September 30, 2025. The increase in ACL percentage was the result of provision expense booked during the quarter as determined by the asset resolution plan.
The following table sets forth certain information on nonaccrual loans, loans 90 days or more past due, and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information.

(Dollars in thousands)	September 30, 2026	September 30, 2025	December 31, 2025
		As restated	As restated
Nonperforming loans (government guaranteed balances), at amortized cost, gross	$568	$8,865	$8,072
Nonperforming loans (unguaranteed balances), at amortized cost, gross	13,445	15,822	16,271
Total nonperforming loans, at amortized cost, gross	14,013	24,687	24,343
Nonperforming loans (government guaranteed balances), at fair value	—	—	83
Nonperforming loans (unguaranteed balances), at fair value	114	1,385	1,453
Total nonperforming loans, at fair value	114	1,385	1,536
OREO	410	400	400
Repossessed assets	253	32	263
Total nonperforming assets, gross	$14,790	$26,504	$26,542
Nonperforming loans as a percentage of total loans HFI(1)	1.63%	2.65%	2.69%
Nonperforming loans (excluding government guaranteed balances) to total loans HFI(1)	1.56%	1.70%	1.80%
Nonperforming assets as a percentage of total assets	1.29%	1.98%	2.05%
Nonperforming assets (excluding government guaranteed balances) to total assets	1.21%	1.21%	1.29%
ACL to nonperforming loans(1)	298.02%	99.18%	90.35%
ACL to nonperforming loans (excluding government guaranteed balances)(1)	310.61%	154.75%	135.18%
(1) Excludes loans measured at fair value

The following table sets forth information with respect to activity in the ACL for loans for the periods shown:

(Dollars in thousands)	At and for the Three Months Ended September 30,		At and for the Nine Months Ended September 30,
	2026	2025	2026	2025
Allowance at beginning of period	$45,081	$17,041	$21,995	$15,512
Charge-offs:
Residential real estate	(121)	(121)	(1,163)	(963)
Commercial real estate	(291)	—	(761)	(485)
Commercial and industrial	(2,853)	(3,433)	(10,375)	(11,907)
Commercial and industrial - PPP	—	(1)	—	(1)
Consumer and other	(405)	(314)	(1,253)	(1,767)
Total charge-offs	(3,670)	(3,869)	(13,552)	(15,123)
Recoveries:
Residential real estate	1	—	95	27
Commercial real estate	97	3	119	5
Commercial and industrial	234	190	715	653
Consumer and other	110	132	216	291
Total recoveries	442	325	1,145	976
Net charge-offs	(3,228)	(3,544)	(12,407)	(14,147)
Provision for credit losses on loans	(91)	10,988	32,173	23,120
Allowance at end of period	$41,762	$24,485	$41,761	$24,485
Net charge-offs to average loans HFI at amortized cost	1.52%	1.34%	1.92%	1.81%
Allowance as a percent of total loans HFI at amortized cost	4.85%	2.63%	4.85%	2.63%
Allowance as a percent of loans HFI at amortized cost, not including government guaranteed loans	5.20%	2.80%	5.20%	2.80%
Allowance as a percent of nonperforming loans at amortized cost, gross	298.02%	99.18%	298.02%	99.18%
Total loans HFI	$902,966	$993,109	$902,966	$993,109
Average loans HFI at amortized cost	$848,578	$1,054,946	$862,845	$1,039,931
Nonperforming loans (including government guaranteed balances) at amortized cost, gross	$14,013	$24,687	$14,013	$24,687
Nonperforming loans (excluding government guaranteed balances) at amortized cost, gross	$13,445	$15,822	$13,445	$15,822
Guaranteed balance of government guaranteed loans	$70,062	$75,293	$70,062	$75,293

The following table details net charge-offs to average loans outstanding by loan category for the three months ended September 30, 2026 and September 30, 2025.

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$(120)	$342,044	(0.14)%	$(121)	$356,159	(0.14)%
Commercial real estate	(194)	266,216	(0.29)	3	367,664	—
Commercial and industrial	(2,619)	168,910	(6.20)	(3,243)	237,790	(5.46)
Commercial and industrial - PPP	—	—	—	(1)	131	(3.05)
Consumer and other	(295)	71,408	(1.65)	(182)	93,202	(0.78)
Total loans HFI at amortized cost	$(3,228)	$848,578	(1.52)%	$(3,544)	$1,054,946	(1.34)%
The following table details net charge-offs to average loans outstanding by loan category for the nine months ended September 30, 2026 and September 30, 2025.

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(Dollars in thousands)	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio	Net (Charge-off) Recovery	Average Loans HFI at amortized cost	Net (Charge-off) Recovery Ratio
Residential real estate	$(1,068)	$350,297	(0.41)%	$(936)	$341,915	(0.37)%
Commercial real estate	(642)	269,808	(0.32)	(480)	366,988	(0.17)
Commercial and industrial	(9,660)	164,322	(7.84)	(11,254)	236,774	(6.34)
Commercial and industrial - PPP	—	—	—	(1)	353	(0.38)
Consumer and other	(1,037)	78,418	(1.76)	(1,476)	93,901	(2.10)
Total loans HFI, at amortized cost	$(12,407)	$862,845	(1.92)%	$(14,147)	$1,039,931	(1.81)%
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

(Dollars in thousands)	At and for the Nine Months Ended September 30,		At and for the Year Ended December 31,
Government Guaranteed, Excluding PPP	2026	2025	2025
Number of loans originated	1	1,352	1,388
Amount of loans originated	$762	$259,730	$278,334
Average loan size originated	$762	$192	$201
Government guaranteed loan balances sold	$—	$191,228	$198,996
Total government guaranteed loan balances:
Guaranteed portion of government guaranteed loan balances HFI	$70,062	$75,280	$70,123
Unguaranteed portion of government guaranteed loan balances HFI	185,706	238,700	232,863
Total government guaranteed loans HFI	255,768	313,980	302,986
Government guaranteed loans serviced for others	$717,254	$1,038,738	$885,505
Government guaranteed loans sold to a third party	$762	$—	$96,602
The following table sets forth, at the dates indicated, the geographic disbursement of gross principal balances of its government guaranteed loan portfolio. The “All Other” category includes states with less than 5% in any period presented.

	September 30,				December 31,
	2026		2025		2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Florida	$94,329	37%	$139,784	34%	$92,975	31%
California	19,970	8	42,401	10	26,730	9
Tennessee	12,516	5	23,361	6
Texas	21,841	9	32,574	8	24,765	8
All Other	107,112	41	176,853	42	136,966	45
Total government guaranteed loans, excluding PPP loans	$255,768	100%	$414,973	100%	$302,986	100%
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
Brokered deposits. At times, the Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering outside the market of the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 20% of total assets. The Company's ability to accept or renew brokered deposits is contingent upon the Bank maintaining a capital level of "well capitalized." At September 30, 2026 and December 31, 2025, the Company had $165.7 million and $195.5 million, respectively, of brokered deposits.
The amount of each of the following categories of deposits, at the dates indicated, are as follows:

(Dollars in thousands)	September 30, 2026		December 31, 2025
Noninterest-bearing deposit accounts	$121,193	12.0%	$95,731	8.1%
Interest-bearing transaction accounts	142,555	14.1	231,227	19.5
Money market accounts	424,090	41.8	434,930	36.7
Savings accounts	21,488	2.1	19,709	1.7
Subtotal	709,326	70.0	781,597	66.0
Total time deposits	304,828	30.0	402,341	34.0
Total deposits	$1,014,154	100.0%	$1,183,938	100.0%
At September 30, 2026, the Company held approximately $217.9 million of deposits that exceeded the FDIC insurance limit which was 21% of total deposits.
The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit of $250 thousand as of September 30, 2026.

(Dollars in thousands)
Three months or less	$30,151
Over three months through six months	17,563
Over six months through 12 months	25,358
Over 12 months	11,039
Total time deposits over $250	$84,111
Deposits decreased $169.8 million or 14.34% for the nine months ended September 30, 2026, with decreases in interest-bearing transaction account balances, money market deposit account balances, and time deposit balances, partially offset by increases in noninterest-bearing deposit account balances and time deposit balances. The decrease in deposits over the past year was primarily due to decreases in high-rate promotional deposits held with non-relationship customers and brokered deposits.
Other Borrowings
At September 30, 2026 and December 31, 2025, the Company had no borrowings outstanding from the FHLB or FRB.
The Bank is a member of the FHLB of Atlanta, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB short-term borrowings bear interest at variable rates set by the FHLB. Any advances that the Bank were to obtain would be secured by a blanket lien on $351.0 million of real estate-related loans as of September 30, 2026. Based on this collateral and the Bank's holdings of FHLB stock, the Bank was eligible to borrow up to $174.6 million from the FHLB at September 30, 2026.
In addition, the Bank has a line of credit with the Federal Reserve Bank of Atlanta which was secured by $42.8 million of commercial loans as of September 30, 2026. FRB short-term borrowings bear interest at variable rates based on the FOMC's target range for the federal funds rate. Based on this collateral, the Bank was eligible to borrow up to $32.0 million from the FRB at September 30, 2026.
The Company has $6.0 million of Subordinated Notes (the “Notes”) that mature June 30, 2031 and was redeemable after 5 years which was June 30, 2026. The Notes carried interest at a fixed rate of 4.50% per annum for the initial 5 years of term and now carries interest at a floating rate for the final 5 years of term after June 30, 2026. Under the note agreements, the floating rates are based on a SOFR benchmark plus 3.78% per annum which was 7.86% at September 30, 2026.
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
The balance of Subordinated Notes outstanding at the Company, net of offering costs, amounted to $6.0 million at September 30, 2026 and December 31, 2025.
The Company has a term note with quarterly principal and interest payments with interest at Prime (6.75% at September 30, 2026). The note matures on March 10, 2029 and the balance of the note was $1.1 million and $1.6 million at September 30, 2026 and December 31, 2025, respectively. The note is secured by 100% of the stock of the Company and requires the Company to comply with certain loan covenants during the term of the note. On December 30, 2025, the lender agreed that the Bank may defer the quarterly interest payment due December 10, 2025 on its term loan until March 10, 2026. The deferred interest was paid as agreed. The Company was in compliance with all financial debt covenants.
Capital Resources
Shareholders' equity is influenced primarily by earnings, dividends, the Company's sales and repurchases of its common and preferred stock, and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized gains or losses, net of taxes, on available for sale investment securities.
Shareholders' equity was $104.5 million at September 30, 2026 as compared to $81.6 million at December 31, 2025. The increase was primarily due to the $74.5 million Series D and Series E preferred stock capital raise and subsequent conversion to common stock, partially offset by the net loss of $39.3 million and redemption of Series A and B preferred stock of $9.5 million.
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
Management believes that the Bank met capital adequacy requirements to which it was subject at September 30, 2026 and December 31, 2025.
The Bank’s actual capital amounts and percentages were as shown in the table below:

	Actual		Minimum(1)		Well Capitalized(2)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
As of September 30, 2026
Total Capital (to risk-weighted assets)	$108,574	12.44%	$69,820	8.00%	$87,276	10.00%
Tier 1 Capital (to risk-weighted assets)	97,274	11.15	52,365	6.00	69,820	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	97,274	11.15	39,274	4.50	56,729	6.50
Tier 1 Capital (to total assets)	97,274	8.79	44,249	4.00	55,311	5.00
As of December 31, 2025 (as restated)
Total Capital (to risk-weighted assets)	91,085	9.48	76,867	8.00	96,084	10.00
Tier 1 Capital (to risk-weighted assets)	78,951	8.22	57,650	6.00	76,867	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	78,951	8.22	43,238	4.50	62,455	6.50
Tier 1 Capital (to total assets)	78,951	5.98	52,837	4.00	66,046	5.00

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
A summary of the amounts of the Bank’s financial instruments, with off-balance sheet risk as of the dates indicated, was as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Unfunded loan commitments	$—	$1,257
Unused lines of credit	190,211	207,665
Standby letters of credit	1,361	1,161
Total	$191,572	$210,083
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
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At September 30, 2026 and December 31, 2025, ACL for off-balance sheet loan commitments totaled $810 thousand and $671 thousand, respectively.

Contractual Obligations
In the ordinary course of its operations, the Company enters into certain contractual obligations. Total contractual obligations at September 30, 2026 were $331.8 million, a decrease from $431.4 million at December 31, 2025. The decrease was primarily due to a decrease in time deposits of $97.5 million.
The following tables present our contractual obligations as of September 30, 2026 and December 31, 2025.

	Contractual Obligations as of September 30, 2026
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$1,953	$2,648	$2,746	$12,549	$19,896
Long-term borrowings	456	682	—	—	1,138
Subordinated notes	—	—	—	5,968	5,968
Time deposits	281,972	22,216	640	—	304,828
Total	$284,381	$25,546	$3,386	$18,517	$331,830

	Contractual Obligations as of December 31, 2025
(Dollars in thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating lease obligations	$2,119	$3,064	$2,706	$13,594	$21,483
Long-term borrowings	456	912	225	—	1,593
Subordinated notes	—	—	—	5,962	5,962
Time deposits	318,112	81,873	2,356	—	402,341
Total	$320,687	$85,849	$5,287	$19,556	$431,379
Liquidity
Liquidity management is the process by which the Bank manages the flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of the operations, and capital expenditures. The Bank generally maintains a minimum liquidity ratio of liquid assets to total assets of at least 7.0%. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered investment securities available for sale. The on-balance sheet liquidity ratio at September 30, 2026 was 13.49%, as compared to 18.44% at December 31, 2025.
For the nine months ended September 30, 2026, the Bank did not pay any dividends. The Company suspended the payment of both common stock and preferred stock dividends in 2025. Preferred dividend payments were reinstated in the third quarter of 2026. As of September 30, 2026, BayFirst Financial Corp. held $2.0 million in cash and cash equivalents.
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

The estimated impact on the net interest income as of September 30, 2026 and December 31, 2025, assuming immediate parallel moves in interest rates, is presented in the table below.

	September 30, 2026		December 31, 2025
Change in rates	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	1.4%	0.4%	5.2%	(3.2)%
+300 basis points	2.0	1.4	5.2	(0.9)
+200 basis points	1.8	1.6	4.1	0.2
+100 basis points	1.4	1.3	2.5	0.6
-100 basis points	(0.3)	(1.2)	(1.1)	(0.5)
-200 basis points	(2.5)	(4.4)	(3.9)	(2.8)
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
The table below presents the change in the economic value of equity as of September 30, 2026 and December 31, 2025, assuming immediate parallel shifts in interest rates.

Change in rates	September 30, 2026	December 31, 2025
+400 basis points	(17.0)%	(15.6)%
+300 basis points	(12.6)	(10.9)
+200 basis points	(8.3)	(6.9)
+100 basis points	(3.8)	(3.1)
-100 basis points	4.7	4.1
-200 basis points	8.0	7.6
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of September 30, 2026, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2026.
Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of September 30, 2026, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows as of the dates presented and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Risk Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2026, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2026 due to the material weakness described below.
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
Remediation Plan
Management has begun implementing the following measures to remediate the material weakness:
•Reviews of all related procedures for completeness and correctness
•Training of personnel and management
•Escalation process to senior management
•Evaluating automating steps to insure consistent and correct processes
This plan was implemented in the third quarter of 2026. The plan is operating as expected and testing is ongoing.
We will not consider the material weakness fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. The Audit Committee of our Board of Directors is monitoring these remediation efforts.

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
None
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 4B. Other Information
None.

ITEM 6. EXHIBITS
(a)Exhibits.

Exhibit Number	Exhibit Name
*3.1	Amended and Restated Articles of Incorporation
*3.2	Bylaws
*3.3	Amendment to Bylaws, dated August 22, 2019
*3.4	Amendment to Articles of Incorporation, dated September 7, 2023
*3.5	Article of Amendment to Articles of Incorporation of BayFirst Financial Corp.
*3.6	Article of Amendment to Articles of Incorporation of BayFirst Financial Corp.
*4.1	Form of common stock certificate
*4.2	Form of Series C Cumulative Convertible Preferred Stock certificate
31.1	Principal Executive Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
31.2	Principal Financial Officer’s Certification required by Rule 13(a)-14(a) - filed herewith
32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith
101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 2026, formatted in iXBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements – filed herewith.

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

BAYFIRST FINANCIAL CORP.

Date:	November 10, 2026

By:	/s/ Alfred T. Rogers, Jr.
Alfred T. Rogers, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 10, 2026

By:	/s/ Scott J. McKim
Scott J. McKim
Chief Financial Officer (Principal Financial Officer\Principal Accounting Officer)